Form 10-Q
period 2015-09-30
Axovant Sciences Ltd.
filed 2015-11-02
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015
 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on November 2, 2015, was 99,150,000.

AXOVANT SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements
AXOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2015	March 31, 2015
Assets
Current assets:
Cash	$320,211	$—
Prepaid expenses and other current assets	2,031	4
Deferred tax assets	273	—
Deferred financing costs	—	1,104
Total current assets	322,515	1,108

Property, plant and equipment, net	33	9
Deferred tax assets	115	—
Total assets	$322,663	$1,117

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$697	$403
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	2,458	2,307
Accrued legal fees	232	832
Accrued expenses	1,707	326
Contingent payment liability	5,000	—
Income tax payable	284	—
Total current liabilities	10,378	3,868

Contingent payment liability	—	5,000

Total liabilities	10,378	8,868

Commitments and contingencies (Note I)

Shareholders’ equity (deficit):
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 99,150,000 and 75,000,000 issued and outstanding at September 30, 2015 and March 31, 2015, respectively	1	1
Common shares subscribed	—	(1)
Additional paid-in capital	373,450	13,296
Accumulated deficit	(61,166)	(21,047)

Total shareholders’ equity (deficit)	312,285	(7,751)

Total liabilities and shareholders’ equity (deficit)	$322,663	$1,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	(Second Fiscal Quarter) Three Months Ended	Six Months Ended
	September 30, 2015	September 30, 2015

Operating expenses:
Research and development (includes $1,799 and $9,822 of share-based compensation expense for three and six months ended, September 30, 2015, respectively)	$8,277	$18,886
General and administrative (includes $821 and $15,080 of share-based compensation expense for the three and six months ended, September 30, 2015, respectively)	3,760	21,134
Total operating expenses	12,037	40,020

Loss before provision for income tax	(12,037)	(40,020)

Income tax expense	24	99

Net loss and comprehensive loss	$(12,061)	$(40,119)

Net loss per common share — basic and diluted	$(0.12)	$(0.45)
Weighted average common shares outstanding — basic and diluted	99,150,000	89,780,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Common Shares		Common Shares Subscribed	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at March 31, 2015	75,000,000	$1	$(1)	$13,296	$(21,047)	$(7,751)
Sale of common shares in initial public offering ($15.00 per share), net of underwriting discounts and commissions and offering expenses of $27,748	24,150,000	—	—	334,502	—	334,502
Common shares subscription paid	—	—	1	—	—	1
Capital contribution	—	—	—	750	—	750
Share-based compensation expense	—	—	—	8,262	—	8,262
Capital contribution — share-based compensation (Note E[1])	—	—	—	16,640	—	16,640
Net loss	—	—	—	—	(40,119)	(40,119)

Balance at September 30, 2015	99,150,000	$1	$—	$373,450	$(61,166)	$312,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

Six Months Ended September 30, 2015

Cash flows from operating activities:
Net loss	$(40,119)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	24,902
Depreciation and amortization	14
Deferred tax assets	(388)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,027)
Accounts payable	294
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	334
Accrued liabilities	2,009
Income tax payable	284
Net cash used in operating activities	(14,697)
Cash flows from investing activities:
Purchase of property, plant and equipment	(37)
Net cash used in investing activities	(37)

Cash flows from financing activities:
Cash proceeds from issuance of common shares in initial public offering, net of underwriting discount	336,893
Initial public offering costs paid	(2,351)
Cash capital contribution from Roivant Sciences Ltd.	751
Repayment of amounts due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	(627)
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	279
Net cash provided by financing activities	334,945
Net change in cash	320,211
Cash—beginning of period	—
Cash—end of period	$320,211
Non-cash financing activities:
Unpaid initial public offering costs	$40
Supplemental disclosure of cash paid:
Taxes	$203

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements
Note A—Description of Business

Axovant Sciences Ltd. (the ‘‘Company’’) is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia. The Company intends to develop a pipeline of product candidates to comprehensively address the cognitive, functional and behavioral components of dementia and related neurological disorders. The Company was founded on October 31, 2014 as a Bermuda Exempted Limited Company and a wholly-owned subsidiary of Roivant Sciences Ltd. (‘‘RSL’’), under the name Roivant Neurosciences, Ltd.  The Company changed its name to Axovant Sciences Ltd. in March 2015.  On February 24, 2015, Axovant Sciences, Inc. (“ASI”) was formed, and on March 7, 2015, it became a wholly-owned subsidiary of the Company based in the United States of America.

From its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, acquiring drug development programs and preparing for and advancing its product candidate (RVT-101) into clinical development. The Company has determined that it has one operating and reporting segment. The Company's product candidate under development was acquired from Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited (collectively "GSK") on December 17, 2014 (Refer to Note C).

In October 2015, the Company exercised an option to acquire all of RSL’s right, title and interest in and to nelotanserin under the development, marketing and supply agreement for nelotanserin with Arena Pharmaceuticals, GmbH (Arena) (the ‘‘Arena Development Agreement’’) pursuant to the Option and Waiver Agreement between RSL and the Company entered into in May 2015 (the "Option and Waiver agreement") (Refer to Note J).

Note B—Summary of Significant Accounting Policies

[1] Basis of Presentation:

The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30, and December 31.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period from inception of October 31, 2014 through the period ended March 31, 2015, included in the Company’s final prospectus dated June 10, 2015 filed with the Securities and Exchange Commission (“SEC”) on June 11, 2015.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016, for any other interim period or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (‘‘ASC’’) and Accounting Standards Update (‘‘ASU’’) of the Financial Accounting Standards Board (‘‘FASB’’).  The condensed consolidated financial statements include the accounts of the Company and ASI, its wholly-owned subsidiary.  The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

[3] Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares of outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method.  Stock options to purchase 5,180,806 and 5,180,806 common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and six months ended September 30, 2015 because they were anti-dilutive.

[4] Financial Instruments:

ASC Topic 820, Fair Value Measurement ("ASC 820"), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.
ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

•	Level 1-Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2-Valuations are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

•	Level 3-Valuations are based on inputs that are unobservable (supported by little or no market activity) and significant to the overall fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The Company's financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature.

Note C—Asset Purchase Agreement

On December 17, 2014 the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to acquire certain intellectual property and research and development materials from GSK, which the Company renamed RVT-101, in exchange for the following consideration:

•	$5,000,000 in cash paid at closing, December 17, 2014;

•
$5,000,000 in a deferred payment payable upon the earlier of (a) the Company having determined in good faith that it has received definitive guidance from the U.S. Food and Drug Administration (the ‘‘FDA’’) that a single Phase 3 trial with RVT-101 for Alzheimer’s disease will be sufficient for new drug application (‘‘NDA’’) approval, (b) filing of an NDA for RVT-101 for Alzheimer’s disease incorporating data from one Phase 3 trial for Alzheimer’s disease, and (c) the Company not having dosed the first patient in a second Phase 3 trial for RVT-101 within six (6)months following the dosing of the first patient in the Company’s first Phase 3 trial for RVT-101.  Should the FDA require the Company to complete additional clinical work prior to commencement of the first Phase 3 trial, the Company will have no obligation to make this deferred payment to GSK;

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

For the consideration above, the Company also received a small quantity of inventory of RVT-101, and certain research and development historical records.  The Company did not hire, or receive, any GSK employees working on the development of RVT-101, or any research, clinical or manufacturing equipment.  Additionally, the Company did not assume from GSK any contracts, licenses or agreements between GSK and any third party with respect to RVT-101.  The Company will need to independently develop all clinical processes and procedures for the Phase 3 MINDSET Study through the use of internal and external resources.

As the intellectual property and inventory of RVT-101 acquired had no alternative future use on the date of acquisition, the Company recorded the $5,000,000 upfront payment as research and development expense at the closing date, December 17, 2014.  In addition, the Company assessed the likelihood of making the deferred payment as probable (Refer to Note I) and recorded an additional $5,000,000 amount as research and development expense at the date of the transaction.

Note D— Property, Plant and Equipment

Property, plant and equipment of $32,853 at September 30, 2015 consisted of computers.  Depreciation expense was $12,610 and $13,608 for the three and six months ended September 30, 2015, respectively.

Note E—Related Party Transactions

[1] Services Agreement:

During 2015, the Company and ASI, entered into a services agreement with RSI (the ‘‘Services Agreement’’) under which RSI agreed to provide certain administrative and research and development services to the Company.  The Company and ASI amended and restated its Services Agreement with RSI on October 13, 2015 for the fiscal year commencing April 1, 2015. Under the Services Agreement, as amended and restated, the Company will pay or reimburse RSI for any expenses it, or third parties acting on its behalf, incurs for the Company.  For any general and administrative and research and development activities performed by RSI employees, RSI will charge back the employee compensation expense plus a pre-determined mark-up.   Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters.  All other costs will be billed back at cost.  The accompanying condensed consolidated financial statements include third-party expenses that have been paid by RSI and RSL.

Under the Services Agreement, for the three and six months ended September 30, 2015 the Company incurred expenses of $729,230 and $3,299,338 respectively, inclusive of the mark-up, which were recorded as research and development and general and administrative expenses.

For the three and six months ended September 30, 2015 the Company recorded share-based compensation income of $2,211,724 and expense of $15,837,290, respectively, in relation to the share-based awards issued by BVC Ltd. (‘‘BVC’’) to RSI employees reflecting the change in fair value of share-based awards that are remeasured at each reporting period date until performance is complete. BVC is a non-public entity, which holds a non-controlling ownership interest in RSL, the parent of the Company and RSI. BVC’s ownership interest and board rights in RSL allow it to exercise significant influence over RSL. As such, because the awards are not based on the Company’s or RSL’s shares, they are remeasured at fair value at each reporting period until the awards vest. Significant judgment and estimates were used to estimate the fair value of these awards as the underlying shares in BVC are not publicly traded. The estimation of the fair value of these awards are determined by RSL, considering the fair value of its ownership interest in the Company and its investments, discounted cash flow analysis, transactions entered into and contemplated by RSL, relevant industry and comparable public company data. As BVC is a non-public entity, the majority of the inputs used to estimate the fair value of the restricted share awards are classified as level 3 due to their unobservable nature. Each award is subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including post-IPO market capitalization target and financing events). Compensation expense will be allocated to the Company over the required service period to earn the award, which is expected to be four years, subject to the achievement of performance and event-based vesting requirements. At September 30, 2015, the remaining weighted average requisite service period over which the awards could be earned was 2.67 years. For the three and six months ended September 30, 2015, these amounts also included a compensation arrangement expense of $802,623, provided to Vivek Ramaswamy as RSI’s Chief Executive Officer by one of BVC’s investors.

[2] Stock Options:

During the three and six months ended September 30, 2015 the Company granted stock options to purchase 30,000 and 70,000, respectively, to employees of RSI, as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees is accounted for by the Company in accordance with the authoritative guidance for non-employee equity awards and is remeasured on each valuation date until performance is complete using the Black-Scholes pricing model. (Refer to Note G[1]).

Each award is subject to specified vesting schedules.  Compensation expense will be recognized by the Company over the required service period to earn the award, which is expected to be 4 years. The Company recorded $41,403 and $573,097 of share-based compensation expense for the three and six months ended September 30, 2015, respectively. The share-based compensation was recorded as research and development and general and administrative expense in the condensed consolidated statement of operations.  The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $4,258,303 as of September 30, 2015, which will be recognized over the weighted-average remaining requisite service period of 3.49 years.  Refer to (Note G) for additional disclosures.

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

On May 1, 2015, the Company received an offer notice, as defined in the Cooperation Agreement, from RSL relating to the opportunity to acquire from Arena Pharmaceuticals GmbH, or Arena, certain rights to develop and market nelotanserin, a novel inverse agonist of the 5HT2A receptor.  On May 8, 2015, the Company entered into a Waiver and Option Agreement with RSL with respect to such opportunity and RSL entered into the Arena Development Agreement.

Pursuant to the terms of the Waiver and Option Agreement, RSL granted the Company an option to acquire all of RSL’s right, title and interest in and to the Arena Development Agreement, together with any amendments and related side letters or other agreements.  The option became exercisable beginning on September 16, 2015 and, if not exercised, would have expired on December 16, 2016. The Company exercised the option on October 28, 2015. (Refer to Note J). Upon exercising the option, the Company will be required to reimburse RSL for 110% of any payments made to Arena, including but not limited to a $4 million up-front payment, and any costs incurred in connection with the development of nelotanserin, in each case pursuant to the Arena Development Agreement.  Post exercise of the option, the Services Agreement between the Company and RSI will apply with regard to any reimbursements made to RSL.

[4] Family Relationships:

Geetha Ramaswamy, MD, the Vice President, Medical Affairs for ASI, is the mother of Vivek Ramaswamy, the Chief Executive Officer of ASI and the Company’s principal executive officer. Shankar Ramaswamy, MD, the Vice President of Corporate Development of ASI, is the brother of Vivek Ramaswamy.

Salary expenses were $62,500 and $125,000 for both Geetha Ramaswamy and Shankar Ramaswamy for the three and six months ended September 30, 2015, respectively.  In March 2015, Geetha Ramaswamy was granted a stock option for 262,500 common shares and Shankar Ramaswamy was granted a stock option for 750,000 common shares, in each case, with an exercise price of $0.90 per share. Shankar Ramaswamy, while previously employed by RSI, was also granted restricted stock in BVC. (Refer to Note G [2]).

Note F—Shareholders’ Equity

[1] Overview:

The Company’s Memorandum of Association, filed on October 31, 2014 in Bermuda, authorized the issuance of one class of shares.  The total number of shares which the Company was authorized to issue was 10,000, each with a par value of $1.00 per share.  Effective March 18, 2015, upon approval of the Board of Directors and the Company’s sole member, RSL, the Company effected a stock split of the authorized, issued and outstanding shares of the Company at a ratio of 100,000-to-1.  The stock split increased the total number of authorized shares from 10,000 to 1,000,000,000, increased the total number of shares issued and outstanding from 750 to 75,000,000, and decreased par value per share from $1.00 to $0.00001.

[2] Transactions:

On June 16, 2015, the Company completed its initial public offering (“IPO”) of common shares.  The Company sold 24,150,000 shares at a price of $15.00 per share, which included 3,150,000 common shares issued upon the full exercise of the underwriters’ option to purchase additional shares, for gross proceeds of $362,250,000.  The Company received net proceeds of $334,502,000, net of underwriting discounts and commissions and offering expenses of $27,748,000. The cash proceeds from the IPO is currently deposited with one banking institution and is substantially all in excess of federally insured levels.

In April 2015, RSL made a cash capital contribution of $750,000.  No additional common shares of the Company were issued in connection with this capital contribution.

Note G—Share-Based Compensation

[1] Stock Options:

In March 2015, the Company adopted its 2015 Equity Incentive Plan (the ‘‘2015 Plan’’), under which 7,500,000 of the Company’s common shares were originally reserved for grant.  In May 2015, the Company’s Board of Directors amended the 2015 Plan to increase the number of common shares authorized for issuance thereunder to 9,500,000 common shares.  The amendment of the 2015 Plan became effective upon the execution of the underwriting agreement relating to the Company’s IPO (Refer to Note F[2]).

At September 30, 2015, a total of 4,319,194 common shares were available for future issuance under the 2015 Plan.

During the six months ended September 30, 2015, the Company granted a total of 1,243,305 options with a weighted average exercise price $10.36 under the 2015 Plan. At September 30, 2015, there were 5,180,805 options outstanding with a weighted average exercise price of $3.17. At September 30, 2015 there were 4,994,095 options exercisable with a weighted average exercise price of $2.62.

For the three and six months ended September 30, 2015 the Company recorded share-based compensation expense related to stock options issued to employees and directors of $3,910,952 and $7,560,287, respectively.  For the three and six months ended September 30, 2015 the Company recorded $41,403 and $573,097 of share-based compensation expense related to stock options issued to non-employees (Note E[2]).  This share-based compensation expense is included in research and development and general and administrative expenses in the accompanying condensed consolidated statement of operations.

Prior to the IPO, the fair value of the Company’s common shares underlying our stock options was estimated on each grant date by the board of directors.  In order to determine the fair value of the Company’s common shares underlying granted stock options, the board of directors considered, among other things, timely valuations of the common shares prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In connection with the Company’s IPO and after preliminary discussions with the underwriters, the Company reassessed the determination of the fair value of the common shares underlying 4,012,500 stock options granted in March 2015 and 527,500 stock options granted in April 2015.  As a result, the Company determined that the fair value of the common shares as of April 13, 2015 was $15.00 per share, which was higher than the fair values of $0.90 per share and $1.04 per share as initially determined by the Board of Directors on the dates of grant in March 2015 and April 2015, respectively.    The use of this higher share price increased both recognized and unrecognized share-based compensation expense and also impacted the valuation of the BVC restricted share compensation expense discussed in Note E[1].

At September 30, 2015, total unrecognized compensation expense related to non-vested options was $62,985,124 and is expected to be recognized over the remaining weighted-average service period of 3.52 years.

[2] BVC Restricted Stock Awards:

Shankar Ramaswamy, an employee of the Company, while previously employed by RSI, was granted restricted common stock (the “Awards”) in BVC.  BVC is a non-public entity, which holds a non-controlling ownership interest in RSL, the Company’s controlling investor. As such, because the Awards are not based on the Company’s shares, they are remeasured at fair value at each reporting period until the Awards vest. Significant judgment and estimates were used to estimate the fair value of these Awards. The Company’s estimation of fair value of the Awards considered recent transactions entered into by the Company, relevant industry and comparable public company data, as well as discounted cash flow analyses. As BVC is a non-public entity, the majority of the inputs used to estimate the fair value of the Awards are considered to be level 3 due to their unobservable nature. Each Award is subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including post-IPO market capitalization and financing events). Compensation expense will be recognized by the Company over the required service period to earn the award, which is expected to be 3.28 years, subject to the achievement of performance and event-based vesting requirements.

At September 30, 2015, the remaining weighted average requisite service period over which the Awards could be earned was 2.77 years. For the three and six months ended September 30, 2015, the Company has recorded share-based compensation expense of $77,222 and $129,478 related to the Awards, which the Company has recorded as research and development expense in the condensed consolidated statement of operations.

At September 30, 2015, total unrecognized compensation expense related to non-vested Awards was $535,154 and is expected to be recognized over the remaining weighted-average service period of 2.77 years.

Note H—Income Taxes

The Company's provision for income taxes is based on federal, New York State and New York City income taxes. The effective income tax rate for the Company for the three and six months ended September 30, 2015 was (0.2)% and (0.2)%, respectively.

On a quarterly basis the Company evaluates the realizability of its deferred tax assets and consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance will be required to reduce the deferred tax asset to the amount that is more likely than not to be realized in future periods.

As of September 30, 2015, the Company did not have any significant uncertain tax positions.

ASI will file its initial federal, state and local income tax returns for the fiscal year ended March 31, 2015.  The Company is subject to tax examinations for fiscal year 2015 and forward in all applicable tax jurisdictions.

Note I—Commitments and Contingencies

The Company has entered into commitments under the asset purchase agreement with GSK (Refer to Note C) and a Services Agreement with RSI (Refer to Note E[1]).  In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities.  The manufacturing agreements can be terminated by the Company with 30 days written notice.  The Company expects to enter into other commitments as the business further develops.

Under the terms of the asset purchase agreement with GSK (Please refer to Note C), the Company is obligated to pay GSK an additional $5 million upon the earliest to occur of one of three specified events. The Company believes it will not have dosed the first patient in a second Phase 3 trial for RVT-101 within six months following the dosing of the first patient in the first Phase 3 trial for RVT-101.  As such, the Company deems it probable that the contingent payment of $5 million will be made before June 30, 2016. The Company has recorded the obligation as a contingent payment liability in the accompanying balance sheet.

Note J—Subsequent Events:

In October 2015, the Company exercised its option under its Waiver and Option Agreement with RSL, acquiring all of RSL's rights, title, interests and obligations under the Arena Development Agreement for nelotanserin. The Company will reimburse RSL approximately $4.8 million which is 110% of the payments made by RSL to Arena, and any costs incurred by RSL in connection with the development of nelotanserin, in each case pursuant to the Waiver and Option Agreement prior to the exercise of the option.

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
Overview
We are a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia. We intend to develop a pipeline of product candidates to comprehensively address the cognitive, functional and behavioral components of dementia and related neurological disorders. Our vision is to become the leading company focused on the treatment of dementia by addressing all forms and aspects of the disease.
Our near-term focus is to develop our lead product candidate, RVT-101, a selective 5HT6 receptor antagonist, for the treatment of Alzheimer's disease and dementia with Lewy bodies, or DLB and to develop nelotanserin, our second product candidate, a highly potent and selective 5HT2A inverse agonist, for the treatment of REM behavior disorder, or RBD, and visual hallucinations and behavioral disturbances in patients with Lewy body dementia. We were founded in October 2014 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring our product candidates and conducting clinical trials for our product candidates. In June 2015, we completed our initial public offering, or IPO, from which we raised $334.5 million. We intend to use these proceeds to fund our planned clinical development programs. To date, we have not generated any revenue and we recorded net losses of $12.3 million and $40.4 million for the three and six months ended September 30, 2015, respectively.
Our Pipeline:
RVT-101 for the Treatment of Alzheimer’s Disease
Our lead product candidate, RVT-101, is currently being developed for the treatment of Alzheimer’s disease. We acquired the worldwide rights to RVT-101 from Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited, collectively GSK, under an asset purchase agreement entered into in December 2014, or the GSK Agreement.

Alzheimer’s disease, a form of dementia, is a progressive neurodegenerative disorder that results in significant impairments in cognition, function and behavior. According to the Alzheimer’s Association, Alzheimer’s disease affects approximately 5.3 million people in the United States. It is estimated that between 70% and 90% of Alzheimer’s disease patients age 65 and older are classified as having mild-to-moderate Alzheimer’s disease. No new chemical entity has been approved by the FDA for the treatment of Alzheimer’s disease since 2003.

In October 2015, we commenced a global, multi-center, double-blind, placebo-controlled confirmatory Phase 3 clinical study of RVT-101, called MINDSET, for the treatment of mild-to-moderate Alzheimer’s disease. The MINDSET study will evaluate the safety, tolerability and efficacy of RVT-101 over a 24-week period and will compare 35-mg, once-daily oral doses of RVT-101 to placebo in approximately 1,150 patients with mild-to-moderate Alzheimer's disease on a stable background of donepezil therapy. The primary efficacy evaluations are the Alzheimer's Disease Assessment Scale - cognitive subscale (ADAS-cog) and the Alzheimer's Disease Cooperative Study - Activities of Daily Living scale (ADCS-ADL), each of which have been used as endpoints to obtain regulatory approval of currently-marketed Alzheimer's disease treatments in the United States and Europe.

Subjects completing the MINDSET study will be eligible to enroll in a 12-month, open-label extension in which other medications for the treatment of Alzheimer’s disease, including memantine and other cholinesterase inhibitors, may be administered in combination with RVT-101. We have received a Special Protocol Assessment, or SPA, agreement from FDA for the MINDSET study. The SPA agreement states that the design and planned analysis of this study adequately address the objectives necessary to support an application for marketing approval.

The MINDSET trial seeks to confirm the results of a 684-patient international, multi-center, double-blind placebo-controlled Phase 2 clinical trial in which patients on a stable background of donepezil therapy receiving 35 mg RVT-101 were observed to have statistically significant improvements on the ADAS-cog and ADCS-ADL as compared to patients receiving donepezil alone. If the results of MINDSET are favorable, we plan to seek regulatory approval and commercialize RVT-101.
Asset Purchase Agreement with GlaxoSmithKline for RVT-101
Under the GSK Agreement, we made an upfront payment of $5 million and are obligated to pay GSK an additional $5 million upon the earliest to occur of the following events:

•
we have determined in good faith that we have received definitive guidance from the FDA that a single Phase 3 trial of RVT-101 for Alzheimer’s disease will be sufficient for approval of a new drug application, or NDA;

•	our submission of an NDA for RVT-101 for Alzheimer’s disease incorporating data from one Phase 3 trial for Alzheimer’s disease; and

•	our not having dosed the first patient in a second Phase 3 trial of RVT-101 within six months following the dosing of the first patient in our first Phase 3 trial for RVT-101.

We consider it probable that we will make this contingent payment of $5 million before June 30, 2016.
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
RVT-101 for the Treatment of Dementia with Lewy Bodies
In addition to evaluating RVT-101 in patients with mild-to-moderate Alzheimer's disease, we intend to develop RVT-101 to address other forms of dementia, such as dementia with Lewy bodies, or DLB.  Dementia with Lewy bodies, is a subset of Lewy body dementia, or LBD, a progressive neurodegenerative disorder, which is pathologically characterized by the aggregation of alpha synuclein and other proteins in the brain, known as Lewy bodies, causing disruption in cognition, function and behavior. DLB is the second most prevalent cause of neurodegenerative dementia in elderly patients. It has been estimated that DLB affects approximately 1.1 million people in the United States.

Currently, there are no drugs approved by the FDA for the treatment DLB. In addition to suffering from impaired cognition and cognitive fluctuations, DLB patients often suffer from visual hallucinations, muscular rigidity, tremors, sensitivity to neuroleptic (antipsychotic) medications and REM behavior disorder, or RBD, in which people physically act out their dreams.

DLB patients are often treated off-label with cholinesterase inhibitors. Cholinergic neurotransmission is thought to be even more dysfunctional in DLB than in Alzheimer's disease. This suggests that neurotransmitter-targeted therapies that work by increasing the inter-synaptic concentration of acetylcholine, much like RVT-101 in Alzheimer's disease, may also be effective in improving cognition in DLB patients. While cholinesterase inhibitors are not approved by the FDA for the treatment of DLB, donepezil was approved in September 2014 in Japan for this indication. We believe that the addition of a 5-HT6 receptor antagonist, such as RVT-101, may augment the efficacy of cholinesterase inhibitors in DLB patients by promoting the synaptic release of acetylcholine and other neurotransmitters essential to cognition. In addition, RVT-101 has antagonist activity against the 5HT2A receptor, which has been implicated in the pathophysiology of visual hallucinations and other behavioral disturbances affecting patients with DLB. We are not aware of any drugs in late-stage clinical development for the treatment of DLB. As such, we believe that RVT-101 has the potential to be the first drug approved by the FDA for the treatment of DLB.

We plan to initiate a Phase 2b study of RVT-101 in patients with DLB in the first quarter of 2016. We may evaluate higher doses of RVT-101 in this trial, which we believe could have greater activity against the 5HT2A receptor to potentially address visual hallucinations and behavioral disturbances in this population.

Nelotanserin for the Treatment of Lewy Body Dementia

In October 2015, we acquired the global rights to nelotanserin, a highly potent and selective 5HT2A receptor inverse agonist. Initially, we intend to develop nelotanserin to address hallucinations and behavioral disturbances in Lewy body dementia. We may also develop nelotanserin for the treatment of Parkinson's disease psychosis, or PDP and Alzheimer’s disease psychosis, or ADP.
LBD includes two similar conditions, DLB and Parkinson’s disease dementia, or PDD. There is significant overlap in the pathology and clinical presentation of both conditions; however, the primary difference generally depends on the timing of the onset of cognitive decline relative to the onset of movement-related symptoms. In DLB, the cognitive decline typically occurs within one year of the onset of movement disorder symptoms. In PDD, movement disorder symptoms typically precede cognitive decline by more than one year. The Lewy Body Dementia Association estimates that there are 1.4 million patients with Lewy body dementia in the United States.

Nelotanserin has been observed to be a highly potent and selective inverse agonist of the 5HT2A receptor, which has been implicated in the pathophysiology of visual hallucinations and behavioral disturbances in Lewy body dementia. Nelotanserin has been evaluated in seven clinical studies to date with nearly 800 human subjects exposed to the drug candidate and has been observed to be well tolerated.

We expect to initiate two clinical studies with nelotanserin in the first quarter of 2016. The first will be a Phase 2 study in DLB and PDD patients suffering from visual hallucinations. We expect results from this study in the second half of 2016. The second study will be a Phase 2 study in DLB patients experiencing REM behavior disorder, with results expected in the first half of 2017.

Arena Development Agreement for Nelotanserin

In October 2015, we exercised an option to acquire global rights to nelotanserin from our parent company Roivant Sciences Ltd., or RSL. In May 2015, RSL entered into a development, marketing and supply agreement for nelotanserin with Arena Pharmaceuticals, GmbH, or Arena, and the Company entered into a Waiver and Option Agreement with RSL (the “Waiver and Option Agreement”). Upon the exercise of our option, we assumed RSL’s rights and obligations under the development, marketing and supply agreement with Arena, or the Arena Development Agreement. Under the Waiver and Option Agreement, we will reimburse RSL approximately $4.8 million which is 110% of any payments made to Arena, and any costs incurred by RSL in connection with the development of nelotanserin. We will be responsible for future contingent payments under the Arena Development Agreement, including up to $4.0 million in potential development milestones, up to $37.5 million in potential regulatory milestones and up to $60.0 million in potential commercial milestones. Under the Arena Development Agreement we are also obligated to purchase finished drug product under a fixed price equal to 15% of net sales of nelotanserin.

Services Agreement with Roivant Sciences, Inc.

We and our wholly-owned subsidiary, Axovant Sciences, Inc., have entered into a services agreement with Roivant Sciences, Inc., or RSI, a wholly-owned subsidiary of Roivant Sciences Ltd., or RSL, or the Services Agreement, pursuant to which RSI provides us with services in relation to the identification of potential product candidates, project management of clinical trials and other development, administrative and financial activities. We and ASI amended and restated our Services Agreement with RSI on October 13, 2015 for the fiscal year commencing April 1, 2015. Under the terms of our Services Agreement with RSI, we are obligated to pay or reimburse RSI for the costs it, or third parties acting on its behalf, incurs in providing services to us, including administrative and support services as well as research and development services. In addition, we are obligated to pay to RSI at a pre-determined mark-up the costs incurred in connection with any general and administrative and research and development services.

We expect that our reliance on RSI will decrease over time as we, Axovant Sciences, Inc. and any other future subsidiary of ours continue to hire the necessary personnel to manage the development and potential commercialization of our product candidates. For the three and six months ended September 30, 2015, we incurred expenses of $0.7 million and $3.3 million, respectively, inclusive of the mark-up, under the Services Agreement. We have recorded these charges as research and development expense and general and administrative expense in our condensed consolidated statement of operations.

Financial Operations Overview
Revenue
We have not generated any revenue from the sale of any products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and begin to commercialize one of our product candidates in development.
Research and Development Expense
Since our inception, our operations have primarily been focused on the organizing and staffing our Company, raising capital, acquiring drug development programs, preparing for and putting product candidate RVT-101 into clinical development and the pharmaceutical development of related clinical trial material inventory. Our research and development expenses include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for research and development personnel;

•	costs allocated to us under the Services Agreement;

•	expenses incurred under agreements with contract research organizations, or CROs, as well as consultants who assist in the development of our product candidate;

•	manufacturing costs in connection with producing materials for use in conducting preclinical and clinical studies;

•	costs for planning and development for clinical studies for other forms of dementia including evaluating RVT-101 for patients with DLB;

•	milestone payments and other costs that we incur under the GSK Agreement and the Arena Development Agreement;

•	costs for sponsored research; and

•	depreciation expense for assets used in research and development activities.
Research and development activities will continue to be central to our business model. We expect to significantly increase our research and development efforts as we initiate our Phase 3MINDSET Study for RVT-101 plan for future clinical studies of RVT-101 dementia with Lewy bodies and in other forms of dementia, and commence development of nelotanserin in Lewy body dementia and REM behavior disorder.  Product candidates in later stages of clinical development, such as RVT-101 and nelotanserin, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

The duration, costs and timing of clinical trials of our products in development and any other product candidates will depend on a variety of factors that include, but are not limited to, the following:

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
In addition, the probability of success our products in development and any other product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.  We may never succeed in achieving regulatory approval of our product candidates for any indication in any country. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of any clinical trial we conduct, or when and to what extent we will generate revenue from the commercialization and sale of our products in development or other product candidates, if at all.
General and Administrative Expense
General and administrative expenses consist primarily of share-based compensation, legal and accounting fees, consulting services, services provided under the Services Agreement and employee salaries and related benefits for general and administrative personnel.
We anticipate that our general and administrative expenses will increase in the future to support our growth and our operations as a public company.  These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.  We also expect to incur additional expenses associated with maintaining compliance with NYSE rules and SEC requirements, insurance, and investor relations costs.  In addition, we expect to incur expenses associated with building a sales, commercial and marketing team before our products in development obtain regulatory approval for marketing.
Results of Operations for the Three and Six Months Ended September 30, 2015
The following table summarizes our results of operations for the three and six months ended September 30, 2015 (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2015	September 30, 2015
Operating expenses:
Research and development	$8,277	18,886
General and administrative	3,760	21,134
Total operating expenses	12,037	40,020

Research and Development Expenses
Research and development expenses were $8.3 million for the three months ended September 30, 2015, and consisted primarily of employee salaries and benefits, payments to contract research organizations (CROs), contract manufacturing organizations (CMOs), consultants and other third party vendors engaged in the pursuit of developing RVT-101 and share-based compensation expense of $1.8 million. The share based compensation expense for the three months ended September 30, 2015 was impacted by share-based compensation income of $0.9 million for share-based awards issued by BVC Ltd. (‘‘BVC’’) to RSI employees, reflecting the change in fair value of share-based awards that are remeasured at each reporting period date until performance is complete.
Research and development expenses were $18.9 million for the six months ended September 30, 2015, and consisted primarily of employee salaries and benefits, payments to contract research organizations (CROs), contract manufacturing organizations (CMOs), consultants and other third party vendors engaged in the pursuit of developing RVT-101 and share-based compensation expense of $9.8 million.  The share based compensation expense for the six months ended September 30, 2015 was impacted by share-based compensation expense $4.5 million of share-based awards issued by BVC to RSI employees.
General and Administrative Expenses
General and administrative expenses were $3.8 million for the three months ended September 30, 2015, and consisted primarily of employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement. The remainder consisted of share-based compensation expense of $0.8 million.  The share based compensation expense for the three months ended September 30, 2015 was impacted by share-based compensation income of $1.3 million for share-based awards issued by BVC to RSI employees.
General and administrative expenses were $21.1 million for the six months ended September 30, 2015, and consisted primarily of share-based compensation expense of $15.1 million. The share based compensation expense for the six months ended September 30, 2015 was impacted by share-based compensation expense of $11.3 million for share-based awards issued by BVC to RSI employees. The remainder consisted of employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement.
Liquidity and Capital Resources
Overview
We completed our IPO in June 2015, in which we sold 24,150,000 common shares at a price of $15.00 per share, including 3,150,000 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, for gross proceeds of $362.2 million.  We received net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses of $27.7 million.  As of September 30, 2015, our principal source of liquidity was our cash balance totaling $320.2 million.
For the six months ended September 30, 2015 we used $14.7 million and $37,000 of cash in our operating and investing activities, respectively. We have incurred and expect to continue to incur significant and increasing operating losses at least for the next several years.  We do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our products in development.  Our cash utilization may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.  We anticipate that our expenses will increase substantially as we:

•
commence our planned Phase 3 MINDSET trial of RVT-101 for the treatment of mild-to-moderate Alzheimer’s disease designed to support regulatory approval in the United States and Europe, and additional registrational studies to support regulatory approval in Japan;

•	commence a twelve month open-label extension study of RVT-101 for patients completing the MINDSET study;

•	commence the planned development of RVT-101 for dementia with Lewy bodies;

•	commencement of potential future studies of RVT-101 for the treatment of severe Alzheimer’s disease and other forms of dementia, such as, Parkinson’s disease dementia and vascular dementia;

•	commence the development of nelotanserin for visual hallucinations and behavioral disturbances in Lewy body dementia and REM behavior disorder;

•	seek to identify, acquire, develop and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;

•	maintain, expand and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, manufacturing, quality control and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	scale up external manufacturing capabilities to commercialize our product candidates;

•	ultimately establish a sales, marketing and distribution infrastructure for drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.
Under the terms of the GSK asset property purchase agreement, and are obligated to pay GSK an additional $5 million upon the earliest to occur of one of the specified events (a) we have determined in good faith that we have received definitive guidance from the FDA that a single Phase 3 trial with RVT-101 for Alzheimer’s disease will be sufficient for new drug application (‘‘NDA’’) approval, (b) filing of an NDA for RVT-101 for Alzheimer’s disease incorporating data from one Phase 3 trial for Alzheimer’s disease, and (c) us not having dosed the first patient in a second Phase 3 trial for RVT-101 within six months following the dosing of the first patient in our first Phase 3 trial for RVT-101.  We deem it probable that the contingent payment of $5 million will be made before June 30, 2016.
Our primary use of cash is to fund the research and development of our products in development. We expect that our existing cash, including net proceeds from our IPO, will be sufficient to fund our operating expenses and capital expenditure requirements through the calendar year 2017. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.  Our existing funds will not be sufficient to enable us to complete all necessary development and to commercially launch all of our products.  Accordingly, we may be required to obtain further funding through other public or private offerings of our capital stock, debt financing, collaboration and licensing arrangements or other sources.  Adequate additional funding may not be available to us on acceptable terms, or at all.  If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or potentially discontinue operations.
Until such time, if ever, as we can generate substantial revenue from sales of our products in development, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements.  We do not currently have any committed external source of funds.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Taking any of these actions could harm our business, results of operations, financial condition and future prospects.
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

Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2015:

(in thousands)
Net cash used in operating activities	$(14,697)
Net cash used in investing activities	(37)
Net cash provided by financing activities	334,945
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the six months ended September 30, 2015, net cash used in operating activities was $14.7 million and was primarily attributable to a net loss of $40.1 million partially offset by $24.9 million of non-cash share-based compensation expense and repayments made to Roivant Sciences, Inc. for payments made upon our behalf.
Investing Activities
For the six months ended September 30, 2015, net cash used in investing activities was $37,000 for the purchases of computer equipment.
Financing Activities
For the six months ended September 30, 2015, net cash provided by financing activities was $334.9 million, which was primarily attributable to the net proceeds from our initial public offering of our common shares of $336.9 million.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules.  Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods.  In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.  Significant estimates include assumptions used in the determination of some of our costs incurred under our services agreement with RSI, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of our common shares.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
We believe the estimates and judgments involved in our contingent payment liability, valuation of share-based compensation and income taxes have the greatest potential impact on our condensed consolidated financial statements, and consider these to be our critical accounting policies and estimates.
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

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk.  As of September 30, 2015, we had cash of $320.2 million, consisting of non-interest bearing deposits dominated in the U.S. dollar.
Item 4.                                                         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Principal Executive Officer and our Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
Remediation Efforts on Previously Identified Material Weakness
During the six months ended September 30, 2015, we began to implement a remediation plan to enhance our accounting department and policies and procedures to address material weaknesses in our internal control over financial reporting that existed as of March 31, 2015.  In connection with the preparation of our financial statements as of and for the period from October 31, 2014 (date of inception) to March 31, 2015, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We did not design or maintain an effective control environment because we did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience and training commensurate with our financial reporting requirements. This material weakness resulted in material audit adjustments related to the affiliate charge for share based compensation. Our limited personnel also resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, our insufficient segregation of duties in our finance and accounting functions.
We have begun our remediation plan, and have hired additional resources and are in the process of implementation of more robust review, supervision and monitoring of the financial reporting process intended to mitigate the identified material weakness.  We are increasing our level of training, education, and accounting reviews, and when necessary accessing additional accounting and financial personnel, to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards. Neither we, nor our independent registered public accounting firm, has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act of 2002.  In light of the material weakness that was identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act of 2002, additional material weaknesses or significant control deficiencies may have been identified.
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
We are a clinical-stage biopharmaceutical company with a limited operating history.  We were formed in October 2014, and our operations to date have been organizing and staffing our company, raising capital, acquiring drug development programs and preparing for and advancing our product candidates, RVT-101 and nelotanserin, into clinical development. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.  Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates and other forms of dementia and obtain the necessary regulatory approvals for their commercialization.  We have never been profitable, have no products approved for commercial sale and to date have not generated any revenue from product sales.
Even if we receive regulatory approval for our product candidates, we do not know when those candidates will generate revenue, if at all.  Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully complete clinical trials and obtain regulatory approval for the marketing of our product candidates;

•	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third- party payors;

•	establish sales, marketing and distribution systems for our product candidates;

•
add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;

•	initiate and continue relationships with third-party manufacturers and have commercial quantities of our product candidates manufactured at acceptable cost levels;

•	attract and retain an experienced management and advisory team;

•	achieve broad market acceptance of our products in the medical community and with third party payors and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others; and

•	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability.  Our expenses could increase beyond expectations if we are required by the FDA, European Medicines Agency, or EMA, Japan’s Pharmaceutical and Medical Devices Agency or PMDA, and comparable regulatory authorities in other countries, to perform studies or clinical trials in addition to those that we currently anticipate.  Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with their commercial launch.  If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.
We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable.  We have never generated any revenues, and we cannot estimate with precision the extent of our future losses.  We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability.  We expect to continue to incur substantial and increasing losses through the projected commercialization of our product candidates.  Our product candidates have not been approved for marketing in the United States or any other jurisdiction, and we may never receive any such approvals.  As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it.  Our ability to produce revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our product candidates manufactured and successfully marketed and commercialized.  We cannot assure you that we will be profitable even if we successfully commercialize our product candidates.  If we do successfully obtain regulatory approval to market our product candidates, our revenues will be dependent, in part, upon, among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates and whether we own the commercial rights for that territory.  If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.
We expect our research and development expenses to be significant in connection with planned Phase 3 MINDSET trial of RVT-101 in patients with mild-to-moderate Alzheimer's disease, and continue to increase as we initiate clinical trials of RVT-101 for DLB and clinical trials of our second product candidate, nelotanserin, for the treatment of multiple aspects of LBD.  In addition, if we obtain regulatory approval for RVT-101, we expect to incur increased sales and marketing expenses.  As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.  These losses have had and will continue to have an adverse effect on our financial position and working capital.
We are heavily dependent on the success of RVT-101 and nelotanserin, our only product candidates, which are still in clinical development, and if either of these product candidates does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
We currently have no products that are approved for commercial sale and may never be able to develop marketable drug products.  We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to RVT-101 and nelotanserin.  Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates.  We cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.  The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA, the EMA, the PMDA and other comparable regulatory authorities that each have differing regulations.  We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approvals from the FDA or comparable regulatory authorities in other countries.  We have not submitted marketing applications to the FDA or foreign regulatory authorities and do not expect to be in a position to do so for the foreseeable future.  Obtaining marketing approval is an extensive, lengthy, expensive and inherently uncertain process, and regulatory authorities, may delay, limit or deny approval of our product candidates for many reasons, including:

•	we may not be able to demonstrate that a product candidate is safe and effective as a treatment for our targeted indications to the satisfaction of the applicable regulatory authorities;

•
 the regulatory authorities, may require additional preclinical studies or registrational studies of the product candidate in mild-to-moderate Alzheimer’s disease, which would increase our costs and prolong our development;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required for marketing approval;

•	the regulatory authorities, may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the CROs that we retain to conduct clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•
 the regulatory authorities, may not find the data from preclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of the product candidate outweigh its safety risks;

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
We may require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates.  These expenditures will include costs to GSK under the GSK Agreement, and costs to Arena under the Arena Development Agreement. Under the terms of these agreements, we are obligated to make significant cash payments upon the achievement of specified development, regulatory and sales performance milestones, as well as payments in connection with the sale of resulting products.
Even with the net proceeds from our IPO in June 2015, we will require additional capital to complete the development and potential commercialization of our product candidates.  If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our development program or any future commercialization efforts.  In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.
Based upon our current operating plan, we believe that the net proceeds from our IPO will be sufficient to fund our operating expenses and capital expenditure requirements through the calendar year 2017.  This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.  Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of our planned clinical trials for our product candidates;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, or the PMDA, and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates or any future product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale manufacturing activities;

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products on our own; and

•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.
We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or potentially discontinue operations.
We may be required to make significant payments to third parties under the agreements pursuant to which we acquired our product candidates.
In December 2014, we acquired the rights to RVT-101 under the GSK Agreement, and in October 2015, we acquired the rights to nelotanserin and assumed the obligations under the Arena Development Agreement. Under these agreements, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and payments based on product sales, as well as other material obligations.  If these payments become due under the terms of the agreements, we may not have sufficient funds available to meet our obligations and in which case our development efforts would be substantially harmed.
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
As of September 30, 2015, we had one employee and our wholly-owned subsidiary, Axovant Sciences, Inc., had seventeen employees. We rely on the administrative support and research and development services provided by our affiliate, Roivant Sciences, Inc., a wholly-owned subsidiary of Roivant Sciences Ltd.  We and Axovant Sciences, Inc., have entered into a services agreement with Roivant Sciences, Inc. Personnel and support staff that provide services to us under this services agreement are not required to, and we do not expect that they will, have as their primary responsibility the management and administration of our business or act exclusively for us.  Under this services agreement, Roivant Sciences, Inc. has the discretion to determine which of its employees will perform services under the agreement.  Further, both Vivek Ramaswamy and Lawrence T. Friedhoff, M.D., Ph.D. are employees of Roivant Sciences, Inc., and Marianne L. Romeo is an employee of Roivant Sciences Ltd.  As a result, such individuals are unlikely to allocate all of their time and resources to us.
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
We expect to hire, either directly or through Axovant Sciences, Inc., additional employees for our managerial, clinical, scientific and engineering, operational, sales and marketing teams.  We may have operational difficulties in connection with identifying, hiring and integrating new personnel.  Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors.  Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenues could be reduced, and we may not be able to implement our business strategy.  Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Our computer systems, as well as those of Axovant Sciences, Inc., Roivant Sciences, Inc. and our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs.  For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidate could be delayed.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.
The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims.  Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products.  On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects.  If we cannot successfully defend against product liability claims, we could incur substantial liability and costs.  In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;

•	withdrawal of participants from our clinical trials;

•	significant costs to defend the related litigation and related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	inability to commercialize our product candidates or any future product candidate;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	decreased demand for our product candidates or any future product candidate, if approved for commercial sale; and

•	loss of revenue.
The product liability insurance we currently carry, and any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer.  Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.  If we obtain marketing approval for our product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts.  A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop.
Risks Related to Clinical Development, Regulatory Approval and Commercialization
Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.
Our product candidates are still in development and will require extensive clinical testing before we are prepared to submit an application for marketing approval to regulatory authorities.  We cannot predict with any certainty if or when we might submit any such application for regulatory approval for our product candidates or whether any such application will be approved by the applicable regulatory authority in our target markets. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements.  For instance, regulatory authorities may not agree with our proposed endpoints for any clinical trials of our product candidates, which may delay the commencement of our clinical trials.  The clinical trial process is also time-consuming.  We estimate that clinical trials of our product candidates will take at least several years to complete.  Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of early clinical trials therefore may not be predictive of the results of our planned clinical programs.  A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.
The commencement and completion of clinical trials may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a trial;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites;

•	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;

•	failure to manufacture sufficient quantities of a drug candidate or placebo or failure to obtain sufficient quantities of concomitant medication for use in clinical trials;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
Further, by way of example, we, the FDA or an institutional review board, or IRB, at a clinical trial site may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug, or IND, submissions or the conduct of these trials.  Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials.  If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate revenues may be delayed.  In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenues.  Any of these occurrences may harm our business, financial condition and results of operations.
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
In addition, we recently acquired worldwide rights to our product candidates and were not involved in the development of prior to such acquisitions.  Any difficulties we experience in the transitioning and integrating such product candidates into our operations, may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary drug products, information, reports and data from third parties in a timely manner.  More particularly, we have had no involvement with or control over the preclinical and clinical development of either of our product candidates prior to acquiring the rights of them.  We are dependent on GSK and Arena, as applicable having conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. These problems could result in increased costs and delays in the development of our product candidates, which could adversely affect any future revenues.
The results of our clinical trials may not demonstrate that RVT-101 is safe and effective.
Even if our clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for the particular indications for which they are being developed.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing.  Failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates.  Any delay in, or termination of, our clinical trials will delay the submission of our applications for marketing approval and, ultimately, our ability to commercialize our product candidates and generate product revenues.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials.  Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study.  Furthermore, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate.  Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible.  In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
Drug development is highly competitive and subject to rapid and significant technological advancements.  As a significant unmet medical need exists for the treatment of Alzheimer’s disease and other dementias, there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these diseases.  Further, it is likely that additional drugs will become available in the future for the treatment of our target indications.
We are aware of several companies that are working to develop drugs that would compete against RVT-101 and nelotanserin.  Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries.  Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing.  Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.
Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.  Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than any product candidate that we may develop.
We will face competition from other drugs or from other non-drug products currently approved or that will be approved in the future for the treatment of Alzheimer’s disease and other dementias, including Lewy body dementia. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize medicines that are superior to other products in the market;

•	demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;

•	attract qualified scientific, product development and commercial personnel;

•	obtain patent or other proprietary protection for our medicines;

•	obtain required regulatory approvals;

•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.
The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidate we develop.  The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive.  In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful.  Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving regulatory and marketing approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations.
If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
The activities associated with the development and commercialization of our product candidates, including their design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA, PDMA and similar regulatory authorities outside the United States.  Failure to obtain marketing approval for our product candidates will prevent us from commercializing them.
We have not received approval from regulatory authorities to market any product candidate in any jurisdiction, and we will need to complete pivotal clinical trials for our product candidates before we can submit any application for regulatory approval.  It is possible that our product candidates in the future will ever obtain the appropriate regulatory approvals necessary for us to commence product sales.
We expect to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals.  Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information for our product candidates to regulatory authorities for each therapeutic indication to establish safety and efficacy of the product candidate for that indication.  Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.
Our product candidates may cause adverse effects or have other properties that could delay or prevent its regulatory approval or limit the scope of any approved label or market acceptance.
Adverse events caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.  If an unacceptable frequency or severity of adverse events are reported in our clinical trials for our product candidates or any future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted.
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
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

Even if we obtain FDA approval for our product candidates in the United States, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize its full market potential.
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
Even if we obtain regulatory approval for our product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, EMA, PMDA and other comparable foreign regulatory authorities.  These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current GCP requirements for any clinical trials that we conduct post-approval.  Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. If our product candidates receives marketing approval, the accompanying labels for such products may limit the approved use of the drug, which could limit sales.
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
Government regulations may change and additional government regulations may be enacted, either of which could prevent, limit or delay regulatory approval of our product candidates or any future product candidate. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.
Even if our product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
If our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community.  If they not achieve an adequate level of acceptance, we may not generate significant product revenues and become profitable.  The degree of market acceptance for our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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
Because we expect sales of our product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of these products, especially RVT-101, to find market acceptance would harm our business and could require us to seek additional financing.
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third-parties, we may not be successful in commercializing our product candidates, if approved.
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
We plan to commercialize our product candidates in the United States, the European Union, Japan and other major markets.  If our product candidates are approved for marketing, we may build a focused sales, distribution and marketing infrastructure to market. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team.  Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of our product candidates.  For example, if the commercial launch of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses.  This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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
We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets overseas.  Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.
If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of our product candidates we may be forced to delay the potential commercialization of such products or reduce the scope of our sales or marketing activities for our product candidates.  If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all.  If we do not have sufficient funds, we will not be able to bring our product candidates to market or generate product revenue.  We could enter into arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to one or more of our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.
If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable.  We will be competing with many companies that currently have extensive and well-funded marketing and sales operations.  Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
If our product candidates are approved for commercialization, we may enter into agreements with third parties to market it in certain jurisdictions outside the United States.  We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

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
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval.
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
Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell our products profitably.
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
Risks Related to Our Dependence on Third Parties
We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our product candidates.
We have no experience in drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing.  While RVT-101 was being developed by GSK, it was also being manufactured by GSK. We expect that the drug substance transferred from GSK under the GSK Agreement will be sufficient for us to complete our planned Phase 3 pivotal program, and we have contracted with third parties to fill, finish, supply, store and distribute RVT-101 for this program.  We also will rely on third-party manufacturers to supply us with sufficient quantities of RVT-101 to be used, if approved, for the commercialization of RVT-101. Under the Arena Development Agreement, subject to specified exceptions. Arena remains the sole and exclusive manufacturer of nelotanserin, and we will depend on Arena to manufacture sufficient quantities of nelotanserin for our planned clinical trials.
If we are unable to initiate or continue our relationship with Arena or these other third-party contractors, we could experience delays in our development efforts as we locate and qualify new manufacturers.
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

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our product candidates or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;

•
operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or regulatory sanctions related to the manufacture of our or other company’s products;

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
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our drug development programs and product candidates.  Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries for our product candidates and any future product candidates.  We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs and product candidates.  The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.  The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current product candidates or any future product candidate in the United States or in other foreign countries.
There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application.  Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable.  Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop.  Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate and companion diagnostic under patent protection could be reduced.
If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future drugs.  Any such outcome could have a materially adverse effect on our business.
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
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent.  The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process.  While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.  Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents.  If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.

Third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, may delay or prevent the development and commercialization of our product candidates.
Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties.  There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter party review, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions.  Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates.  As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties.  Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.  We have conducted searches for information in support of patent protection and otherwise evaluating the patent landscape for our product candidates, and, based on these searches and evaluations to date, we do not believe that there are valid patents which contain granted claims that could be asserted with respect to our product. However, we may be incorrect.
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
Filing, prosecuting and defending patents covering our product candidates throughout the world would be prohibitively expensive.  Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States.  These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
Because we expect to rely on third parties to manufacture our product candidates, and we expect to collaborate with third parties on the development of our product candidates, we must, at times, share trade secrets with them.  We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements.  We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information.  These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets.  Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements.  Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
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
The market price of our common shares is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in the commencement, enrollment and ultimate completion of clinical trials;

•	results of clinical trials of our product candidates or those of our competitors;

•	any delay in filing applications for marketing approval and any adverse development or perceived adverse development with respect to applicable regulatory authorities’ review of those applications;

•	failure to successfully develop and commercialize our current product candidates or any future product candidate;

•	inability to obtain additional funding;

•	regulatory or legal developments in the United States and other countries applicable to our product candidates;

•	adverse regulatory decisions;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for RVT-101 or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

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
RSL controls a majority of the voting power of our outstanding common shares.  As a result, we are a “controlled company” within the meaning of the New York Stock Exchange, or NYSE, corporate governance requirements.  Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

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
RSL owns a significant percentage of our common shares and is able to exert significant control over matters subject to shareholder approval.
Based on common shares outstanding as of September 30, 2015, RSL beneficially owns approximately 75.6% of the voting power of our outstanding common shares, and has the ability to substantially influence us through this ownership position.  For example, RSL may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders.  So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities.  All of the shares sold in our IPO are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act. The remaining 75,000,000 shares outstanding are held by RSL and are restricted from transfer as a result of lock-up agreements until December 7, 2015. Even after such contractual restrictions expire, any proposed transfer by RSL must be made in compliance with securities laws.
We intend to file a registration statement on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plans.  Sales of these shares may have an adverse effect on the trading price of our common shares.  In addition, in the future we may issue common shares or other securities if we need to raise additional capital.  The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares.

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
We did not design or maintain an effective control environment because we did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience and training commensurate with our financial reporting requirements.  This material weakness resulted in material audit adjustments related to the affiliate charge for stock compensation.  Our limited personnel also resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, our insufficient segregation of duties in our finance and accounting functions.  We rely on RSI for information systems and financial and accounting support.  RSI has limited staff and performed nearly all aspects of our financial reporting process, including, but not limited to, accessing the underlying accounting records and systems, posting and recording journal entries and taking responsibility for the preparation of the financial statements.  This material weakness could result in a material misstatement of our interim or annual financial statements that would not be prevented or detected.
As the adoption of the appropriate resources becomes economically feasible, we have taken and intend to take additional steps to remediate this material weakness through the hiring of additional resources and implementation of more robust review, supervision and monitoring of the financial reporting process.  Due to our size, segregation of conflicting duties has not always been possible and may not be economically feasible.  We are just beginning the process of implementing processes and procedures intended to mitigate the identified material weakness and the measures we have taken to date, or any measures we may take in the future, may not be sufficient to remediate these material weaknesses or to avoid potential future material weaknesses.
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
Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors.  These provisions provide for:

•	a classified board of directors with staggered three-year terms;

•	directors only to be removed for cause;

•	an affirmative vote of 66 2/3% of our voting shares for certain “business combination” transactions that have not been approved by our board of directors;

•	restrictions on the time period in which directors may be nominated; and

•	our board of directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval.
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
We and RSL our principal shareholder, are based in Bermuda, and we currently have a subsidiary in the United States.  If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us, our parent company and our subsidiaries.  If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices.  While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
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
Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes.  For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of atrade or business.  If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to distributions by us and the proceeds of sales of our common shares.
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
None.
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
As of September 30, 2015, we have used $14.3 million of the net proceeds from the IPO primarily to fund the advancement of RVT-101 in a planned Phase 3 clinical trial, to expand our internal research and development capabilities, to begin development work for RVT-101 in DLB and other general corporate purposes. Such uses are consistent with the planned use of proceeds described in our prospectus dated June 10, 2015 filed with the SEC on June 11, 2015 pursuant to Rule 424(b) under the Securities Act.
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

AXOVANT SCIENCES LTD.

By:	/s/ Gregory Weinhoff
Gregory Weinhoff Principal Financial Officer

 Date: November 2, 2015

Exhibit Index

Exhibit Number	Description of Document

3.1	Certificate of Incorporation. (1)

3.2	Memorandum of Association. (2)

3.3	Amended and Restated Bye-laws. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

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