Form 10-Q
period 2015-12-31
Axovant Sciences Ltd.
filed 2016-02-09
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2015
 or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37418

Axovant Sciences Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Clarendon House - 2 Church Street Hamilton HM 11 Bermuda	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +1 (441) 824-8100
(former name, former address and former fiscal year, if changed since last report)

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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on February 9, 2016, was 99,150,000.

AXOVANT SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2015

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended December 31, 2015 and for the period from October 31, 2014 (Date of Inception) to December 31, 2014	4
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the Nine Months Ended December 31, 2015 and for the period from October 31, 2014 (Date of Inception) to December 31, 2014	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2015 and for the period from October 31, 2014 (Date of Inception) to December 31, 2014	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	53

SIGNATURES	54

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements
AXOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash	$299,998	$—
Prepaid expenses and other current assets	3,819	4
Deferred financing costs	—	1,104
Total current assets	303,817	1,108

Property, plant and equipment, net	61	9
Total assets	$303,878	$1,117

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,556	$403
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	1,839	2,307
Accrued expenses	5,398	1,158
Contingent payment liability	5,000	—
Income tax payable	99	—
Total current liabilities	15,892	3,868

Contingent payment liability	—	5,000

Total liabilities	15,892	8,868

Commitments and contingencies (Note I)

Shareholders’ equity (deficit):
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 99,150,000 and 75,000,000 issued and outstanding at December 31, 2015 and March 31, 2015, respectively	1	1
Common shares subscribed	—	(1)
Additional paid-in capital	412,506	13,296
Accumulated deficit	(124,521)	(21,047)

Total shareholders’ equity (deficit)	287,986	(7,751)

Total liabilities and shareholders’ equity (deficit)	$303,878	$1,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	(Third Fiscal Quarter) Three Months Ended	Nine Months Ended	Period From October 31, 2014 (Date Of Inception) To December 31, 2014
	December 31, 2015	December 31, 2015

Operating expenses:
Research and development expenses
(includes $14,599 and $24,421 of share-based compensation expense for the three and nine months ended December 31, 2015, respectively and $457 of share-based compensation expense for period from October 31, 2014 (Date of inception) to December 31, 2014)	$34,324	$53,209	$10,538
General and administrative expenses
(includes $24,457 and $39,537 of share-based compensation expense for the three and nine months ended December 31, 2015, respectively and $146 of share-based compensation expense for period from October 31, 2014 (Date of inception) to December 31, 2014)	28,230	49,364	224
Total operating expenses	62,554	102,573	10,762

Loss before provision for income tax	(62,554)	(102,573)	(10,762)

Income tax expense	802	901	—

Net loss and comprehensive loss	$(63,356)	$(103,474)	$(10,762)

Net loss per common share — basic and diluted	$(0.64)	$(1.11)	$(1.08)
Weighted average common shares outstanding — basic and diluted	99,150,000	92,914,909	10,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Common Shares		Common Shares Subscribed	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount

Balance at October 31, 2014	10,000,000	$—	$—	$—	$—	$—
Capital contribution	—	—	—	5,000	—	5,000
Net loss	—	—	—	—	(10,762)	(10,762)
Balance at December 31, 2014	10,000,000	$—	$—	$5,000	$(10,762)	$(5,762)
Common stock issued to RSL	65,000,000	1	(1)	—	—	—
Share-based compensation expense	—	—	—	518	—	518
Capital contribution — share-based compensation	—	—	—	7,778	—	7,778
Net loss	—	—	—	—	(10,285)	(10,285)
Balance at March 31, 2015	75,000,000	$1	$(1)	$13,296	$(21,047)	$(7,751)
Sale of common shares in initial public offering ($15.00 per share), net of underwriting discounts and commissions and offering expenses of $27,748	24,150,000	—	—	334,502	—	334,502
Common shares subscription paid	—	—	1	—	—	1
Capital contribution	—	—	—	750	—	750
Share-based compensation expense	—	—	—	13,542	—	13,542
Capital contribution — share-based compensation (Note E[1])	—	—	—	50,416	—	50,416
Net loss	—	—	—	—	(103,474)	(103,474)

Balance at December 31, 2015	99,150,000	$1	$—	$412,506	$(124,521)	$287,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended December 31, 2015	Period From October 31, 2014 (Date Of Inception) To December 31, 2014

Cash flows from operating activities:
Net loss	$(103,474)	$(10,762)

Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expenses	5,252	10,000
Share-based compensation	63,958	—
Depreciation and amortization	8	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,814)	(2)
Accounts payable	3,153	—
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	(781)	758
Accrued liabilities	5,469	6
Income tax payable	98	—
Net cash used in operating activities	(30,131)	—
Cash flows from investing activities:
Purchase of in-process research and development	(4,756)	(5,000)
Purchase of property, plant and equipment	(59)	—
Net cash used in investing activities	(4,815)	(5,000)

Cash flows from financing activities:
Cash proceeds from issuance of common shares in initial public offering, net of underwriting discount	336,893	—
Initial public offering costs paid	(2,351)	—
Cash capital contribution from Roivant Sciences Ltd.	750	5,000
Repayment of amounts due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	(627)	—
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	279	—
Net cash provided by financing activities	334,944	5,000
Net change in cash	299,998	—
Cash—beginning of period	—	—
Cash—end of period	$299,998	$—
Supplemental disclosure of cash paid:
Taxes	$804	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements
Note A—Description of Business

Axovant Sciences Ltd. (the ‘‘Company’’) is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia. The Company intends to develop a pipeline of product candidates to comprehensively address the cognitive, functional and behavioral aspects of dementia and related neurological disorders. The Company was founded on October 31, 2014 as a Bermuda Exempted Limited Company and a wholly-owned subsidiary of Roivant Sciences Ltd. (‘‘RSL’’), under the name Roivant Neurosciences Ltd.  The Company changed its name to Axovant Sciences Ltd. in March 2015.  On February 24, 2015, Axovant Sciences, Inc. (“ASI”) was formed, and on March 7, 2015 it became a wholly-owned subsidiary of the Company based in the United States of America.

From its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, acquiring product candidates and preparing for and advancing its product candidates, RVT-101 and nelotanserin, into clinical development. The Company has determined that it has one operating and reporting segment.

Note B—Summary of Significant Accounting Policies

[1] Basis of Presentation:

The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30, and December 31.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period from inception on October 31, 2014 through the period ended March 31, 2015 included in the Company’s final prospectus dated June 10, 2015 filed with the Securities and Exchange Commission (“SEC”) on June 11, 2015.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016, for any other interim period, or for any other future year.

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

[3] Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares of outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method.  Stock options to purchase 5,698,817 and 5,698,817 common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and nine months ended December 31, 2015 because they were anti-dilutive.

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The Company's financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature.
[5] Recent Accounting Pronouncements:

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment will simplify the presentation of deferred tax assets and liabilities on the balance sheet and require all deferred tax assets and liabilities to be treated as non-current ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect that ASU 2015-17 will have on its consolidated financial statements and related disclosures.

Note C—Asset Acquisitions

[1] RVT-101:

On December 17, 2014 the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to acquire certain intellectual property and research and development materials from GSK, which the Company renamed RVT-101, in exchange for the following consideration:

•	$5 million in cash paid at closing, December 17, 2014;

•
$5 million in a deferred payment payable upon the earlier of (a) the Company having determined in good faith that it has received definitive guidance from the U.S. Food and Drug Administration (the ‘‘FDA’’) that a single Phase 3 trial with RVT-101 for Alzheimer’s disease will be sufficient for New Drug Application (‘‘NDA’’) approval, (b) filing of an NDA for RVT-101 for Alzheimer’s disease incorporating data from one Phase 3 trial for Alzheimer’s disease, and (c) the Company not having dosed the first patient in a second Phase 3 trial for RVT-101 within six (6)months following the dosing of the first patient in the Company’s first Phase 3 trial for RVT-101.  Should the FDA require the Company to complete additional clinical work prior to commencement of the first Phase 3 trial, the Company will have no obligation to make this deferred payment to GSK;

•	$35 million, $25 million and $10 million upon approval of RVT-101 in the United States, the European Union and Japan, respectively;

•	A one-time payment of $85 million for the first calendar year in which the Company achieves global net sales of $1.2 billion of RVT-101; and

•
a fixed royalty of 12.5% on annual net product sales in certain territories, subject to reduction on a product-by-product and country-by-country basis, on account of expiration of patent and regulatory exclusivity or upon generic entry.

For the consideration above, the Company also received a small quantity of inventory of RVT-101, and certain research and development historical records.  The Company did not hire, or receive, any GSK employees working on the development of RVT-101, or any research, clinical or manufacturing equipment.  Additionally, the Company did not assume from GSK any contracts, licenses or agreements between GSK and any third party with respect to RVT-101.  The Company has independently developed all clinical processes and procedures for the Phase 3 MINDSET Study through the use of internal and external resources.

As the intellectual property and inventory of RVT-101 acquired had no alternative future use on the date of acquisition, the Company recorded the $5 million upfront payment as research and development expense at the closing date, December 17, 2014.  In addition, the Company assessed the likelihood of making the deferred payment as probable (Refer to Note I) and recorded an additional $5 million amount as research and development expense at the date of the transaction.

[2] Nelotanserin:

On October 28, 2015 the Company acquired the global rights to nelotanserin, an inverse agonist of the 5HT2A receptor, from RSL. Pursuant to the terms of the Option and Waiver Agreement between RSL and the Company entered into in May 2015 (the "Option and Waiver Agreement"), RSL granted the Company an option to acquire all of RSL’s rights, title and interest in and to the development, marketing and supply agreement for nelotanserin with Arena Pharmaceuticals, GmbH (‘‘Arena’’) (the ‘‘Arena Development Agreement’’), together with any amendments and related side letters or other agreements.  The option became exercisable beginning on September 16, 2015 and, if not exercised, would have expired on December 16, 2016. The Company exercised the option on October 28, 2015 and acquired all of RSL's rights, title, interests and obligations under the Arena Development Agreement for nelotanserin and accounted for the acquisition of nelotanserin as an asset acquisition. The Company recorded $5.3 million, as research and development expense which reflects 110% of payments made by RSL to Arena, including but not limited to a $4 million up-front payment, and any costs incurred in connection with the development of nelotanserin, in each case pursuant to the Waiver and Option Agreement prior to the exercise of the option.

Pursuant to the Arena Development Agreement the Company is obligated to pay Arena up to an aggregate of $4 million in development, $37.5 million in regulatory and $60 million in commercialization milestones based on the net sales of nelotanserin. The Company is also obligated to purchase finished drug product under a fixed price equal to 15% of net sales of nelotanserin.

For the consideration above, the Company also received a small quantity of inventory of nelotanserin, and certain research and development historical records.  The Company did not hire, or receive, any employees working on the development of nelotanserin, or any research, clinical or manufacturing equipment.  Additionally, the Company did not assume from Arena any contracts, licenses or agreements between Arena and any third party with respect to nelotanserin.  The Company will need to independently develop all clinical processes and procedures for future clinical studies of nelotanserin through the use of internal and external resources.

As the intellectual property and inventory of nelotanserin acquired had no alternative future use on the date of acquisition, the Company recorded approximately $5.3 million upfront payment as research and development expense on the date the Company exercised its option with RSL, October 28, 2015.

Note D—Accrued Expenses

As of December 31, 2015 and March 31, 2015 our accrued expenses consisted of the following (in thousands):

	December 31, 2015	March 31, 2015

Research and development expenses	$3,946	$—
Salaries, bonuses, and other compensation	1,199	56
Legal expenses	253	832
Other expenses	—	270
Total accrued expenses	5,398	1,158

Note E—Related Party Transactions

[1] Services Agreement:

During 2015, the Company and ASI entered into a services agreement with RSI (the ‘‘Services Agreement’’) under which RSI agreed to provide certain administrative and research and development services to the Company.  The Company and ASI amended and restated its Services Agreement with RSI on October 13, 2015 for the fiscal year commencing April 1, 2015. Under the Services Agreement, as amended and restated, the Company will pay or reimburse RSI for any expenses it, or third parties acting on its behalf, incurs for the Company.  For any general and administrative and research and development activities performed by RSI employees, RSI will charge back the employee compensation expense plus a pre-determined mark-up.   Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters.  All other costs will be billed back at cost.  The accompanying interim unaudited condensed consolidated financial statements include third-party expenses that have been paid by RSI and RSL.

Under the Services Agreement, for the three and nine months ended December 31, 2015 the Company incurred expenses of $2,121,317 and $5,420,656 respectively, inclusive of the mark-up. For the period from October 31, 2014 (date of inception) to December 31, 2014 the Company incurred expenses of $691,436, inclusive of the mark-up, to the Company under the services agreement.

On December 4, 2015 BVC Ltd. ("BVC") a non-public entity, which held a non-controlling ownership interest in RSL, the parent of the Company was merged with and into RSL (the " BVC Merger"), with RSL as the surviving entity. Prior to the BVC Merger the Company recorded share-based compensation expense, in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of share-based awards which were remeasured at each reporting period date until performance was completed. As such, because the share-based awards were not based on the Company’s or RSL’s shares, they were remeasured at fair value at each reporting period until the awards vest. As a result of the BVC Merger, all outstanding BVC share-based awards were converted into RSL common share awards with the same vesting and forfeiture terms as the original grant. On December 8, 2015 following the BVC Merger, RSL recapitalized in conjunction with a private financing.

For the three and nine months ended December 31, 2015 the Company recorded share-based compensation expense of $33,625,473 and $49,462,763 respectively, in relation to the RSL common share awards issued by RSL to RSI employees. These share based compensation amounts include compensation expense for BVC awards prior to the BVC Merger on December 4, 2015. Share based compensation expense is allocated to the Company by RSL based upon the relative percentage of time utilized by RSI employees on Company matters.

The RSL common share awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. At the time of the BVC Merger on December 4, 2015, the unvested BVC awards that were converted into common shares of RSL were remeasured at the estimated fair value of RSL and that fair value is recognized over the remaining requisite service period. As a result of the BVC Merger, the converted BVC awards will not be remeasured prospectively. The estimated fair value of these RSL common share awards was determined by the valuation of the December 8, 2015 RSL private financing. Prior to the BVC Merger, the fair value of BVC awards were based on RSL’s valuation after considering the fair value of RSL's ownership interest in the Company and RSL's other investments, discounted cash flow analysis, transactions entered into and contemplated by RSL and relevant industry and comparable public company data. As RSL is a non-public entity, the majority of the inputs used to estimate the fair value of the BVC awards prior to the BVC Merger and the RSL common share awards following the BVC Merger are classified as level 3 due to their unobservable nature. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded. RSL common share awards are subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including targets for RSL’s post-IPO market capitalization and future financing events).

Compensation expense will be allocated to the Company over the required service period over which these RSL common share awards would vest and is based upon the relative percentage of time utilized by RSI employees on Company matters. At December 31, 2015, the remaining weighted average requisite service period was 2.63 years. For the three and nine months ended December 31, 2015, the Company recorded compensation arrangement expense of $150,588 and $953,216 provided to Vivek Ramaswamy as RSI’s Chief Executive Officer by one of RSL’s investors.

[2] Stock Options:

During the three and nine months ended December 31, 2015 the Company granted stock options to purchase 145,000 and 215,000 shares, respectively, of the Company's common stock to employees of RSI as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees is accounted for by the Company in accordance with the authoritative guidance for non-employee equity awards and is remeasured on each valuation date until performance is complete using the Black-Scholes pricing model. (Refer to Note G).

Each award is subject to a specified vesting schedule.  Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $726,597 and $1,299,694 of share-based compensation expense for the three and nine months ended December 31, 2015, respectively. The share-based compensation was recorded as research and development and general and administrative expense in the condensed consolidated statement of operations.  The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $7,655,322 as of December 31, 2015, which will be recognized over the weighted-average remaining requisite service period of 3.12 years.  Refer to (Note G) for additional disclosures.

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

On May 1, 2015, the Company received an offer notice, as defined in the Cooperation Agreement, from RSL relating to the opportunity to acquire from Arena, certain rights to develop and market nelotanserin.  On May 8, 2015, the Company entered into a Waiver and Option Agreement with RSL with respect to such opportunity and RSL entered into the Arena Development Agreement.

Pursuant to the terms of the Waiver and Option Agreement, RSL granted the Company an option to acquire all of RSL’s right, title, interest and obligations in and to the Arena Development Agreement, together with any amendments and related side letters or other agreements.  The option became exercisable beginning on September 16, 2015 and, if not exercised, would have expired on December 16, 2016. The Company exercised the option on October 28, 2015. (Refer to Note C). Following exercise of the option, the Services Agreement between the Company and RSI was applied with regard to any reimbursements made by the Company to RSL.

[4] Family Relationships:

Geetha Ramaswamy, MD, the Vice President, Medical Affairs for ASI, is the mother of Vivek Ramaswamy, the Chief Executive Officer of ASI and the Company’s principal executive officer. Shankar Ramaswamy, MD, the Vice President of Corporate Development of ASI, is the brother of Vivek Ramaswamy.

Salary expenses were $62,500 and $187,500 for both Geetha Ramaswamy and Shankar Ramaswamy for the three and nine months ended December 31, 2015, respectively.  In March 2015, Geetha Ramaswamy was granted a stock option for 262,500 common shares of the Company and Shankar Ramaswamy was granted a stock option for 750,000 common shares of the Company, in each case with an exercise price of $0.90 per share. Shankar Ramaswamy, while previously employed by RSI, was also granted restricted stock in BVC. Following the BVC Merger, this restricted stock in BVC was converted into RSL common share awards, subject to vesting and forfeiture terms consistent with the original grant. (Refer to E[1]).

For the three and nine months ended December 31, 2015, the Company has recorded share-based compensation expense of $237,114 and $366,592, respectively, related to the RSL common share awards held by Shankar Ramaswamy (inclusive of the compensation expense noted above for BVC awards prior to the BVC Merger on December 4, 2015), which the Company has recorded as research and development expense in the condensed consolidated statement of operations.

At December 31, 2015, total unrecognized compensation expense related to this non-vested RSL common share awards was $1,197,743 and is expected to be recognized over the remaining weighted-average service period of 2.52 years.

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

[2] Transactions:

On June 16, 2015, the Company completed its initial public offering (“IPO”) of common shares.  The Company sold 24,150,000 shares at a price of $15.00 per share, which included 3,150,000 common shares issued upon the full exercise of the underwriters’ option to purchase additional shares, for gross proceeds of $362,250,000.  The Company received net proceeds of approximately $334,502,000, net of underwriting discounts and commissions and offering expenses of approximately $27,748,000. The cash proceeds from the IPO are currently deposited with three banking institutions and are substantially in excess of federally insured levels.

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

At December 31, 2015, a total of 3,801,182 common shares were available for future issuance under the 2015 Plan.

During the nine months ended December 31, 2015, the Company granted a total of 1,761,317 options with a weighted average exercise price of $12.05 under the 2015 Plan. At December 31, 2015, there were 5,698,817 options outstanding with a weighted average exercise price of $4.34. At December 31, 2015 there were no vested options.

For the three and nine months ended December 31, 2015 the Company recorded share-based compensation expense related to stock options issued to employees and directors of $4,315,823 and $11,876,110, respectively.  For the three and nine months ended December 31, 2015 the Company recorded $726,597 and $1,299,694 of share-based compensation expense related to stock options issued to non-employees (Note E[2]).  This share-based compensation expense is included in research and development and general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

At December 31, 2015, total unrecognized compensation expense related to non-vested options was $66,132,960 and is expected to be recognized over the remaining weighted-average service period of 3.28 years.

Note H—Income Taxes

The Company's provision for income taxes is based on Federal, New York State and New York City income taxes. The effective income tax rate for the Company for U.S for the three and nine months ended December 31, 2015 was (1.29)% and (0.88)%, respectively. The effective tax rate for the period October 31, 2014 (date of inception) to December 31, 2014 was 0%.

On a quarterly basis the Company evaluates the realizability of its deferred tax assets and consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance will be required to reduce the deferred tax asset to the amount that is more likely than not to be realized in future periods.

As of December 31, 2015, the Company did not have any significant uncertain tax positions.

ASI filed its initial Federal, state and local income tax returns for the fiscal year ended March 31, 2015 in December 2015.  The Company is subject to tax examinations for fiscal year 2015 and forward in all applicable tax jurisdictions.

Note I—Commitments and Contingencies

The Company has entered into commitments under the asset purchase agreement with GSK and Arena (Refer to Note C) and a Services Agreement with RSI (Refer to Note E[1]).  In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities.  The manufacturing agreements can be terminated by the Company with 30 days written notice.  The Company expects to enter into other commitments as the business further develops.

Under the terms of the asset purchase agreement with GSK (Please refer to Note C[1]), the Company is obligated to pay GSK an additional $5 million upon the earliest to occur of one of three specified events. The Company believes it will not have dosed the first patient in a second Phase 3 trial for RVT-101 within six months following the dosing of the first patient in the first Phase 3 trial for RVT-101.  As such, the Company deems it probable that the contingent payment of $5 million will be made before June 30, 2016. The Company has recorded the obligation as a contingent payment liability in the accompanying balance sheet.

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
Overview
We are a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia. We intend to develop a pipeline of product candidates to comprehensively address the cognitive, functional and behavioral aspects of dementia and related neurological disorders. Our vision is to become the leading company focused on the treatment of dementia by addressing all forms and aspects of the disease.
Our near-term focus is to develop our lead product candidate, RVT-101, a selective 5HT6 receptor antagonist, for the treatment of Alzheimer's disease and dementia with Lewy bodies, or DLB, and to develop nelotanserin, our second product candidate, a highly potent and selective 5HT2A inverse agonist, for the treatment of REM behavior disorder, or RBD in DLB patients, and visual hallucinations in patients with Lewy body dementia.
We were founded in October 2014 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring our product candidates and preparing for and advancing our product candidates, RVT-101 and nelotanserin, into clinical development. In June 2015, we completed our initial public offering, or IPO, from which we raised $334.5 million. We intend to use these proceeds to fund our planned clinical development programs. To date, we have not generated any revenue and we recorded net losses of $63.4 million and $103.5 million for the three and nine months ended December 31, 2015, respectively.
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

In October 2015, we commenced a global, multi-center, double-blind, placebo-controlled confirmatory Phase 3 clinical study of RVT-101, called MINDSET, for the treatment of mild-to-moderate Alzheimer’s disease. The MINDSET study will evaluate the safety, tolerability and efficacy of RVT-101 over a 24-week period and will compare 35-mg, once-daily oral doses of RVT-101 to placebo in approximately 1,150 patients with mild-to-moderate Alzheimer's disease on a stable background of donepezil therapy. The primary efficacy evaluations are the Alzheimer's Disease Assessment Scale - cognitive subscale (ADAS-cog) and the Alzheimer's Disease Cooperative Study - Activities of Daily Living scale (ADCS-ADL), each of which have been used as endpoints to obtain regulatory approval of currently-marketed Alzheimer's disease treatments in the United States and Europe. Subjects completing the MINDSET study will be eligible to enroll in a 12-month, open-label extension in which other medications for the treatment of Alzheimer’s disease, including memantine and other cholinesterase inhibitors, may be administered in combination with RVT-101. We have received a Special Protocol Assessment, or SPA, agreement from the FDA for the MINDSET study. The SPA agreement states that the design and planned analysis of this study adequately address the objectives necessary to support an application for marketing approval.

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

•	we have determined in good faith that we have received definitive guidance from the FDA that a single Phase 3 trial of RVT-101 for Alzheimer’s disease will be sufficient for approval of a NDA;

•	our submission of an new NDA for RVT-101 for Alzheimer’s disease incorporating data from one Phase 3 trial for Alzheimer’s disease; and

•	our not having dosed the first patient in a second Phase 3 trial of RVT-101 within six months following the dosing of the first patient in our first Phase 3 trial for RVT-101.

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

Currently, there are no drugs approved by the FDA or EMA for the treatment DLB. In addition to suffering from impaired cognition and cognitive fluctuations, DLB patients often suffer from visual hallucinations, muscular rigidity, tremors, sensitivity to neuroleptic (antipsychotic) medications and REM behavior disorder, or RBD, in which people physically act out their dreams.

DLB patients are often treated off-label with cholinesterase inhibitors. Cholinergic neurotransmission is thought to be even more dysfunctional in DLB than in Alzheimer's disease. This suggests that neurotransmitter-targeted therapies that work by increasing the inter-synaptic concentration of acetylcholine, much like RVT-101 in Alzheimer's disease, may also be effective in improving cognition and function in DLB patients. While cholinesterase inhibitors are not approved by the FDA or EMA for the treatment of DLB, donepezil was approved in September 2014 in Japan for this indication. We believe that the addition of a 5-HT6 receptor antagonist, such as RVT-101, may augment the efficacy of cholinesterase inhibitors in DLB patients by promoting the synaptic release of acetylcholine and other neurotransmitters essential to cognition. In addition, RVT-101 has antagonist activity against the 5HT2A receptor, which has been implicated in the pathophysiology of visual hallucinations and other behavioral disturbances affecting patients with DLB. We are not aware of any drugs in late-stage clinical development for the treatment of DLB. As such, we believe that RVT-101 has the potential to be the first drug approved by the FDA and EMA for the treatment of DLB.

Following the FDA's acceptance of our Investigational New Drug or IND, application in December 2015, we began a Phase 2b clinical trial of RVT-101, called the HEADWAY-DLB Study, in patients with DLB in the first quarter of calendar year 2016. In addition to the 35 mg dose of RVT-101 used in the MINDSET study we will utilize a 70 mg dose of RVT-101 in this trial, which we believe could have greater activity against the 5HT2A receptor to potentially address visual hallucinations and behavioral disturbances in this population. If the results of this study are favorable, we believe that it, in combination with positive MINDSET study results, could serve as the basis for seeking approval of RVT-101 in DLB.

Nelotanserin for the Treatment of Lewy Body Dementia

In October 2015, we acquired the global rights, title, interest and obligations in and to to nelotanserin, a highly potent and selective 5HT2A receptor inverse agonist. Initially, we intend to develop nelotanserin to address hallucinations and behavioral disturbances in Lewy body dementia. We may also develop nelotanserin for the treatment of Parkinson's disease psychosis, or PDP and Alzheimer’s disease psychosis, or ADP.
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

Following the FDA's acceptance of our IND in December 2015, we began a Phase 2 clinical trial of nelotanserin in DLB and PDD patients suffering from visual hallucinations and we expect to receive results from this pilot study in the second half of calendar year 2016. We also expect to initiate a second clinical study with nelotanserin in the first quarter of calendar year 2016. The second study will be a Phase 2 study in DLB patients experiencing REM behavior disorder, with results expected in the first half of 2017.

Arena Development Agreement for Nelotanserin

In October 2015, we exercised an option to acquire global rights, title, interest and obligations in and to nelotanserin from our parent company Roivant Sciences Ltd., or RSL. In May 2015, RSL entered into a development, marketing and supply agreement for nelotanserin with Arena Pharmaceuticals, GmbH, or Arena, and we entered into a Waiver and Option Agreement with RSL. Upon the exercise of our option, we assumed RSL’s rights and obligations under the development, marketing and supply agreement with Arena, or the Arena Development Agreement. Under the Waiver and Option Agreement, we recorded $5.3 million, as research and development expense which was 110% of any payments made to Arena by RSL, and any costs incurred by RSL in connection with the development of nelotanserin. We will be responsible for future contingent payments under the Arena Development Agreement, including up to $4.0 million in potential development milestones, up to $37.5 million in potential regulatory milestones and up to $60.0 million in potential commercial milestones. Under the Arena Development Agreement we are also obligated to purchase finished drug product under a fixed price equal to 15% of net sales of nelotanserin.

Services Agreement with Roivant Sciences, Inc., or RSI

We and our wholly-owned subsidiary, Axovant Sciences, Inc., or ASI, have entered into a services agreement with Roivant Sciences Inc., or RSI, a wholly-owned subsidiary of RSL, or the Services Agreement, pursuant to which RSI provides us with services in relation to the identification of potential product candidates, project management of clinical trials and other development, administrative and financial activities. We and ASI amended and restated our Services Agreement with RSI on October 13, 2015 for the fiscal year commencing April 1, 2015. Under the terms of our Services Agreement with RSI, we are obligated to pay or reimburse RSI for the costs it, or third parties acting on its behalf, incurs in providing services to us, including administrative and support services as well as research and development services. In addition, we are obligated to pay to RSI at a pre-determined mark-up on the costs incurred in connection with any general and administrative and research and development services.

We expect that our reliance on RSI will decrease over time as we, ASI and any other future subsidiary of ours continue to hire the necessary personnel to manage the development and potential commercialization of our product candidates. For the three and nine months ended December 31, 2015, we incurred expenses of $2.1 million and $5.4 million, respectively, inclusive of the mark-up, under the Services Agreement. For the period from October 31, 2014 (date of inception) to December 31, 2014 we incurred expenses of approximately $691,436 inclusive of the mark-up, under the services agreement. We have recorded these charges as research and development expense and general and administrative expense in our condensed consolidated statement of operations.

Financial Operations Overview
Revenue
We have not generated any revenue from the sale of any products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and begin to commercialize one of our product candidates in development.
Research and Development Expense
Since our inception, our operations have primarily been focused on organizing and staffing our Company, raising capital, acquiring acquiring our product candidates and preparing for and advancing our product candidates, RVT-101 and nelotanserin, into clinical development. Our research and development expenses include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for research and development personnel;

•	costs allocated to us under the Services Agreement;

•	expenses incurred under agreements with contract research organizations, or CROs, as well as consultants who assist in the development of our product candidate;

•	manufacturing costs in connection with producing materials for use in conducting preclinical and clinical studies;

•	costs for planning and for the development of clinical studies for Alzheimer's disease and other forms of dementia including evaluating RVT-101 for patients with DLB;

•	costs for planning and for the development of clinical studies for nelotanserin for patients with Lewy body dementia;

•	milestone payments and other costs that we incur under the GSK Agreement and the Arena Development Agreement;

•	costs for sponsored research; and

•	depreciation expense for assets used in research and development activities.
Research and development activities will continue to be central to our business model. We expect our research and development expense to increase significantly primarily as a result of our ongoing Phase 3 MINDSET Study for RVT-101, our initiation of the RVT-101 HEADWAY-DLB study in patients with DLB, and in other forms of dementia, and commencement of our development program for nelotanserin in Lewy body dementia. These increases will be partially offset by decreases in our share-based compensation expense primarily as a result of the RSL private financing and recapitalization. We also expect our share-based compensation expense attributable to RSL common share awards to become less variable because of the BVC Merger.

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
In addition, the probability of success of our products in development and any other product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.  We may never succeed in achieving regulatory approval of our product candidates for any indication in any country. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of any clinical trial we conduct, or when and to what extent we will generate revenue from the commercialization and sale of our products in development or other product candidates, if at all.
General and Administrative Expense
General and administrative expenses consist primarily of share-based compensation, legal and accounting fees, consulting services, services received under the Services Agreement and employee salaries and related benefits for general and administrative personnel.
We anticipate that our general and administrative expenses will increase in the future to support our growth and our operations as a public company.  These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.  We also expect to incur additional expenses associated with maintaining compliance with NYSE rules and SEC requirements, insurance, and investor relations costs.  In addition, we expect to incur expenses associated with building a sales, commercial and marketing team before our products in development obtain regulatory approval for marketing. These increases will be partially offset by decreases in our share-based compensation expense primarily as a result of the RSL private financing and recapitalization. We also expect our share-based compensation expense attributable to RSL common share awards to become less variable because of the BVC Merger.
Results of Operations for the Three and Nine Months Ended December 31, 2015 and Period from Inception to December 31, 2014
The following table summarizes our results of operations for the three and nine months ended December 31, 2015 and period from October 31, 2014 (date of inception to December 31, 2014 (in thousands):

	Three Months Ended	Nine Months Ended	Period From October 31, 2014 (Date Of Inception) To December 31, 2014
	December 31, 2015	December 31, 2015
Operating expenses:
Research and development expenses
(includes $14,599 and $24,421 of share-based compensation expense for the three and nine months ended December 31, 2015, respectively and $457 of share-based compensation expense for period from October 31, 2014 (Date of inception) to December 31, 2014)	$34,324	$53,209	$10,538
General and administrative expenses
(includes $24,457 and $39,537 of share-based compensation expense for the three and nine months ended December 31, 2015, respectively and $146 of share-based compensation expense for period from October 31, 2014 (Date of inception) to December 31, 2014)	28,230	49,364	224
Total operating expenses	62,554	102,573	10,762

Research and Development Expenses
Research and development expenses were $34.3 million for the three months ended December 31, 2015, and consisted primarily of share-based compensation expense of $14.6 million, contract research organization (CRO) fees of approximately $8 million, expenses of approximately $5.3 million for the acquisition of nelotanserin, contract manufacturing organization (CMO) fees, employee salaries and benefits and payments made to consultants and other third party vendors engaged in the pursuit of developing our product candidates. The share-based compensation expense for the three months ended December 31, 2015 was impacted by share-based compensation expense of $11.4 million related to the RSL common share awards issued by RSL to RSI employees.
On December 4, 2015, BVC, a non-public entity, which held a non-controlling ownership interest in RSL, our parent Company, was merged with and into RSL ("BVC Merger"), with RSL as the surviving entity. The compensation amounts of $11.4 million include share based compensation expense for BVC awards issued to RSI employees prior to the BVC Merger. Prior to the BVC Merger, we recorded share-based compensation expense, in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of BVC share-based awards. As these BVC share based awards were not based on our or RSL’s shares, they were remeasured at each reporting period date until performance was completed.
As a result of the BVC Merger, all outstanding BVC share-based awards were converted into RSL common share awards, with the same vesting and forfeiture terms as the original grant. The RSL common share awards are fair valued on the date of grant and that fair value is recognized over the requisite service period. At the time of the BVC Merger on Dec 4, 2015, the unvested BVC awards that were converted into common shares of RSL were remeasured at the estimated fair value of RSL and that fair value is recognized over the remaining requisite service period. On December 8, 2015 following the BVC Merger, RSL had a recapitalization in conjunction with a private financing.
Research and development expenses were $53.2 million for the nine months ended December 31, 2015, and consisted primarily of share-based compensation expense of $24.4 million, CRO fees of approximately $10.8 million, expenses of approximately $5.3 million for the acquisition of nelotanserin, employee salaries and benefits, payments to CMOs, consultants and other third party vendors engaged in the pursuit of developing our product candidates.  The share-based compensation expense for the nine months ended December 31, 2015 was impacted by share-based compensation expense of $15.9 million for RSL common share awards issued to RSI employees. These compensation amounts include share based compensation expense for BVC awards issued to RSI employees as described above.
Research and development expenses were $10.5 million for the period from October 31, 2014 (date of inception) to December 31, 2014 and were primarily for an up front payment of $5.0 million and a contingent payment of $5.0 million to be made, to GSK in connection with our asset purchases for RVT-101 and the related professional fees associated with it.

General and Administrative Expenses
General and administrative expenses were $28.2 million for the three months ended December 31, 2015, and consisted primarily of share-based compensation expense of $24.5 million and employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement. The share based compensation expense for the three months ended December 31, 2015 includes share-based compensation expense of $22.2 million for RSL common share awards issued to RSI employees. These compensation amounts include share-based compensation expense for BVC awards issued to RSI employees prior to the BVC Merger. Prior to the BVC Merger we recorded share-based compensation expense in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of share-based awards which were remeasured at each reporting period date until performance was completed as described above.
General and administrative expenses were $49.4 million for the nine months ended December 31, 2015, and consisted primarily of share-based compensation expense of $39.5 million. The remainder consisted of employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement. The share-based compensation expense for the nine months ended December 31, 2015 includes share-based compensation expense of $33.5 million for RSL common share awards issued to RSI employees. These compensation amounts include share based compensation expense for BVC awards issued to RSI employees as described above.
General and administrative expenses were $0.2 million for the period from October 31, 2014 (date of inception) to December 31, 2014 and were primarily for legal fees related to our formation and corporate matters, consulting services and services received under our services agreement with RSI.

Liquidity and Capital Resources
Overview
We completed our IPO in June 2015, in which we sold 24,150,000 common shares at a price of $15.00 per share, including 3,150,000 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, for gross proceeds of $362.3 million.  We received net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses of $27.7 million.  As of December 31, 2015, our principal source of liquidity was our cash balance totaling $300.0 million.
For the nine months ended December 31, 2015, we used $30.1 million and $4.8 million of cash in our operating and investing activities, respectively. We have incurred and expect to continue to incur significant and increasing operating losses at least for the next several years.  We do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our products in development. Our cash utilization may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.  We anticipate that our expenses will increase substantially as we:

•
continue our planned Phase 3 MINDSET trial of RVT-101 for the treatment of mild-to-moderate Alzheimer’s disease designed to support regulatory approval in the United States and Europe, and initiate additional registrational studies to support regulatory approval in Japan;

•	commence a twelve month open-label extension study of RVT-101 for patients completing the MINDSET study;

•	commence the RVT-101 HEADWAY-DLB Study for the development of RVT-101 for dementia with Lewy bodies;

•	commencement of potential future studies of RVT-101 for the treatment of severe Alzheimer’s disease and other forms of dementia, such as, Parkinson’s disease dementia and vascular dementia;

•	commence the development of nelotanserin in Lewy body dementia and other indications;

•	seek to identify, acquire, develop and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;

•	maintain, expand and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, manufacturing, quality control, commercial and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	scale up external manufacturing capabilities to commercialize our product candidates;

•	ultimately establish a sales, marketing and distribution infrastructure for drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.
Under the terms of the GSK asset property purchase agreement, we are obligated to pay GSK an additional $5 million upon the earliest to occur of one of the specified events (a) we have determined in good faith that we have received definitive guidance from the FDA that a single Phase 3 trial with RVT-101 for Alzheimer’s disease will be sufficient for NDA approval, (b) filing of an NDA for RVT-101 for Alzheimer’s disease incorporating data from one Phase 3 trial for Alzheimer’s disease, and (c) us not having dosed the first patient in a second Phase 3 trial for RVT-101 within six months following the dosing of the first patient in our first Phase 3 trial for RVT-101.  We deem it probable that the contingent payment of $5 million will be made before June 30, 2016.
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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2015 and for the period from October 31, 2014 (date of inception) to December 31, 2014 (in thousands):

	Nine Months Ended December 31, 2015	Period From October 31, 2014 (Date Of Inception) To December 31, 2014
Net cash used in operating activities	$(30,131)	$—
Net cash used in investing activities	(4,815)	(5,000)
Net cash provided by financing activities	334,944	5,000

Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the nine months ended December 31, 2015, net cash used in operating activities was $30.1 million and was primarily attributable to a net loss of $103.5 million which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses, partially offset by $64.0 million of non-cash share-based compensation expense.
Investing Activities
For the nine months ended December 31, 2015, net cash used in investing activities was $4.8 million for the payment made to RSL for nelotanserin. For the period from October 31, 2014 (date of inception) to December 31, 2014, net cash used in investing activities was $5 million for the payment made to GSK in connection with our asset purchases for RVT-101.
Financing Activities
For the nine months ended December 31, 2015, net cash provided by financing activities was $334.9 million, which was primarily attributable to the net proceeds from the initial public offering of our common shares of $336.9 million. For the period from October 31, 2014 (date of inception) to December 31, 2014, net cash provided by financing activities was $5.0 million which reflects the capital contribution from RSL.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules.  Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods.  In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.  Significant estimates include assumptions used in the determination of some of our costs incurred under our services agreement with RSI and ASI, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of our common shares.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.
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

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk.  As of December 31, 2015, we had cash of $300.0 million, consisting of non-interest bearing deposits dominated in the U.S. dollar.
Item 4.                                                         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Principal Executive Officer and our Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
Remediation Efforts on Previously Identified Material Weakness
During the nine months ended December 31, 2015, we began to implement a remediation plan to enhance our accounting department and policies and procedures to address material weaknesses in our internal control over financial reporting that existed as of March 31, 2015.  In connection with the preparation of our financial statements as of and for the period from October 31, 2014 (date of inception) to March 31, 2015, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We did not design or maintain an effective control environment because we did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience and training commensurate with our financial reporting requirements. This material weakness resulted in material audit adjustments related to the affiliate charge for share-based compensation. Our limited personnel also resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, our insufficient segregation of duties in our finance and accounting functions.
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
We expect our research and development expenses to be significant in connection with our Phase 3 MINDSET trial of RVT-101 in patients with mild-to-moderate Alzheimer's disease, and continue to increase as we conduct clinical trials of RVT-101 for DLB and clinical trials of our second product candidate, nelotanserin, for the treatment of multiple aspects of LBD.  In addition, if we obtain regulatory approval for RVT-101, we expect to incur increased sales and marketing expenses.  As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.  These losses have had and will continue to have an adverse effect on our financial position and working capital.
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
As of December 31, 2015, we had three employees and our wholly-owned subsidiary, Axovant Sciences, Inc., had 26 employees. We rely on the administrative support and research and development services provided by our affiliate, Roivant Sciences, Inc., a wholly-owned subsidiary of Roivant Sciences Ltd.  We and Axovant Sciences, Inc., have entered into a services agreement with Roivant Sciences, Inc. Personnel and support staff that provide services to us under this services agreement are not required to, and we do not expect that they will, have as their primary responsibility the management and administration of our business or act exclusively for us.  Under this services agreement, Roivant Sciences, Inc. has the discretion to determine which of its employees will perform services under the agreement.  Further, both Vivek Ramaswamy and Lawrence T. Friedhoff, M.D., Ph.D. are employees of Roivant Sciences, Inc., and Marianne L. Romeo is an employee of Roivant Sciences Ltd.  As a result, such individuals are unlikely to allocate all of their time and resources to us.
Roivant Sciences, Inc. or RSI has limited financing and accounting and other resources.  If RSI fails to perform its obligations in accordance with the terms of the services agreement, it could be difficult for us to operate our business.  In addition, the termination of our relationship with RSI. and any delay in appointing or finding a suitable replacement provider (if one exists) could make it difficult for us to operate our business.  Any failure by RSI to effectively manage our administrative, research and development or other services could harm our business, financial condition and results of operations.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
We expect to hire, either directly or through our wholly owned subsidiary, Axovant Sciences, Inc. or ASI, additional employees for our managerial, clinical, scientific and engineering, operational, sales and marketing teams.  We may have operational difficulties in connection with identifying, hiring and integrating new personnel.  Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors.  Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenues could be reduced, and we may not be able to implement our business strategy.  Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Our computer systems, as well as those of ASI, RSI and our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs.  For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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
In addition, we recently acquired worldwide rights to our product candidates and were not involved in the development of prior to such acquisitions.  Any difficulties we experience in the transitioning and integrating such product candidates into our operations may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary drug products, information, reports and data from third parties in a timely manner.  More particularly, we have had no involvement with or control over the preclinical and clinical development of either of our product candidates prior to acquiring the rights of them.  We are dependent on GSK and Arena, as applicable having conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. These problems could result in increased costs and delays in the development of our product candidates, which could adversely affect any future revenues.
The results of our clinical trials may not demonstrate that our product candidates are safe and effective.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, EMA, PMDA and other comparable foreign regulatory authorities.  These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current GCP requirements for any clinical trials that we conduct post-approval.  Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying labels for such products may limit the approved use of the drug, which could limit sales.
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
We plan to commercialize our product candidates in the United States, the European Union, Japan and other major markets.  If our product candidates are approved for marketing, we may build a focused sales, distribution and marketing infrastructure to market them. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team.  Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of our product candidates.  For example, if the commercial launch of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses.  This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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
If our product candidates are approved for commercialization, we may enter into agreements with third parties to market them in certain jurisdictions outside the United States.  We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

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
If we are unable to initiate or continue our relationship with Arena or these other third-party contractors or if Arena is unable to manufacture nelotanserin for any reason, we could experience delays in our development efforts as we locate and qualify new manufacturers.
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
The market price of our common shares is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in the commencement, enrollment and ultimate completion of clinical trials;

•	results of clinical trials of our product candidates or those of our competitors;

•	any delay in filing applications for marketing approval and any adverse development or perceived adverse development with respect to applicable regulatory authorities’ review of those applications;

•	failure to successfully develop and commercialize our current product candidates or any future product candidate;

•	inability to obtain additional funding;

•	regulatory or legal developments in the United States and other countries applicable to our product candidates;

•	adverse regulatory decisions;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for our current product candidates or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

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
We have elected to use certain of these exemptions and we may continue to use all or some of these exemptions in the future.  As a result, you may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
RSL owns a significant percentage of our common shares and is able to exert significant control over matters subject to shareholder approval.
Based on common shares outstanding as of December 31, 2015, RSL beneficially owns approximately 75% of the voting power of our outstanding common shares, and has the ability to substantially influence us through this ownership position.  For example, RSL may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders.  So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
Future sales of our common shares, or the perception that such sales may occur, could depress our share price, even if our business is doing well.
Sales of a substantial number of our common shares in the public market, or the perception by investors that our stockholders intend to sell substantial amounts of our common stock in the public market, could depress the market price of our common shares, even if our business is doing well.  Such a decrease in our share price could in turn impair our ability to raise capital through the sale of additional equity securities.
All of the shares sold in our IPO are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act. The remaining 75,000,000 shares outstanding, representing a majority of our common stock, are held by RSL.  If RSL were to sell a substantial portion of these shares, or if the market perceived that RSL intends to sell these shares, it could negatively affect our share price.  Prior to RSL’s corporate reorganization and recapitalization in December 2015, any decision by RSL to sell or otherwise dispose of our shares required the unanimous agreement of all of the directors of RSL, including Vivek Ramaswamy, our principal executive officer.  Subsequent to RSL’s corporate reorganization and recapitalization in December 2015, all or a portion of the shares of our common stock held by RSL may be sold without Vivek Ramaswamy’s consent.  However, any such sales must be made in compliance with the Securities Act and the rules and regulations thereunder, which could limit the number of our shares that RSL could sell in any 90-day period.
We have filed a registration statement on Form S-8 under the Securities Act to register the 9,500,000 common shares that may be issued under our equity incentive plans.

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
We are an emerging growth company, as defined in the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We will remain an emerging growth company until the earlier of (1) March 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common shares that are held by non-affiliates exceeds $700.0 million as of the prior September 30, the end of our second fiscal quarter, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
We and RSL, our principal shareholder, are based in Bermuda, and we currently have a subsidiary in the United States.  If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us, our parent company and our subsidiaries.  If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices.  While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
(a)         Recent Sales of Unregistered Equity Securities
None.
(b)         Use of Proceeds
On June 16, 2015, we closed our initial public offering, or IPO, in which we issued and sold 24,150,000 common shares at a public offering price of $15.00 per share, including 3,150,000 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, for gross proceeds of $362.2 million. All of the common shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-204073), which was declared effective by the SEC on June 10, 2015.  Jefferies LLC, Evercore Group L.L.C., RBC Capital Markets LLC, JMP Securities LLC and Robert W. Baird & Co. acted as underwriters.  The net proceeds to us were approximately $334.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  Substantially all of the cash proceeds are currently deposited in three banking institutions and are substantially all in excess of insured levels.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
As of December 31, 2015, we have used $34.5 million of the net proceeds from the IPO primarily to fund the preclinical and clinical development of RVT-101 and nelotanserin , to expand our internal research and development capabilities, and for general corporate purposes.
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

AXOVANT SCIENCES LTD.

By:	/s/ Gregory Weinhoff
Gregory Weinhoff (Duly Authorized Officer and Principal Financial Officer)

 Date: February 9, 2016

Exhibit Index

Exhibit Number	Description of Document

3.1	Certificate of Incorporation. (1)

3.2	Memorandum of Association. (2)

3.3	Amended and Restated Bye-laws. (3)

10.1	Services Agreement Amended and Restated, dated as of October 13, 2015 by and among Roivant Sciences, Inc., Axovant Sciences, Inc. and the Registrant.

10.2	Development, Marketing and Supply Agreement, dated May 8, 2015, between Roivant Sciences Ltd. and Arena Pharmaceuticals GmbH.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

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