Form 10-Q
period 2016-06-30
Axovant Sciences Ltd.
filed 2016-08-15
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016
 or
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on August 12, 2016, was 99,161,719.

AXOVANT SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

AXOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2016	March 31, 2016
Assets
Current assets:
Cash	$252,657	$276,251
Prepaid expenses and other current assets	3,300	4,865
Income tax receivable	796	970
Total current assets	256,753	282,086

Property, plant and equipment, net	106	89
Deferred tax assets	323	323
Total assets	$257,182	$282,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,843	$622
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	2,218	1,814
Accrued expenses	11,872	8,319
Contingent payment liability	—	5,000
Total current liabilities	16,933	15,755

Total liabilities	16,933	15,755

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 99,150,000 issued and outstanding at June 30, 2016 and March 31, 2016	1	1
Additional paid-in capital	432,495	420,934
Accumulated deficit	(192,247)	(154,192)

Total shareholders’ equity	240,249	266,743

Total liabilities and shareholders’ equity	$257,182	$282,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015

Operating expenses:
Research and development expenses
(includes $4,964 and $6,901 of share-based compensation expense for the three months ended June 30, 2016 and 2015, respectively)	$25,276	$9,486
General and administrative expenses
(includes $6,597 and $12,276 of share-based compensation expense for the three months ended June 30, 2016 and 2015, respectively)	12,631	15,393
Total operating expenses	37,907	24,879

Loss before provision for income tax	(37,907)	(24,879)

Income tax expense	148	74

Net loss and comprehensive loss	$(38,055)	$(24,953)

Net loss per common share — basic and diluted	$(0.38)	$(0.31)
Weighted average common shares outstanding — basic and diluted	99,150,000	80,307,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount

Balance at March 31, 2016	99,150,000	$1	$420,934	$(154,192)	$266,743
Share-based compensation expense	—	—	8,426	—	8,426
Capital contribution — share-based compensation	—	—	3,135	—	3,135
Net loss	—	—	—	(38,055)	(38,055)
Balance at June 30, 2016	99,150,000	$1	$432,495	$(192,247)	$240,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Cash flows from operating activities:
Net loss	$(38,055)	$(24,953)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	11,561	19,177
Depreciation and amortization	11	1
Deferred tax assets	—	(182)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,565	(25)
Accounts payable	2,221	228
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	404	(344)
Accrued liabilities	3,553	1,311
Income tax receivable	174	252
Net cash used in operating activities	(18,566)	(4,535)
Cash flows from investing activities:
Purchase of furniture and equipment	(28)	(7)
Net cash used in investing activities	(28)	(7)

Cash flows from financing activities:
Cash proceeds from issuance of common shares in initial public offering, net of underwriting discount	—	336,893
Initial public offering costs paid	—	(1,684)
Cash capital contribution from Roivant Sciences Ltd.	—	750
Repayment of amounts due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	—	(627)
Payment of contingent liability	(5,000)	—
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	—	279
Net cash (used in) provided by financing activities	(5,000)	335,611
Net change in cash	(23,594)	331,069
Cash—beginning of period	276,251	—
Cash—end of period	$252,657	$331,069
Non-cash financing activities:
Unpaid initial public offering costs	$—	$707
Supplemental disclosure of cash paid:
Income Taxes	$4	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements

Note 1—Description of Business

Axovant Sciences Ltd., inclusive of its wholly-owned subsidiaries, (the ‘‘Company’’) is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia.The Company intends to develop a pipeline of product candidates to comprehensively address the cognitive, functional and behavioral aspects of dementia and related neurological disorders.The Company was founded on October 31, 2014 as a Bermuda Exempted Limited Company and a wholly-owned subsidiary of Roivant Sciences Ltd. (‘‘RSL’’), under the name Roivant Neurosciences Ltd. The Company changed its name to Axovant Sciences Ltd. in March 2015. On February 24, 2015, Axovant Sciences, Inc. (“ASI”) was formed, and on March 7, 2015 it became a wholly-owned subsidiary of the Company based in the United States of America.

From its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, acquiring product candidates and preparing for and advancing its product candidates, intepirdine, previously referred to as RVT-101, and nelotanserin, into clinical development. The Company has determined that it has one operating and reporting segment.

Note 2—Summary of Significant Accounting Policies

[A] Basis of Presentation:

The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30, and December 31.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on June 6, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017, for any other interim period, or for any other future year.

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

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on June 6, 2016.

[B] Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs and expenses, including compensation expense allocated to the Company under its services agreement with Roivant Sciences, Inc. (“RSI”), a wholly-owned subsidiary of RSL, and ASI, as well as contingent liabilities, share-based compensation and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

[C] Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares of outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. Stock options to purchase 7.3 million and 4.7 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three months ended June 30, 2016 and 2015, respectively, because they were anti-dilutive.

[D] Financial Instruments:

The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.vx4rs#yz

Fair value is identified as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The Company’s financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.
[E] Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, ‘‘Leases (Topic 842)’’ (ASU No. 2016-02), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, ‘‘Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting’’ (ASU No. 2016-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Note 3—Accrued Expenses

As of June 30, 2016 and March 31, 2016 the Company’s accrued expenses consisted of the following (in thousands):

	June 30, 2016	March 31, 2016

Research and development expenses	$9,480	$5,659
Salaries, bonuses, and other compensation	886	1,893
Legal expenses	691	183
Other expenses	815	584
Total accrued expenses	$11,872	$8,319

Note 4—Related Party Transactions

[A] Services Agreement:

During 2015, the Company and ASI entered into a services agreement with RSI (the ‘‘Services Agreement’’) under which RSI has agreed to provide certain administrative and research and development services to the Company. The Company and ASI amended and restated the Services Agreement with RSI on October 13, 2015 effective for the fiscal year commencing April 1, 2015. Under the Services Agreement, as amended and restated, the Company pays or reimburses RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI employees, RSI charges back the employee compensation expense plus a pre-determined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs are billed back at cost. The accompanying interim unaudited condensed consolidated financial statements include third-party expenses that have been paid by RSI and RSL.

Under the Services Agreement, for the three months ended June 30, 2016 and 2015, the Company incurred expenses of $2.0 million and $2.6 million respectively, inclusive of the mark-up.

[B] Family Relationships:

Geetha Ramaswamy, MD, the Vice President, Medical Affairs for ASI, is the mother of Vivek Ramaswamy, the Chief Executive Officer of ASI and the Company’s principal executive officer. Shankar Ramaswamy, MD, the Vice President of Corporate Development of ASI, is the brother of Vivek Ramaswamy.

Salary expenses were $65,000 and $62,500 for both Geetha Ramaswamy and Shankar Ramaswamy for the three months ended June 30, 2016 and 2015, respectively.

Note 5—Share-Based Compensation

[A] Stock Options Granted to Employees and Directors:

In March 2015, the Company adopted its 2015 Equity Incentive Plan (the ‘‘2015 Plan’’), under which 7.5 million of the Company’s common shares were originally reserved for grant. In May 2015, the Company’s Board of Directors amended the 2015 Plan to increase the number of common shares authorized for issuance thereunder to 9.5 million common shares. The amendment of the 2015 Plan became effective upon the execution of the underwriting agreement relating to the Company’s initial public offering of common share in June 2015. On April 1, 2016, the number of common shares authorized for issuance increased automatically to 12.5 million in accordance with the terms of the 2015 Plan. At June 30, 2016, a total of 5.2 million common shares were available for future grant under the 2015 Plan.

During the three months ended June 30, 2016 and 2015, the Company granted to its employees and directors a total of 2.0 million and 0.7 million options, respectively, with a weighted average exercise price of $12.89 and $6.09, respectively, under the 2015 Plan. At June 30, 2016 and 2015, there were 7.3 million and 4.7 million options outstanding, respectively, with a weighted average exercise price of $6.98 and $1.69, respectively. At June 30, 2016, there were 1.4 million vested options.

For the three months ended June 30, 2016 and 2015, the Company recorded share-based compensation expense related to stock options issued to Company employees and directors of $7.9 million and $3.7 million, respectively.  At June 30, 2016, total unrecognized compensation expense related to non-vested options was $57.7 million and is expected to be recognized over the remaining weighted-average service period of 3.04 years.

[B] Share-Based Compensation for Related Parties:

[1] Stock Options Granted to Non-Employees:

During the three months ended June 30, 2016 and 2015, the Company granted stock options to purchase 83,500 and 40,000 shares, respectively, of the Company's common stock to employees of RSI as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees is accounted for by the Company in accordance with the authoritative guidance for non-employee equity awards and is remeasured on each valuation date until performance is complete using the Black-Scholes pricing model.

Each award is subject to a specified vesting schedule. Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $0.4 million and $0.4 million of share-based compensation expense for the three months ended June 30, 2016 and 2015, respectively. The share-based compensation was recorded as research and development and general and administrative expense in the condensed consolidated statement of operations. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $5.2 million as of June 30, 2016, which will be recognized over the weighted-average remaining requisite service period of 2.80 years. (Refer to Note 5 for additional disclosures).

[2] Share-Based Compensation Allocated to the Company by RSL:

The Company incurs share-based compensation expense for RSL common share awards and RSL options issued by RSL to RSI employees. Share-based compensation expense is allocated to the Company by RSL based upon the relative percentage of time utilized by RSI employees on Company matters.

These share-based compensation amounts include compensation expense for BVC awards prior to the BVC Merger on December 4, 2015. On December 4, 2015, BVC Ltd. (‘‘BVC’’), a non-public entity, which held a non-controlling ownership interest in RSL, the parent of the Company, was merged with and into RSL (the ‘‘BVC Merger’’), with RSL as the surviving entity, as disclosed in Note E[1] to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Prior to the BVC Merger, the Company recorded share-based compensation expense, in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of BVC share-based awards.

As these BVC share-based awards were not based on the Company's or RSL’s shares, they were remeasured at each reporting period date until performance was completed. As a result of the BVC Merger, all outstanding BVC share-based awards were converted into RSL common share awards, with the same vesting and forfeiture terms as the original grant. The RSL common share awards are fair valued on the date of grant and that fair value is recognized over the requisite service period. On December 8, 2015 following the BVC Merger, RSL had a recapitalization in conjunction with a private financing. The estimated fair value of these RSL common share awards was determined by the valuation of the December 8, 2015 RSL private financing. As RSL is a non-public entity, the majority of the inputs used to estimate the fair value of the BVC awards prior to the BVC Merger and the RSL common share awards following the BVC Merger are classified as level 3 due to their unobservable nature. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded. RSL common share awards are subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including targets for RSL’s post-IPO market capitalization and future financing events). The Company estimated the fair value of each RSL option on the date of grant using the Black-Scholes closed-form option-pricing model.

For the three months ended June 30, 2016 and 2015, the Company recorded share-based compensation expense of $3.1 million and $14.9 million respectively, in relation to the RSL common share awards and options issued by RSL to RSI employees.

[3] Share-Based Compensation for Family Members:

For the three months ended June 30, 2016, Geetha Ramaswamy and Shankar Ramaswamy were each granted stock options for 43,000 common shares of the Company as part of the ordinary-course annual stock option grants to employees of ASI. Shankar Ramaswamy, while previously employed by RSI, was also granted restricted stock in BVC. Following the BVC Merger, this restricted stock in BVC was converted into RSL common shares, subject to vesting and forfeiture terms consistent with the original grant. (Refer to Note 5[B][2]).

For the three months ended June 30, 2016 and 2015, the Company recorded share-based compensation expense of $0.2 million and $0.1 million, respectively, related to the RSL common share awards held by Shankar Ramaswamy (inclusive of the compensation expense noted above for BVC awards prior to the BVC Merger on December 4, 2015), which the Company has recorded as research and development expense in the condensed consolidated statement of operations.

At June 30, 2016, total unrecognized compensation expense related to these non-vested RSL common share awards was $1.0 million and is expected to be recognized over the remaining weighted-average service period of 2.02 years.

Note 6—Income Taxes

The Company’s provision for income taxes is based on income taxes in the United States for federal, state and local income taxes. The effective income tax rate for the Company for the three months ended June 30, 2016 and 2015 was (0.4)% and (0.3)%, respectively, primarily due to the organization of the Company as a Bermuda Exempted Limited Company, for which there is no current tax regime, due to the U.S. permanent unfavorable tax differences, and a valuation allowance that effectively eliminates the Company's net deferred tax assets in the United States.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the proper amount, if any, required for a valuation allowance. As a result of this assessment, a valuation allowance of $16.1 million and $6.9 million related to share-based compensation has been recorded as of June 30, 2016 and March 31, 2016, respectively. The Company believes that it is more likely than not, given the weight of available evidence, that all other deferred tax assets will be realized.

As of June 30, 2016 and March 31, 2016, the Company had an unrecognized tax benefit of $0.4 million and $0.3 million, respectively, which if recognized would be reflected as an income tax benefit.

The Company files income tax returns in the United States for federal, state and local jurisdictions.  The Company is subject to tax examinations for fiscal year 2015 and forward in all applicable tax jurisdictions.

Note 7—Commitments and Contingencies

The Company has entered into commitments under an asset purchase agreement with GlaxoSmithKline(“GSK”), a development marketing and supply agreement with Arena Pharmaceuticals, GmbH (“Arena”) and a Services Agreement with RSI (Refer to Note 4[A]). Under the GSK agreement, the Company made a $5.0 million milestone payment in June 2016, which had been recorded as a contingent payment liability as of March 31, 2016 in the accompanying condensed consolidated balance sheet. In addition, the Company has entered into services agreements with third parties for pharmaceutical research and manufacturing activities. The manufacturing agreements can be terminated by the Company with 30 days written notice. The Company expects to enter into other commitments as its business further develops.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on June 6, 2016.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia. We intend to develop a pipeline of product candidates to comprehensively address the cognitive, functional and behavioral aspects of dementia and related neurological disorders. Our vision is to become the leading company focused on the treatment of dementia by addressing all forms and aspects of this condition.
Our near-term focus is to develop our lead product candidate, intepirdine, previously referred to as RVT-101, a selective 5-HT6 receptor antagonist, for the treatment of Alzheimer’s disease and dementia with Lewy bodies, or DLB, and to develop nelotanserin, our second product candidate, a potent and highly selective 5-HT2A receptor inverse agonist, for the treatment of REM behavior disorder, or RBD in DLB patients, and visual hallucinations in patients with Lewy body dementia.
We were founded in October 2014 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring our product candidates and preparing for and advancing our product candidates, intepirdine and nelotanserin, into clinical development. In June 2015, we completed our initial public offering, or IPO, from which we raised proceeds of $334.5 million, net of underwriting discounts and issuance costs. We intend to use these proceeds to fund our planned clinical development programs. To date, we have not generated any revenue and we recorded net losses of $38.1 million and $25.0 million for the three months ended June 30, 2016 and June 30, 2015, respectively. We have determined that we have one operating and reporting segment.
Our Product Pipeline:
The following table summarizes the status of our development programs:

Compound	Clinical Indication	Development Stage	Global Commercial Rights
Intepirdine
	Mild-to-Moderate Alzheimer’s disease	Phase 3 (MINDSET Study)	Axovant Sciences Ltd.
	Dementia with Lewy Bodies (DLB)	Phase 2b (HEADWAY-DLB Study)	Axovant Sciences Ltd.
Nelotanserin
	Visual Hallucinations in Lewy Body Dementia	Phase 2	Axovant Sciences Ltd.
	REM Behavior Disorder (RBD) in DLB	Phase 2	Axovant Sciences Ltd.

Intepirdine
Overview
Our lead product candidate intepirdine is currently being developed for the treatment of mild-to-moderate Alzheimer’s disease and DLB. We acquired the worldwide rights to intepirdine from Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited, collectively GSK, under an asset purchase agreement entered into in December 2014, or the GSK Agreement.
Intepirdine for the Treatment of Alzheimer’s Disease
Alzheimer’s disease, the most common form of dementia, is a progressive neurodegenerative disorder that results in significant impairments in cognition, function and behavior. According to the Alzheimer’s Association, Alzheimer’s disease affects approximately 5.3 million people in the United States. It is estimated that between 70% and 90% of Alzheimer’s disease patients age 65 and older are classified as having mild-to-moderate Alzheimer’s disease. No new chemical entity has been approved by the FDA for the treatment of Alzheimer’s disease since 2003.

In October 2015, we commenced a global, multi-center, double-blind, placebo-controlled confirmatory Phase 3 clinical study of intepirdine, which we refer to as the MINDSET study, for the treatment of patients with mild-to-moderate Alzheimer’s disease. The MINDSET study is evaluating the safety, tolerability and efficacy of intepirdine over a 24-week period and compares 35 mg, once-daily oral doses of intepirdine to placebo in approximately 1,150 patients with mild-to-moderate Alzheimer’s disease on a background of stable donepezil therapy. The primary endpoints of the study are improvements in scores on the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-cog, and the Alzheimer’s Disease Cooperative Study - Activities of Daily Living scale, or ADCS-ADL, which have been used as endpoints supporting regulatory approval of currently-marketed Alzheimer’s disease treatments in the United States and Europe. Subjects completing the MINDSET study will be eligible to enroll in a 12-month, open-label extension in which other medications for the treatment of Alzheimer’s disease, including memantine and other cholinesterase inhibitors, may be administered in combination with intepirdine. We have received a Special Protocol Assessment, or SPA, from the FDA which states that the design and planned analysis of this study adequately address the objectives necessary to support an application for marketing approval. The MINDSET study seeks to confirm the results of a prior 684-subject Phase 2b adjunctive therapy study conducted by GSK. We expect to report results from our MINDSET study in calendar year 2017. If the results of the MINDSET study are favorable, we plan to seek regulatory approval and commercialize intepirdine.

Intepirdine for the Treatment of Dementia with Lewy Bodies
In addition to evaluating intepirdine in patients with mild-to-moderate Alzheimer’s disease, we are also developing intepirdine to address other forms of dementia, such as dementia with Lewy bodies, or DLB. DLB, a subset of Lewy body dementia, or LBD, is a progressive neurodegenerative disorder pathologically characterized by the aggregation of alpha-synuclein and other proteins in the brain, known as Lewy bodies, causing disruption in cognition, function and behavior. DLB is the second most prevalent cause of neurodegenerative dementia in elderly patients. It has been estimated that DLB affects approximately 1.1 million people in the United States. In addition to suffering from deficits and fluctuations in cognition, DLB patients often suffer from visual hallucinations, parkinsonism, sensitivity to neuroleptic (antipsychotic) medications and REM behavior disorder, or RBD, a condition in which patients physically act out their dreams.

In the first quarter of calendar year 2016, we began a Phase 2b clinical trial of intepirdine, called the HEADWAY-DLB study, in patients with DLB. In addition to the 35 mg dose of intepirdine that is being studied in the MINDSET study we will evaluate a 70 mg dose of intepirdine in this trial, which we believe could have greater activity against the 5-HT2A receptor to potentially address visual hallucinations and behavioral disturbances in this patient population. This decision is supported by a safety and food effect study testing the 70 mg dose that we completed in 2015. We expect to report results from the HEADWAY-DLB trial in calendar year 2017. If the results of the HEADWAY-DLB study are favorable, we believe that it, in combination with data from our studies in Alzheimer’s disease, could serve as the basis for seeking approval of intepirdine for DLB.

Nelotanserin
Overview
In October 2015, we acquired from our parent company RSL the global rights, title, interest and obligations in and to nelotanserin, a potent and highly selective inverse agonist of the 5-HT2A receptor which has the effect of reducing the activity of the 5-HT2A receptor. The 5-HT2A receptor has been linked to neuropsychiatric disturbances including visual hallucinations and sleep disturbances. Initially, we intend to develop nelotanserin to address visual hallucinations in patients with Lewy body dementia and RBD in patients with DLB. Nelotanserin has been evaluated in seven clinical studies to date with nearly 800 human subjects exposed to the drug candidate and has been observed to be well tolerated.
Nelotanserin for Visual Hallucinations in Lewy Body Dementia
Lewy body dementia includes two similar conditions, DLB and Parkinson’s disease dementia, or PDD. There is significant overlap in the pathology and clinical presentation of both conditions; however, the primary difference generally depends on the timing of the onset of cognitive decline relative to the onset of movement-related symptoms. In DLB, the cognitive decline typically occurs before or within one year of the onset of movement disorder symptoms. In PDD, movement disorder symptoms typically precede cognitive decline by more than one year. The Lewy Body Dementia Association estimates that there are 1.4 million patients with Lewy body dementia in the United States.
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
In January 2016 we initiated a double-blind, randomized, placebo-controlled, cross-over Phase 2 clinical study of nelotanserin in DLB and PDD patients suffering from visual hallucinations. We expect to receive preliminary results from this pilot study in the second half of calendar year 2016.
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
In March 2016 we initiated a double-blind, randomized, placebo-controlled Phase 2 study in patients with DLB suffering from RBD. This study will utilize objective measures of efficacy as assessed in a sleep-lab setting. We have designed this study to potentially serve as a pivotal trial in support of an application for regulatory approval, and we expect to receive results in calendar year 2017.

Our Key Agreements
Asset Purchase Agreement with GlaxoSmithKline for Intepirdine
Under the GSK Agreement, we made an upfront payment of $5.0 million and an additional $5.0 million payment in June 2016, which was previously recorded as a contingent payment liability. We are also obligated to pay GSK $35.0 million, $25.0 million and $10.0 million upon the receipt of marketing approval of intepirdine in the United States, the European Union and Japan, respectively, as well as an additional one-time payment of $85.0 million for the first calendar year in which we achieve global net sales of $1.2 billion for intepirdine.
Under the GSK Agreement we are also obligated to pay a fixed 12.5% royalty based on net sales of intepirdine, subject to reduction on account of expiration of patent and regulatory exclusivity or upon generic entry.

Arena Development Agreement for Nelotanserin

In October 2015, we exercised an option to acquire global rights, title, interest and obligations in and to nelotanserin from our parent company Roivant Sciences Ltd., or RSL. In May 2015, RSL entered into a development, marketing and supply agreement for nelotanserin with Arena Pharmaceuticals GmbH, or Arena, and we entered into a Waiver and Option Agreement with RSL. Upon the exercise of our option, we assumed RSL’s rights and obligations under the development, marketing and supply agreement with Arena, or the Arena Development Agreement. Under the Waiver and Option Agreement, we recorded $5.3 million as research and development expense which was 110% of the payments made to Arena by RSL, and the costs incurred by RSL in connection with the development of nelotanserin. We will be responsible for future contingent payments under the Arena Development Agreement, including up to $4.0 million in potential development milestone payments, up to $37.5 million in potential regulatory milestone payments and up to $60.0 million in potential commercial milestone payments. Under the Arena Development Agreement, we are also obligated to purchase finished drug product at a fixed price equal to 15% of net sales of nelotanserin.

Services Agreement with Roivant Sciences, Inc., or RSI

We and our wholly-owned subsidiary, Axovant Sciences, Inc., or ASI, have entered into a services agreement with Roivant Sciences Inc., or RSI, a wholly-owned subsidiary of RSL, or the Services Agreement, pursuant to which RSI provides us with services in relation to the identification of potential product candidates, project management of clinical trials and other development activities and certain administrative and financial functions. We and ASI amended and restated our Services Agreement with RSI on October 13, 2015 for the fiscal year commencing April 1, 2015. Under the terms of our Services Agreement with RSI, we are obligated to pay or reimburse RSI for the costs it, or third parties acting on its behalf, incurs in providing services to us, including administrative and support services as well as research and development services. In addition, we are obligated to pay to RSI a pre-determined mark-up on the costs incurred directly by RSI in connection with any general and administrative and research and development services.
We expect that our reliance on RSI will decrease over time as we, ASI and any other future subsidiary of ours continue to hire the necessary personnel to manage the development and potential commercialization of our product candidates. For the three months ended June 30, 2016 and 2015, we incurred expenses of $2.0 million and $2.6 million, respectively, inclusive of the mark-up, under the Services Agreement. We have recorded these charges as research and development expense and general and administrative expense in our condensed consolidated statement of operations.
Recent Developments
In August 2016, we and Qaam Pharmaceuticals LLC, or Qaam, have entered into an exclusive license agreement under which we expect to develop and if successful, commercialize products that combine cholinesterase inhibitors with peripheral muscarinic receptor antagonists such as glycopyrrolate which could mitigate the known peripheral side-effects of cholinesterase inhibitors. We do not expect the program to have a material effect on our use of cash in the fiscal year ending March 31, 2017.
Financial Operations Overview
Revenue
We have not generated any revenue from the sale of any products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and begin to commercialize one of our product candidates in development.
Research and Development Expense
Since our inception, our operations have primarily been focused on organizing and staffing our company, raising capital, acquiring our product candidates and preparing for and advancing our product candidates, intepirdine and nelotanserin, into clinical development. Our research and development expenses include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for research and development personnel;

•	costs allocated to us under the Services Agreement;

•	expenses incurred under agreements with contract research organizations, or CROs, as well as consultants who assist in the development of our product candidate;

•	manufacturing costs in connection with producing materials for use in conducting preclinical and clinical studies;

•	costs for planning and developing clinical studies for Alzheimer’s disease and other forms of dementia including evaluating intepirdine for patients with DLB;

•	costs for planning and developing clinical studies for nelotanserin for patients with Lewy body dementia;

•	milestone payments and other costs that we incur under the GSK Agreement and the Arena Development Agreement;

•	costs for sponsored research; and

•	depreciation expense for assets used in research and development activities.
Research and development activities will continue to be central to our business model. We expect our research and development expense to increase significantly primarily as a result of our ongoing Phase 3 MINDSET study for intepirdine, our ongoing intepirdine HEADWAY-DLB study in patients with DLB, and in other forms of dementia, and our ongoing development program for nelotanserin in Lewy body dementia. We expect our share-based compensation expense attributable to RSL common share awards to become less variable because of the December 2015 merger of BVC Ltd., or BVC, with and into RSL, a transaction we refer to in this report as the BVC Merger. Refer to Note 4 “Related Party Transactions’’ in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
The duration, costs and timing of clinical trials of our products in development and any other product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	the number of trials required for approval;

•	the per patient trial costs;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	the potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the timing and receipt of regulatory approvals; and

•	the efficacy and safety profile of the product candidates.
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
Results of Operations for the Three Months Ended June 30, 2016 and 2015
The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Operating expenses:
Research and development expenses
(includes $4,964 and $6,901 of share-based compensation expense for the three months ended June 30, 2016 and 2015, respectively)	$25,276	$9,486
General and administrative expenses
(includes $6,597 and $12,276 of share-based compensation expense for the three months ended June 30, 2016 and 2015, respectively)	12,631	15,393
Total operating expenses	$37,907	$24,879

Research and Development Expenses
Research and development expenses were $25.3 million for the three months ended June 30, 2016 and consisted primarily of share-based compensation expense of $5.0 million, contract research organization (CRO) fees of $9.9 million, contract manufacturing organization (CMO) fees, payments made to consultants and other third party vendors engaged in the pursuit of developing our product candidates and employee salaries and benefits. The share-based compensation expense for the three months ended June 30, 2016 was impacted by share-based compensation expense of $2.7 million related to the RSL common share awards and RSL options issued by RSL to RSI employees. Research and development expenses increased by $15.8 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to increases in expenses associated in support of the ongoing MINDSET study.
On December 4, 2015, BVC, a non-public entity, which held a non-controlling ownership interest in RSL, our parent Company, was merged with and into RSL (“BVC Merger”), with RSL as the surviving entity. The compensation amounts of $2.7 million include share based compensation expense for BVC awards issued to RSI employees prior to the BVC Merger. Prior to the BVC Merger, we recorded share-based compensation expense in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of BVC share-based awards. As these BVC share based awards were not based on our or RSL’s shares, they were remeasured at each reporting period date until performance was completed.
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
Research and development expenses were $9.5 million for the three months ended June 30, 2015, and consisted primarily of share-based compensation expense of $6.9 million and $1.3 million in costs allocated to us under the Services Agreement. The remainder represented other research costs associated with the preparation of the Phase 3 pivotal program of intepirdine.

General and Administrative Expenses
General and administrative expenses were $12.6 million for the three months ended June 30, 2016 and consisted primarily of share-based compensation expense of $6.6 million and employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement. The share-based compensation expense for the three months ended June 30, 2016 includes share-based compensation expense of $0.4 million for RSL common share awards issued to RSI employees. These compensation amounts include share-based compensation expense for BVC awards issued to RSI employees prior to the BVC Merger. Prior to the BVC Merger we recorded share-based compensation expense in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of share-based awards which were remeasured at each reporting period date until performance was completed as described above. General and administrative expenses decreased by $2.8 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to decrease in share-based compensation expense.
General and administrative expenses were $15.4 million for the three months ended June 30, 2015, and consisted primarily of share-based compensation expense of $12.3 million. The remainder consisted of employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement.
Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. We have entered into commitments under the GSK Agreement, the Arena Development Agreement and the Services Agreement with RSI and subleases with RSI for office space. In addition, we have entered into various services agreements with third parties for pharmaceutical manufacturing and research activities. The manufacturing agreements can be terminated by us with 30 days written notice. We expect to enter into other commitments as our business further develops.
During the quarter ended June 30, 2016 there were no material changes outside the ordinary course of business to our specified contractual obligations from those disclosed in our contractual obligations section included in our Annual Report on Form 10-K for the year ended March 31, 2016.

Liquidity and Capital Resources
Overview
We completed our IPO in June 2015, in which we sold 24,150,000 common shares at a price of $15.00 per share, including 3,150,000 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, for gross proceeds of $362.3 million. We received net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses of $27.7 million. As of June 30, 2016, our principal source of liquidity was our cash balance totaling $252.7 million.
For the three months ended June 30, 2016, we used $18.6 million of cash in our operating activities and also made a milestone payment of $5.0 million under the terms of the GSK Agreement. We have incurred and expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our products in development. Our cash utilization may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•
continue our Phase 3 MINDSET trial of intepirdine for the treatment of mild-to-moderate Alzheimer’s disease designed to support regulatory approval in the United States and Europe, and initiate additional registrational studies to support regulatory approval in Japan;

•	continue our twelve month open-label extension study of intepirdine for patients completing the MINDSET study;

•	continue the intepirdine HEADWAY-DLB study for the development of intepirdine for dementia with Lewy bodies;

•	commence extension studies for patients completing the HEADWAY-DLB study;

•	potentially commence future studies of intepirdine for the treatment of severe Alzheimer’s disease and other forms of dementia, such as Parkinson’s disease dementia and vascular dementia;

•	continue the development of nelotanserin for Lewy body dementia and other indications;

•	commence extension studies for patients completing our nelotanserin phase 2 studies;

•	seek to identify, acquire, develop and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;

•	maintain, expand and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, manufacturing, quality control, commercial and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	scale up external manufacturing capabilities to commercialize our product candidates;

•	ultimately establish a sales, marketing and distribution infrastructure for drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.
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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net cash used in operating activities	$(18,566)	$(4,535)
Net cash used in investing activities	(28)	(7)
Net cash (used in) provided by financing activities	(5,000)	335,611

Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the three months ended June 30, 2016, net cash used in operating activities was $18.6 million and was primarily attributable to a net loss of $38.1 million which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses partially offset by $11.6 million of non-cash share-based compensation expense. For the three months ended June 30, 2015, net cash used in operating activities was $4.5 million and was primarily attributable to a net loss of $25.0 million partially offset by $19.2 million of non-cash share-based compensation expense and repayments made to Roivant Sciences, Inc. for payments made on our behalf.
Investing Activities
For the three months ended June 30, 2016 and 2015, net cash used in investing activities was $28,000 and $7,000, respectively, in each case consisting of purchases of computer equipment.
Financing Activities
For the three months ended June 30, 2016, net cash used in financing activities was $5.0 million and reflects the deferred payment made to GSK under the terms of the GSK Agreement in June 2016. For the three months ended June 30, 2015, net cash provided by financing activities was $335.6 million, which was primarily attributable to the net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses of $27.7 million, from our IPO of our common shares.
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
We believe the estimates and judgments involved in our contingent payment liabilities, research and development accruals, share-based compensation and income taxes have the greatest potential impact on our condensed consolidated financial statements, and consider these to be our critical accounting policies and estimates.
Our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note B to our consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2016. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates described in our Annual Report on Form 10-K for the year ended March 31, 2016.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk. As of June 30, 2016, we had cash of $252.7 million, consisting of non-interest bearing deposits denominated in the U.S. dollar.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Principal Executive Officer and our Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates and other assets for the treatment of various forms of dementia and obtain the necessary regulatory approvals for their commercialization. We have never been profitable, have no products approved for commercial sale and to date have not generated any revenue from product sales.
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
Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA, European Medicines Agency, or EMA, Japan’s Pharmaceutical and Medical Devices Agency or PMDA, or comparable regulatory authorities in other countries, to perform studies or clinical trials in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with their commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.

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
As of June 30, 2016, we had three employees and our wholly-owned subsidiary, ASI, had 41 employees. We rely on the administrative support and research and development services provided by our affiliate, RSI, a wholly-owned subsidiary of RSL. We and ASI have entered into a services agreement with RSI. Personnel and support staff that provide services to us under this services agreement are not required to, and we do not expect that they will, have as their primary responsibility the management and administration of our business or act exclusively for us. Under this services agreement, RSI has the discretion to determine which of its employees will perform services under the agreement. Further, Vivek Ramaswamy, our Principal Executive Officer, Lawrence T. Friedhoff, M.D., Ph.D., our Chief Development Officer, and Michael Adasczik, our Principal Accounting Officer, are employees of RSI, and Marianne L. Romeo, our Head of Global Transactions and Risk Management, is an employee of RSL. As a result, these officers are unlikely to allocate all of their time and resources to us.
RSI has limited financing and accounting and other resources. If RSI fails to perform its obligations in accordance with the terms of the services agreement, it could be difficult for us to operate our business. In addition, the termination of our relationship with RSI, and any delay in appointing or finding a suitable replacement provider, if one exists, could make it difficult for us to operate our business. Any failure by RSI to effectively manage our administrative, research and development or other services could harm our business, financial condition and results of operations.

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
We are exposed to the risk that our employees and contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate laws and regulations, including those of the FDA and other similar regulatory bodies that require the reporting of true, complete and accurate information; manufacturing standards; federal and state healthcare fraud and abuse and health regulatory laws and other similar foreign fraudulent misconduct laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant criminal, civil and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
In addition, we acquired worldwide rights to our product candidates and were not involved in their development prior to such acquisitions. Any difficulties we experience in transitioning and integrating such product candidates into our operations may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary drug products, information, reports and data from third parties in a timely manner. More particularly, we have had no involvement with or control over the preclinical and clinical development of either of our product candidates prior to acquiring the rights to them. We are dependent on GSK and Arena, as applicable, having conducted such research and development in accordance with the applicable protocols, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to GSK and Arena could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate future revenues.

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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, any negative results we may report in clinical trials of any of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of those product candidates. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
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
The activities associated with the development and commercialization of our product candidates, including their design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA, the PMDA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our product candidates will prevent us from commercializing them.
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
Even if our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenues and become profitable. The degree of market acceptance for our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments;

•	the effectiveness of sales and marketing efforts;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	our ability to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our product together with other medications.
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
Under the Arena Development Agreement, subject to specified exceptions, Arena remains the sole and exclusive manufacturer of nelotanserin, and we will depend on Arena to manufacture sufficient quantities of nelotanserin for our planned clinical trials. Arena is reliant on its own third-party supplier for the active pharmaceutical ingredient in nelotanserin, and Arena has notified us that it currently does not have an agreement in place for the supply of active pharmaceutical ingredient and is in the process of identifying a new supplier. If we are unable to initiate or continue our relationship with Arena or these other third-party contractors, or if Arena is unable to manufacture and supply nelotanserin to us, whether as a result of its own inability to obtain active pharmaceutical ingredient or otherwise, we could experience significant delays in our development efforts as new manufacturers for our product candidates are located and qualified.
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
We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’, consultants’ or independent contractors’ former employers, clients, or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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
RSL controls a majority of the voting power of our outstanding common shares. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange, or NYSE, corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of its board of directors consists of independent directors;

•	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

•	to have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	to have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.
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
Based on common shares outstanding as of June 30, 2016, RSL beneficially owns approximately 75.6% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
All of the shares sold in our IPO, as well as shares issued upon the exercise of options granted to persons other than our officers and directors, are freely transferable without restrictions or further registration under the Securities Act. The remaining 75,000,000 shares outstanding, representing a majority of our common stock, are held by RSL. If RSL were to sell a substantial portion of these shares, or if the market perceived that RSL intends to sell these shares, it could negatively affect our share price. Prior to RSL’s corporate reorganization and recapitalization in December 2015, any decision by RSL to sell or otherwise dispose of our shares required the unanimous agreement of all of the directors of RSL, including Vivek Ramaswamy, our principal executive officer. Subsequent to RSL’s corporate reorganization and recapitalization in December 2015, any such decision no longer requires a unanimous vote of RSL’s directors, meaning that all or a portion of the shares of our common stock held by RSL may be sold without Vivek Ramaswamy’s consent. However, any such sales must still be made in compliance with the Securities Act and the rules and regulations thereunder, which could limit the number of our shares that RSL could sell in any 90-day period.
We have also filed registration statements on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plans from time to time. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.
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

We did not design or maintain an effective control environment because we did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience and training commensurate with our financial reporting requirements. This material weakness resulted in material audit adjustments related to the affiliate charge for share-

based compensation. Our limited personnel also resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, our insufficient segregation of duties in our finance and accounting functions. During this time, we relied on RSI for information systems and financial and accounting support. RSI had limited staff and performed nearly all aspects of our financial reporting process, including, but not limited to, accessing the underlying accounting records and systems, posting and recording journal entries and taking responsibility for the preparation of the financial statements.

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
The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, beginning with the fiscal year ending on March 31, 2017, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes- Oxley, or Section 404. Section 404 of Sarbanes-Oxley also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to utilize the provision exempting us from the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

We are beginning the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We have only recently engaged a third-party service provider for our internal audit function, and we may hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to assist with compiling the system and process documentation necessary for our management to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or other deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or other deficiency in our internal control over financial reporting once that firm begins its Section 404 audits of internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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
As of June 30, 2016, we have used $81.9 million of the net proceeds from the IPO primarily to fund the preclinical and clinical development of intepirdine and nelotanserin, to expand our internal research and development capabilities, and for general corporate purposes.
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

Date: August 15, 2016

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

(1) Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204073), filed with the Commission on May 11, 2015.
(2) Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204073), filed with the Commission on May 11, 2015.
(3) Incorporated herein by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204073), filed with the Commission on June 1, 2015.

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