Form 10-Q
period 2016-09-30
Axovant Sciences Ltd.
filed 2016-11-07
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016
 or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37418

Axovant Sciences Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1333697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Clarendon House - 2 Church Street Hamilton HM 11 Bermuda	Not Applicable
(Address of principal executive offices)	(Zip Code)
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on November 4, 2016, was 99,161,719.

AXOVANT SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

AXOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2016	March 31, 2016
Assets
Current assets:
Cash	$229,664	$276,251
Prepaid expenses and other current assets	4,105	4,865
Income tax receivable	675	970
Total current assets	234,444	282,086

Property, plant and equipment, net	103	89
Deferred tax assets	40	323
Total assets	$234,587	$282,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,510	$622
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	2,706	1,814
Accrued expenses	16,427	8,319
Contingent payment liability	—	5,000
Total current liabilities	28,643	15,755

Total liabilities	28,643	15,755

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 99,161,719 and 99,150,000 issued and outstanding at September 30, 2016 and March 31, 2016	1	1
Additional paid-in capital	440,442	420,934
Accumulated deficit	(234,499)	(154,192)

Total shareholders’ equity	205,944	266,743

Total liabilities and shareholders’ equity	$234,587	$282,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development expenses
(includes share-based compensation expense of $4,473 and $2,921 for the three months ended September 30, 2016 and 2015 and $9,437 and $9,822 for the six months ended September 30, 2016 and 2015, respectively)	$32,074	$9,399	$57,350	$18,886
General and administrative expenses
(includes share-based compensation expense of $3,464 and $2,804 for the three months ended September 30, 2016 and 2015 and $10,061 and $15,080 for the six months ended September 30, 2016 and 2015, respectively)	9,449	5,743	22,080	21,134
Total operating expenses	41,523	15,142	79,430	40,020

Loss before provision for income tax	(41,523)	(15,142)	(79,430)	(40,020)

Income tax expense	729	24	877	99

Net loss and comprehensive loss	$(42,252)	$(15,166)	$(80,307)	$(40,119)

Net loss per common share — basic and diluted	$(0.43)	$(0.15)	$(0.81)	$(0.45)
Weighted average common shares outstanding — basic and diluted	99,160,445	99,150,000	99,155,251	89,780,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Common Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount

Balance at March 31, 2016	99,150,000	$1	$420,934	$(154,192)	$266,743
Exercise of stock options	11,719	—	10	—	10
Share-based compensation expense	—	—	14,034	—	14,034
Capital contribution —share-based compensation expense	—	—	5,464	—	5,464
Net loss	—	—	—	(80,307)	(80,307)
Balance at September 30, 2016	99,161,719	$1	$440,442	$(234,499)	$205,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	(80,307)	$(40,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	19,498	24,902
Depreciation and amortization	22	14
Deferred tax assets	283	(388)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	760	(2,027)
Accounts payable	8,888	294
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	892	334
Accrued liabilities	8,108	2,009
Income tax receivable	295	284
Net cash used in operating activities	(41,561)	(14,697)
Cash flows from investing activities:
Purchase of furniture and equipment	(36)	(37)
Net cash used in investing activities	(36)	(37)
Cash flows from financing activities:
Cash proceeds from issuance of common shares in initial public offering, net of underwriting discount	—	336,893
Initial public offering costs paid	—	(2,351)
Cash capital contribution from Roivant Sciences Ltd.	—	751
Repayment of amounts due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	—	(627)
Payment of contingent liability	(5,000)	—
Exercise of stock options	10	—
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	—	279
Net cash (used in) provided by financing activities	(4,990)	334,945
Net change in cash	(46,587)	320,211
Cash—beginning of period	276,251	—
Cash—end of period	$229,664	$320,211
Non-cash financing activities:
Unpaid initial public offering costs	$—	$40
Supplemental disclosure of cash paid:
Income Taxes	$299	$203

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Axovant Sciences Ltd., inclusive of its wholly-owned subsidiaries (the ‘‘Company’’) is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia.The Company intends to develop a pipeline of product candidates to comprehensively address the cognitive, functional and behavioral aspects of dementia and related neurological disorders.The Company was founded on October 31, 2014 as a Bermuda Exempted Limited Company and a wholly-owned subsidiary of Roivant Sciences Ltd. (‘‘RSL’’), under the name Roivant Neurosciences Ltd. The Company changed its name to Axovant Sciences Ltd. in March 2015. On February 24, 2015, Axovant Sciences, Inc. (“ASI”) was formed, and on March 7, 2015 it became a wholly-owned subsidiary of the Company based in the United States of America.

In August 2016, the Company incorporated as its wholly-owned subsidiaries Axovant Holdings Limited, a private limited company incorporated under the laws of England and Wales, and Axovant Sciences GmbH, a company with limited liability formed under the laws of Switzerland. The Company expects that Axovant Sciences GmbH will be the principal operating company for conducting its business and the entity that will hold its intellectual property rights.

From its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, acquiring product candidates and preparing for and advancing its lead product candidates, intepirdine, previously referred to as RVT-101, and nelotanserin into clinical development for patients with Alzheimer's disease or Lewy body dementia. In addition, the Company has the rights to develop RVT-103, a combination of donepezil and a peripheral muscarinic receptor antagonist, and RVT -104, a combination of rivastigamine and a peripheral muscarinic receptor antagonist, and intends to develop these product candidates alone and in combination with intepirdine as potential treatments for patients with Alzheimer's disease or Lewy body dementia. The Company has determined that it has one operating and reporting segment.

Note 2—Summary of Significant Accounting Policies

[A] Basis of Presentation:

The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30, and December 31.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on June 6, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017, for any other interim period, or for any other future year.

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

[C] Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares of outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. Stock options to purchase 7.4 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and six months ended September 30, 2016, respectively, because they were anti-dilutive. Stock options to purchase 5.2 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and six months ended September 30, 2015 because they were anti-dilutive.

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

Fair value is identified as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:

•Level 1-Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2-Valuations are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.
•Level 3-Valuations are based on inputs that are unobservable (supported by little or no market activity) and significant to the overall fair value measurement.

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

Note 3—Accrued Expenses

As of September 30, 2016 and March 31, 2016 the Company’s accrued expenses consisted of the following (in thousands):

	September 30, 2016	March 31, 2016

Research and development expenses	$12,885	$5,659
Salaries, bonuses, and other compensation	1,666	1,893
Legal expenses	1,105	183
Other expenses	771	584
Total accrued expenses	$16,427	$8,319

Note 4 - License Agreement

In August 2016, the Company entered into an exclusive license agreement with Qaam Pharmaceuticals, LLC (“Qaam”) for intellectual property covering the combination of cholinesterase inhibitors with peripheral muscarinic receptor antagonists and the Company expects to develop and, if successful, commercialize products covered by the licensed intellectual property. The Company will initially develop RVT-103, a combination of a peripheral muscarinic receptor antagonist and donepezil. In addition, the Company expects to develop RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine. The Company paid an initial license fee of $0.6 million which was recorded as research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Note 5—Related Party Transactions

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

Under the Services Agreement, for the three months ended September 30, 2016 and 2015, the Company incurred expenses of $1.5 million and $0.7 million respectively, inclusive of the mark-up. For the six months ended September 30, 2016 and 2015, the Company incurred expenses of $3.4 million and $3.3 million, respectively.

[B] Family Relationships:

Geetha Ramaswamy, MD, the Vice President, Medical Affairs for ASI, is the mother of Vivek Ramaswamy, the Chief Executive Officer of ASI and the Company’s principal executive officer. Shankar Ramaswamy, MD, the Vice President of Corporate Development of ASI, is the brother of Vivek Ramaswamy. Sarah Friedhoff, Senior Business Operations and Research and Development Specialist, is the daughter of Lawrence Friedhoff, the Company's Chief Development Officer.

Salary expenses were $65,000 and $62,500 for both Geetha Ramaswamy and Shankar Ramaswamy for the three months ended September 30, 2016 and 2015, respectively. Salary expenses were $130,000 and $125,000 for both Geetha and Shankar Ramaswamy for the six months ended September 30, 2016 and 2015, respectively. Salary expenses were $18,750 and $7,003 for Sarah Friedhoff for the three months ended September 30, 2016 and 2015, respectively. Salary expenses were $37,500 and $7,003 for Sarah Friedhoff for the six months ended September 30, 2016 and 2015, respectively.

Note 6—Share-Based Compensation

[A] Stock Options Granted to Employees and Directors:

In March 2015, the Company adopted its 2015 Equity Incentive Plan (the ‘‘2015 Plan’’), under which 7.5 million of the Company’s common shares were originally reserved for grant. In May 2015, the Company’s Board of Directors amended the 2015 Plan to increase the number of common shares authorized for issuance thereunder to 9.5 million common shares. The amendment of the 2015 Plan became effective upon the execution of the underwriting agreement relating to the Company’s initial public offering of common share in June 2015. On April 1, 2016, the number of common shares authorized for issuance increased automatically to 12.5 million in accordance with the terms of the 2015 Plan. At September 30, 2016, a total of 5.1 million common shares were available for future grant under the 2015 Plan. At September 30, 2016 and 2015, there were 7.4 million and 5.2 million options outstanding, respectively, with a weighted average exercise price of $7.11 and $3.17, respectively. At September 30, 2016, there were 1.9 million vested options.

During the six months ended September 30, 2016 and 2015, the Company granted to its employees and directors a total of 2.0 million and 1.2 million options, respectively, with a weighted average exercise price of $13.04 and $10.36, respectively, under the 2015 Plan. The Company recorded share-based compensation expense related to stock options issued to Company employees and directors of $5.0 million and $3.9 million, respectively, for the three months ended September 30, 2016 and 2015, and $12.8 million and $7.6 million, respectively, for the six months ended September 30, 2016 and 2015.  At September 30, 2016, total unrecognized compensation expense related to non-vested options was $53.7 million and is expected to be recognized over the remaining weighted-average service period of 2.84 years.

[B] Share-Based Compensation for Related Parties:

[1] Stock Options Granted to Non-Employees:

During the six months ended September 30, 2016 and 2015, the Company granted stock options to purchase 83,500 and 70,000 shares, respectively, of the Company's common stock to employees of RSI as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees is accounted for by the Company in accordance with the authoritative guidance for non-employee equity awards and is remeasured on each valuation date until performance is complete using the Black-Scholes pricing model.

Each award is subject to a specified vesting schedule. Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $0.4 million and $41,403 of share-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $0.8 million and $0.6 million of share-based compensation expense for the six months ended September 30, 2016 and 2015, respectively. The share-based compensation was recorded as research and development and general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $4.8 million as of September 30, 2016, which will be recognized over the weighted-average remaining requisite service period of 2.55 years.

[2] Share-Based Compensation Allocated to the Company by RSL:

The Company incurs share-based compensation expense for RSL common share awards and RSL options issued by RSL to RSI employees. Share-based compensation expense is allocated to the Company by RSL based upon the relative percentage of time utilized by RSI employees on Company matters.

These share-based compensation amounts include compensation expense for BVC awards prior to the BVC Merger on December 4, 2015. On December 4, 2015, BVC Ltd. (‘‘BVC’’), a non-public entity, which held a non-controlling ownership interest in RSL, the parent of the Company, was merged with and into RSL (the ‘‘BVC Merger’’), with RSL as the surviving entity, as disclosed in Note E[1] to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Prior to the BVC Merger, the Company recorded share-based compensation expense, in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of BVC share-based awards.

As these BVC share-based awards were not based on the Company's or RSL’s shares, they were remeasured at each reporting period date until performance was completed. As a result of the BVC Merger, all outstanding BVC share-based awards were converted into RSL common share awards, with the same vesting and forfeiture terms as the original grant. The RSL common share awards are fair valued on the date of grant and that fair value is recognized over the requisite service period. On December 8, 2015 following the BVC Merger, RSL was recapitalized in conjunction with a private financing. The estimated fair value of these RSL common share awards was determined by the valuation of RSL in the December 8, 2015 private financing. As RSL is a non-public entity, the majority of the inputs used to estimate the fair value of the BVC awards prior to the BVC Merger and the RSL common share awards following the BVC Merger are classified as level 3 due to their unobservable nature. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded. RSL common share awards are subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including targets for RSL’s post-IPO market capitalization and future financing events). The Company estimated the fair value of each RSL option on the date of grant using the Black-Scholes closed-form option-pricing model.

The Company recorded share-based compensation expense of $2.3 million and $0.9 million, respectively, for the three months ended September 30, 2016 and 2015 and $5.4 million and $15.8 million, respectively, for the six months ended September 30, 2016 and 2015, in relation to the RSL common share awards and options issued by RSL to RSI employees.

[3] Share-Based Compensation for Family Members:

During the six months ended September 30, 2016, the Company granted Geetha Ramaswamy, Shankar Ramaswamy and Sarah Friedhoff options to purchase 43,000 common shares, 43,000 common shares and 10,000 common shares, respectively, as annual stock option grants in their capacities as employees of ASI. The Company recorded aggregate share-based compensation expense of $0.9 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $1.8 million and $1.7 million for the six months ended September 30, 2016 and 2015, respectively, in connection with the Company's option grants.

Shankar Ramaswamy, while previously employed by RSI, was also granted restricted stock in BVC. Following the BVC Merger, this restricted stock in BVC was converted into RSL common shares, subject to vesting and forfeiture terms consistent with the original grant. (Refer to Note 6[B][2]).The Company recorded share-based compensation expense of $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2016 and 2015 and $0.3 million and $0.1 million, respectively, for the six months ended September 30, 2016 and 2015 related to the RSL common share awards held by Shankar Ramaswamy (inclusive of the compensation expense noted above for BVC awards prior to the BVC Merger on December 4, 2015), which the Company has recorded as research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. At September 30, 2016, total unrecognized compensation expense related to these non-vested RSL common share awards was $0.8 million and is expected to be recognized over the remaining weighted-average service period of 1.77 years.

Note 7—Income Taxes

The Company’s provision for income taxes is based on income taxes in the United States for federal, state and local income taxes. The effective income tax rate for the Company for the three months ended September 30, 2016 and 2015 was (1.8)% and (0.2)%, respectively. The effective tax rate for the Company for the six months ended September 30, 2016 and 2015 was (1.1)% and (0.2)%, respectively, primarily due to the organization of the Company as a Bermuda Exempted Limited Company, for which there is no current tax regime, due to the U.S. permanent unfavorable tax differences, and a valuation allowance that effectively eliminates the Company's net deferred tax assets in the United States.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the proper amount, if any, required for a valuation allowance. As a result of this assessment, a valuation allowance of $16.2 million and $6.9 million related to share-based compensation has been recorded as of September 30, 2016 and March 31, 2016, respectively. The Company believes that it is more likely than not, given the weight of available evidence, that all other deferred tax assets will be realized.

As of September 30, 2016 and March 31, 2016, the Company had an unrecognized tax benefit of $0.3 million and $0.3 million, respectively, which if recognized would be reflected as an income tax benefit.

The Company files income tax returns in the United States for federal, state and local jurisdictions.  The Company is subject to tax examinations for fiscal year 2015 and forward in all applicable tax jurisdictions.

Note 8—Commitments and Contingencies

The Company has entered into commitments under an asset purchase agreement with GlaxoSmithKline (“GSK”), a development, marketing, and supply agreement with Arena Pharmaceuticals, GmbH (“Arena”), a Services Agreement with RSI (Refer to Note 5[A]) and a license agreement with Qaam Pharmaceuticals LLC (Refer to Note 4). Under the GSK agreement, the Company made a $5.0 million milestone payment in June 2016, which had been recorded as a contingent payment liability as of March 31, 2016 in the accompanying condensed consolidated balance sheet. In addition, the Company has entered into services agreements with third parties for pharmaceutical research and manufacturing activities. The manufacturing agreements can be terminated by the Company with 30 days written notice. The Company expects to enter into other commitments as its business further develops.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,”- set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Our near-term focus is to develop our lead product candidate, intepirdine, previously referred to as RVT-101, a selective 5-HT6 receptor antagonist, for the treatment of Alzheimer’s disease and dementia with Lewy bodies, or DLB, and to develop nelotanserin, our second product candidate, a potent and highly selective 5-HT2A receptor inverse agonist, for the treatment of REM behavior disorder, or RBD, in DLB patients, and visual hallucinations in patients with Lewy body dementia. In addition, we have the rights to develop RVT-103, a combination of donepezil and a peripheral muscarinic receptor antagonist, and RVT -104, a combination of rivastigamine and a peripheral muscarinic receptor antagonist, and we intend to develop these product candidates alone and in combination with intepirdine as potential treatments for patients with Alzheimer's disease or Lewy body dementia.
We were founded in October 2014 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring our product candidates and preparing for and advancing our product candidates, intepirdine, nelotanserin, RVT-103 and RVT-104, as potential treatments for patients with Alzheimer's disease and Lewy body dementia, into clinical development. In June 2015, we completed our initial public offering, or IPO, from which we raised proceeds of $334.5 million, net of underwriting discounts and issuance costs. We intend to use these proceeds to fund our planned clinical development programs. To date, we have not generated any revenue and we recorded net losses of $42.3 million and $15.2 million for the three months ended September 30, 2016 and 2015, respectively, and net losses of $80.3 million and $40.1 million for the six months ended September 30, 2016 and 2015, respectively. We have determined that we have one operating and reporting segment.

Our Product Pipeline:
The following table summarizes the status of our development programs:

Compound	Clinical Indication	Development Stage	Global Commercial Rights
Intepirdine
	Mild-to-Moderate Alzheimer’s disease	Phase 3 (MINDSET Study)	Axovant Sciences Ltd.
	Dementia with Lewy Bodies (DLB)	Phase 2b (HEADWAY-DLB Study)	Axovant Sciences Ltd.
	Alzheimer's disease, DLB and Parkinson's disease dementia	Phase 2 (Gait and balance study)	Axovant Sciences Ltd.
Nelotanserin
	Visual Hallucinations in Lewy Body Dementia	Phase 2	Axovant Sciences Ltd.
	REM Behavior Disorder (RBD) in DLB	Phase 2	Axovant Sciences Ltd.
RVT-103
	Alzheimer's disease	Proof of Concept Study	Axovant Sciences Ltd.
RVT-104
	Alzheimer's disease and DLB	Preparation for Proof of Concept Study	Axovant Sciences Ltd.

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
In October 2015, we commenced a global, multi-center, double-blind, placebo-controlled confirmatory Phase 3 clinical study of intepirdine, which we refer to as the MINDSET study, for the treatment of patients with mild-to-moderate Alzheimer’s disease. The MINDSET study is evaluating the safety, tolerability and efficacy of intepirdine over a 24-week period and compares 35 mg, once-daily oral doses of intepirdine to placebo in approximately 1,150 patients with mild-to-moderate Alzheimer’s disease on a background of stable donepezil therapy. The primary endpoints of the study are improvements in scores on the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-cog, and the Alzheimer’s Disease Cooperative Study - Activities of Daily Living scale, or ADCS-ADL, which have been used as endpoints supporting regulatory approval of currently-marketed Alzheimer’s disease treatments in the United States and Europe. Subjects completing the MINDSET study will be eligible to enroll in a 12-month, open-label extension in which other medications for the treatment of Alzheimer’s disease, including memantine and other cholinesterase inhibitors, may be administered in combination with intepirdine. We have received a Special Protocol Assessment, or SPA, from the FDA which states that the design and planned analysis of the MINDSET study adequately address the objectives necessary to support an application for marketing approval. The MINDSET study seeks to confirm results of a prior 684-subject Phase 2b adjunctive therapy study conducted by GSK. We expect to report results from our MINDSET study in calendar year 2017. If the results of the MINDSET study are favorable, we plan to seek regulatory approval and commercialize intepirdine.

Intepirdine for the Treatment of Dementia with Lewy Bodies
In addition to evaluating intepirdine in patients with mild-to-moderate Alzheimer’s disease, we are also developing intepirdine to address other forms of dementia, such as dementia with Lewy bodies, or DLB. DLB, a subset of Lewy body dementia, or LBD, is a progressive neurodegenerative disorder pathologically characterized by the aggregation of alpha-synuclein and other proteins in the brain, known as Lewy bodies, causing disruption in cognition, function and behavior. DLB is the second most prevalent cause of neurodegenerative dementia in elderly patients. We believe that DLB affects approximately 1.1 million people in the United States. In addition to suffering from deficits and fluctuations in cognition, DLB patients often suffer from visual hallucinations, parkinsonism, sensitivity to neuroleptic (antipsychotic) medications and REM behavior disorder, or RBD, a condition in which patients physically act out their dreams.

In the first quarter of calendar year 2016, we began a Phase 2b clinical trial of intepirdine, called the HEADWAY-DLB study, in patients with DLB. In addition to the 35 mg dose of intepirdine that is being studied in the MINDSET study, we will evaluate a 70 mg dose of intepirdine in this trial, which we believe could have greater activity against the 5-HT2A receptor to potentially address visual hallucinations and behavioral disturbances in this patient population. This decision is supported by a safety and food-effect study testing the 70 mg dose that we completed in 2015. In September 2016, we received Fast Track designation from the FDA for intepirdine in the treatment of dementia with Lewy bodies. We expect to report results from the HEADWAY-DLB trial in calendar year 2017. If the results of the HEADWAY-DLB study are favorable, we believe that it, in combination with data from our studies in Alzheimer’s disease, could serve as the basis for seeking approval of intepirdine for DLB.

Intepirdine for Gait and Balance in Alzheimer’s Disease, Dementia with Lewy Bodies and Parkinson's Disease Dementia
In addition to evaluating intepirdine in patients with mild-to-moderate Alzheimer’s disease and DLB, we are also evaluating the effects of intepirdine on gait and balance in patients with Alzheimer's disease, dementia with Lewy bodies and Parkinson's disease dementia. In addition to cognitive deficits, these patients often present with a history of defined gait impairment.

In September 2016, we initiated a double-blind, randomized, placebo-controlled Phase 2 crossover study of intepirdine to evaluate its effects on gait and balance in patients with Alzheimer's disease, dementia with Lewy bodies and Parkinson's disease dementia. We intend to enroll approximately 40 patients in this Phase 2 study and will seek to further explore the reduced rate of falls observed with intepirdine treatment in the prior 684-patient Phase 2b study in mild-to-moderate Alzheimer’s disease in patients on background of stable donepezil therapy. We expect to report results from the Phase 2 gait and balance study in calendar year 2017.

Nelotanserin
Overview
In October 2015, we acquired from our parent company RSL the global rights to nelotanserin, a potent and highly selective inverse agonist of the 5-HT2A receptor which has the effect of reducing the activity of the 5-HT2A receptor. The 5-HT2A receptor has been linked to neuropsychiatric disturbances including visual hallucinations and sleep disturbances. Initially, we intend to develop nelotanserin to address visual hallucinations in patients with Lewy body dementia and RBD in patients with DLB. Nelotanserin has been evaluated in seven clinical studies to date with nearly 800 human subjects exposed to the drug candidate and has been observed to be well tolerated.
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

In January 2016 we initiated a double-blind, randomized, placebo-controlled, cross-over Phase 2 clinical study of nelotanserin in DLB and PDD patients suffering from visual hallucinations. We expect to report preliminary results from this pilot study in February 2017.
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

RVT-103 and RVT-104
Overview
In August 2016, we and Qaam Pharmaceuticals LLC, or Qaam, entered into an exclusive license agreement under which we expect to develop and, if successful, commercialize products that combine cholinesterase inhibitors with peripherally acting quaternary amine muscarinic receptor antagonists such as glycopyrrolate. These combinations could provide a means to mitigate the known peripheral side effects of cholinesterase inhibitors and may also allow higher than currently approved doses of cholinesterase inhibitors such as rivastigmine which could better treat symptoms of neurodegenerative disorders such as Alzheimer’s disease and Lewy body dementia.

RVT-103 and RVT -104 in Alzheimer's disease and Lewy Body Dementia
We will initially develop RVT-103, a combination of a peripheral muscarinic receptor antagonist and donepezil, as a potential treatment for patients with Alzheimer's disease with the ultimate goal of creating a triple combination of intepirdine, a peripheral muscarinic receptor antagonist and donepezil. We are currently enrolling patients in our proof of concept study and expect to report the initial results from this clinical study in the first half of calendar year 2017. We also expect to develop RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine, as a potential treatment for patients with Alzheimer's disease and Lewy body dementia.

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
We expect that our reliance on RSI will decrease over time as we, ASI and any other future subsidiary of ours continue to hire the necessary personnel to manage the development and potential commercialization of our product candidates. Under the Services Agreement, we incurred expenses of $1.5 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and $3.4 million and $3.3 million for the six months ended September 30, 2016 and 2015, respectively, inclusive of the mark-up. We have recorded these charges as research and development expense and general and administrative expense in our condensed consolidated statement of operations.
Recent Developments

In August 2016, we formed two new wholly-owned subsidiaries, Axovant Holdings Limited, a private limited company incorporated under the laws of England and Wales, and Axovant Sciences GmbH, a company with limited liability formed under the laws of Switzerland. We expect that Axovant Sciences GmbH will be the principal operating company for conducting our business and the entity that will hold our intellectual property rights. We formed these additional entities in anticipation of conducting further research and development and global expansion during the commercialization phase including building out the functions, personnel and facilities necessary for the commercialization of our drug candidates, if approved.

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
Research and Development Expense
Since our inception, our operations have primarily been focused on organizing and staffing our company, raising capital, acquiring our product candidates and preparing for and advancing our product candidates, intepirdine and nelotanserin, into clinical development. Our research and development expenses include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for research and development personnel;

•	costs allocated to us under the Services Agreement;

•	expenses incurred under or in connection with agreements with contract research organizations, or CROs, as well as consultants who assist in the development of our product candidates;

•	manufacturing costs in connection with producing materials for use in conducting preclinical and clinical studies;

•
costs for planning and developing clinical studies for Alzheimer’s disease and other forms of dementia including evaluating intepirdine for patients with DLB and evaluating intepirdine for gait and balance in patients with Alzheimer's disease, dementia with Lewy bodies and Parkinson's disease dementia;

•	costs for planning and developing clinical studies for nelotanserin for patients with Lewy body dementia;

•
costs for planning and developing clinical studies for product candidates that combine cholinesterase inhibitors with peripheral muscarinic receptor antagonists including RVT -103, a combination of a peripheral muscarinic receptor antagonist, donepezil and possibly intepirdine, and RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine and possibly intepirdine;

•	milestone payments and other costs that we incur under the GSK Agreement, the Arena Development Agreement, and our license agreement with Qaam;

•	costs for sponsored research; and

•	depreciation expense for assets used in research and development activities.
Research and development activities will continue to be central to our business model. We expect our research and development expense to increase significantly primarily as a result of our ongoing Phase 3 MINDSET study for intepirdine, our ongoing intepirdine HEADWAY-DLB study in patients with DLB, and in other forms of dementia, and our ongoing development program for nelotanserin in Lewy body dementia. We expect our share-based compensation expense attributable to RSL common share awards to become less variable because of the December 2015 merger of BVC Ltd., or BVC, with and into RSL, a transaction we refer to in this report as the BVC Merger. Refer to Note 5, “Related Party Transactions’’, in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Results of Operations for the Three and Six Months Ended September 30, 2016 and 2015
The following table summarizes our results of operations for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Operating expenses:
Research and development expenses
(includes share-based compensation expense of $4,473 and $2,921 for the three months ended September 30, 2016 and 2015, and $9,437 and $9,822 for the six months ended September 30, 2016 and 2015, respectively)	$32,074	$9,399	$22,675	$57,350	$18,886	$38,464
General and administrative expenses
(includes share-based compensation expense of $3,464 and $2,804 for the three months ended September 30, 2016 and 2015, and $10,061 and $15,080 for the six months ended September 30, 2016 and 2015, respectively)	9,449	5,743	3,706	22,080	21,134	946
Total operating expenses	$41,523	$15,142	$26,381	$79,430	$40,020	$39,410

Research and Development Expenses
Research and development expenses increased by $22.7 million, to $32.1 million, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to increases in expenses for the ongoing MINDSET study. Research and development expenses were $32.1 million for the three months ended September 30, 2016 and consisted primarily of CRO fees of $18.0 million, share-based compensation expense of $4.5 million, CMO fees of $2.9 million, payments made to consultants and other third party vendors engaged in the pursuit of developing our product candidates and employee salaries and benefits. The share-based compensation expense for the three months ended September 30, 2016 was impacted by share-based compensation expense of $2.0 million related to the RSL common share awards and RSL options issued by RSL to RSI employees. Research and development expenses were $9.4 million for the three months ended September 30, 2015, and consisted primarily of employee salaries and benefits, CRO fees of $2.4 million, CMO fees of $0.6 million, payments to consultants and other third party vendors engaged in the pursuit of developing intepirdine and share-based compensation expense of $2.9 million.
Research and development expenses increased by $38.5 million, to $57.4 million, in the six months ended September 30, 2016 compared to the six months ended September 30, 2015, primarily due to increases in expenses for the ongoing MINDSET study. Research and development expenses were $57.4 million for the six months ended September 30, 2016, and consisted primarily of share-based compensation expense of $9.4 million, CRO fees of $31.2 million, CMO fees of $4.1 million, payments made to consultants and other third party vendors engaged in the pursuit of developing our product candidates and employee salaries and benefits. The share-based compensation expense included $4.7 million related to the RSL common share awards and RSL options issued by RSL to RSI employees. Research and development expenses were $18.9 million for the six months ended September 30, 2015, and consisted primarily of employee salaries and benefits, CRO fees of $2.7 million, CMO fees of $0.7 million, payments to consultants and other third party vendors engaged in the pursuit of developing intepirdine and share-based compensation expense of $9.8 million. The share-based compensation expense included $4.5 million of share-based awards issued by BVC to RSI employees.

On December 4, 2015, BVC, a non-public entity, which held a non-controlling ownership interest in RSL, our parent company, was merged with and into RSL (“BVC Merger”), with RSL as the surviving entity. The compensation amounts for the three and six months ended September 30, 2016 includes $2.0 million and $4.7 million, respectively, for share-based compensation expense for BVC awards issued to RSI employees prior to the BVC Merger. Prior to the BVC Merger, we recorded share-based compensation expense in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of BVC share-based awards. As these BVC share based awards were not based on our or RSL’s shares, they were remeasured at each reporting period date until performance was completed.
As a result of the BVC Merger, all outstanding BVC share-based awards were converted into RSL common share awards, with the same vesting and forfeiture terms as the original grant. The RSL common share awards are fair valued on the date of grant and that fair value is recognized over the requisite service period. At the time of the BVC Merger on December 4, 2015, the unvested BVC awards that were converted into common shares of RSL were remeasured at the estimated fair value of RSL and that fair value is being recognized over the remaining requisite service period.

General and Administrative Expenses
General and administrative expenses increased by $3.7 million, to $9.4 million, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to higher employee salaries and benefits resulting from increased headcount. General and administrative expenses were $9.4 million for the three months ended September 30, 2016 and consisted primarily of share-based compensation expense of $3.5 million and employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement. The share-based compensation expense for the three months ended September 30, 2016 includes share-based compensation expense of $0.4 million for RSL common share awards issued to RSI employees. These compensation amounts include share-based compensation expense for BVC awards issued to RSI employees prior to the BVC Merger. Prior to the BVC Merger we recorded share-based compensation expense in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of share-based awards which were remeasured at each reporting period date until performance was completed as described above. General and administrative expenses were $5.7 million for the three months ended September 30, 2015, and consisted primarily of share-based compensation expense of $2.8 million. The remainder consisted of employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement.

General and administrative expenses increased by $0.9 million, to $22.1 million, in the six months ended September 30, 2016 compared to the six months ended September 30, 2015, primarily due to higher employee salaries and benefits resulting from increased headcount. General and administrative expenses were $22.1 million for the six months ended September 30, 2016, and consisted primarily of share-based compensation expense of $10.1 million and employee salaries and related benefits, legal and professional fees and direct and indirect costs allocated to us under the Services Agreement. The share-based compensation includes $0.8 million for RSL common share awards issued to RSI employees. General and administrative expenses were $21.1 million for the six months ended September 30, 2015, and consisted primarily of share-based compensation expense of $15.1 million. The share-based compensation expense included $11.3 million for share-based awards issued by BVC to RSI employees. The remainder consisted of employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement.

Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. We have entered into commitments under the GSK Agreement, the Arena Development Agreement, the license agreement with Qaam and the Services Agreement with RSI and subleases with RSI for office space. In addition, we have entered into various services agreements with third parties for pharmaceutical manufacturing and research activities. The manufacturing agreements can be terminated by us with 30 days written notice. We expect to enter into other commitments as our business further develops.
During the quarter ended September 30, 2016 there were no material changes outside the ordinary course of business to our specified contractual obligations from those disclosed in our contractual obligations section included in our Annual Report on Form 10-K for the year ended March 31, 2016.

Liquidity and Capital Resources
Overview
We completed our IPO in June 2015, in which we sold 24,150,000 common shares at a price of $15.00 per share, including 3,150,000 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, for gross proceeds of $362.3 million. We received net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses of $27.7 million. As of September 30, 2016, our principal source of liquidity was our cash balance totaling $229.7 million.
For the six months ended September 30, 2016, we used $41.6 million of cash in our operating activities and also made a milestone payment of $5.0 million under the terms of the GSK Agreement. We have incurred and expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our products in development. Our cash utilization may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•
continue our Phase 3 MINDSET trial of intepirdine for the treatment of mild-to-moderate Alzheimer’s disease designed to support regulatory approval in the United States and Europe, and initiate additional registrational studies to support regulatory approval in Japan;

•	continue our twelve month open-label extension study of intepirdine for patients completing the MINDSET study;

•	continue the intepirdine HEADWAY-DLB study for the development of intepirdine for dementia with Lewy bodies;

•	continue extension studies for patients completing the HEADWAY-DLB study;

•	continue studies of intepirdine for gait and balance in patients with Alzheimer's disease, dementia with Lewy bodies and Parkinson's disease dementia;

•
commence clinical studies for product candidates that combine cholinesterase inhibitors with peripheral muscarinic receptor antagonists such as glycopyrrolate including RVT-103, a combination of a peripheral muscarinic receptor antagonist and donepezil and potentially RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine;

•	potentially commence future studies of intepirdine for the treatment of severe Alzheimer’s disease and other forms of dementia, such as Parkinson’s disease dementia and vascular dementia;

•	continue the development of nelotanserin for Lewy body dementia and other indications;

•	continue open-label extension studies for patients completing our nelotanserin phase 2 studies;

•	seek to identify, acquire, develop and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;

•	maintain, expand and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, manufacturing, quality control, commercial and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	scale up external manufacturing capabilities to commercialize our product candidates;

•	ultimately establish a sales, marketing and distribution infrastructure for drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2016 and 2015 (in thousands):

	Six Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(41,561)	$(14,697)
Net cash used in investing activities	(36)	(37)
Net cash (used in) provided by financing activities	(4,990)	334,945
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the six months ended September 30, 2016, net cash used in operating activities was $41.6 million and was primarily attributable to a net loss of $80.3 million which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses partially offset by $19.5 million of non-cash share-based compensation expense and increases of $8.9 million to accounts payable and $8.1 million to accrued liabilities. For the six months ended September 30, 2015, net cash used in operating activities was $14.7 million and was primarily attributable to a net loss of $40.1 million partially offset by $24.9 million of non-cash share-based compensation expense and repayments made to Roivant Sciences, Inc. for payments made on our behalf.
Investing Activities
For the six months ended September 30, 2016 and 2015, net cash used in investing activities was $36,000 and $37,000, respectively, in each case consisting of purchases of computer equipment.
Financing Activities
For the six months ended September 30, 2016, net cash used in financing activities was $5.0 million and reflects the deferred payment made to GSK under the terms of the GSK Agreement in June 2016. For the six months ended September 30, 2015, net cash provided by financing activities was $334.9 million, which was primarily attributable to the net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses of $27.7 million, from our IPO of our common shares.
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk. As of September 30, 2016, we had cash of $229.7 million, consisting of non-interest bearing deposits denominated in the U.S. dollar.

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
Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Principal Executive Officer and our Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in October 2014, and our operations to date have been organizing and staffing our company, raising capital, acquiring drug development programs and preparing for and advancing our product candidates, including intepirdine and nelotanserin, into clinical development. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
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
We expect our research and development expenses to be significant in connection with our Phase 3 MINDSET trial of intepirdine in patients with mild-to-moderate Alzheimer's disease, and continue to increase as we conduct clinical trials of intepirdine for DLB, clinical trials of our second product candidate, nelotanserin, for the treatment of multiple aspects of LBD, and additional clinical development for RVT-103 and RVT-104. In addition, if we obtain regulatory approval for intepirdine, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.
We are heavily dependent on the success of intepirdine and nelotanserin, our key product candidates, which are still in clinical development, and if either of these product candidates does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
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
As of September 30, 2016, we and our wholly-owned subsidiary, ASI, had 51 employees. We rely on the administrative support and research and development services provided by our affiliate, RSI, a wholly-owned subsidiary of RSL. We and ASI have entered into a services agreement with RSI. Personnel and support staff that provide services to us under this services agreement are not required to, and we do not expect that they will, have as their primary responsibility the management and administration of our business or act exclusively for us. Under this services agreement, RSI has the discretion to determine which of its employees will perform services under the agreement. Further, Vivek Ramaswamy, our Principal Executive Officer, Lawrence T. Friedhoff, M.D., Ph.D., our Chief Development Officer, and Michael Adasczik, our Principal Accounting Officer, are employees of RSI, and Marianne L. Romeo, our Head of Global Transactions and Risk Management, is an employee of RSL. As a result, these officers are unlikely to allocate all of their time and resources to us.
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
We expect to hire, either directly or through ASI or Axovant Sciences GmbH, additional employees for our managerial, clinical, scientific and engineering, operational, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Further, by way of example, we, the FDA or an institutional review board, or IRB, at a clinical trial site may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate revenues may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations.
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
In addition, we acquired worldwide rights to our product candidates and were not involved in their development prior to such acquisitions. Any difficulties we experience in transitioning and integrating such product candidates into our operations may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary drug products, information, reports and data from third parties in a timely manner. More particularly, we have had no involvement with or control over the preclinical and clinical development of either of our product candidates prior to acquiring the rights to them. We are dependent on predecessors including GSK and Arena, as applicable, having conducted such research and development in accordance with the applicable protocols, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors including GSK and Arena could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate future revenues.

The results of our clinical trials may not demonstrate that our product candidates are safe and effective.
Even if our clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for the particular indications for which they are being developed. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. Failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our applications for marketing approval and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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
A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation in the United States from the FDA. The FDA has broad discretion whether or not to grant this designation. We have applied for and received Fast Track designation from the FDA for intepirdine in the treatment of dementia with Lewy bodies, and we may apply for that designation for some or all of our other product candidates in the future. The Fast Track designation we received, as is the case for any other Fast Track designation we may obtain in the future, does not necessarily lead to a faster development pathway or regulatory review process, and does not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs.
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
We are aware of several companies that are working to develop drugs that would compete against our product candidates, including intepirdine and nelotanserin. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.
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
We expect to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information for our product candidates to regulatory authorities for each therapeutic indication to establish safety and efficacy of the product candidate for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays in the submission of applications for marketing approval and issues, included those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidates and generate product revenues.
Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
Adverse events caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical trials for our product candidates or any future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted. In addition, if the FDA determines that a drug candidate may present a risk of substance abuse, it can recommend to the Drug Enforcement Administration that the drug be scheduled under the Controlled Substances Act. The laws and regulations governing controlled substances could limit commercialization of our product candidates, and failure to comply with those laws and regulations could also result in adverse regulatory, legal, and operational consequences.
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
We intend to rely on third parties to conduct, supervise and monitor our non clinical studies and our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
We intend to rely on CROs and non clinical and clinical trial sites to ensure the proper and timely conduct of our non clinical studies and our clinical trials, and we expect to have limited influence over their actual performance.
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
Moreover, we may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly against us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Moreover, patents have a limited lifespan.  In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
Based on common shares outstanding as of September 30, 2016, RSL beneficially owns approximately 75.6% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
We may become subject to unanticipated tax liabilities and higher effective tax rates.
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We may, however, become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such non-Bermudan tax liability could materially adversely affect our results of operations. For example, we expect that Axovant Sciences GmbH will be the principal operating company for conducting our business and the entity that may hold our intellectual property rights, including for intepirdine and nelotanserin. The establishment of this Swiss entity as our principal operating company and the possible transfer of our intellectual property rights to this entity may result in a higher overall effective tax rate.
The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
We and RSL, our principal shareholder, are based in Bermuda, and we currently have subsidiaries in the United Kingdom, Switzerland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between us, our parent company and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of those jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In particular, there is uncertainty as to any future U.S. tax legislation on corporate tax rates but also the U.S. tax consequences of income derived from intellectual property held overseas in low tax jurisdictions.
If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in potentially double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
Changes in our effective tax rate may reduce our net income in future periods.
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe, the United States, Bermuda and other jurisdictions as well as being affected by certain changes currently proposed by the OECD and their action plan on Base Erosion and Profit Shifting.  Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation were to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of operations and financial condition.

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
Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to distributions by us and the proceeds of sales of our common shares.
Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (assuming we are not a “controlled foreign corporation,” or a CFC, under Section 957(a) of the Code for the year being tested which may be determined in large part by reference to the market value of our common shares, which may be volatile) from time to time.  Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO in our business. We believe that we were not a CFC prior to our IPO and were not a CFC at any point after our IPO in the taxable year that ended on March 31, 2016. Based on this belief, with respect to the taxable year that ended on March 31, 2016 and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years.

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
As of September 30, 2016, we have used $104.9 million of the net proceeds from the IPO primarily to fund the preclinical and clinical development of intepirdine and nelotanserin, to expand our internal research and development capabilities, and for general corporate purposes.
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

Date: November 7, 2016

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