Form 10-Q
period 2016-12-31
Axovant Sciences Ltd.
filed 2017-02-14
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2016
 or
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on February 13, 2017, was 99,161,719.

AXOVANT SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

AXOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 31, 2016	March 31, 2016
Assets
Current assets:
Cash	$200,405	$276,251
Prepaid expenses and other current assets	4,234	4,865
Income tax receivable	938	970
Total current assets	205,577	282,086

Property and equipment, net	159	89
Deferred tax assets	323	323
Total assets	$206,059	$282,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,251	$622
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	4,947	1,814
Accrued expenses	25,397	8,319
Contingent payment liability	—	5,000
Total current liabilities	39,595	15,755

Total liabilities	39,595	15,755

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 99,161,719 and 99,150,000 issued and outstanding at December 31, 2016 and March 31, 2016	1	1
Additional paid-in capital	448,773	420,934
Accumulated deficit	(282,310)	(154,192)

Total shareholders’ equity	166,464	266,743

Total liabilities and shareholders’ equity	$206,059	$282,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Operating expenses:
Research and development expenses
(includes share-based compensation expense of $4,592 and $14,599 for the three months ended December 31, 2016 and 2015 and $14,029 and $24,421 for the nine months ended December 31, 2016 and 2015, respectively)	$36,630	$34,324	$93,980	$53,209
General and administrative expenses
(includes share-based compensation expense of $3,739 and $24,457 for the three months ended December 31, 2016 and 2015 and $13,800 and $39,537 for the nine months ended December 31, 2016 and 2015, respectively)	11,342	28,230	33,422	49,364
Total operating expenses	47,972	62,554	127,402	102,573

Loss before provision for income tax	(47,972)	(62,554)	(127,402)	(102,573)

Income tax (benefit) expense	(161)	802	716	901

Net loss and comprehensive loss	$(47,811)	$(63,356)	$(128,118)	$(103,474)

Net loss per common share — basic and diluted	$(0.48)	$(0.64)	$(1.29)	$(1.11)
Weighted average common shares outstanding — basic and diluted	99,161,719	99,150,000	99,157,415	92,914,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Common Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount

Balance at March 31, 2016	99,150,000	$1	$420,934	$(154,192)	$266,743
Exercise of stock options	11,719	—	10	—	10
Share-based compensation expense	—	—	19,718	—	19,718
Capital contribution —share-based compensation expense	—	—	8,111	—	8,111
Net loss	—	—	—	(128,118)	(128,118)
Balance at December 31, 2016	99,161,719	$1	$448,773	$(282,310)	$166,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(128,118)	$(103,474)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expenses	—	5,252
Share-based compensation	27,829	63,958
Depreciation and amortization	35	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	631	(3,814)
Accounts payable	8,629	3,153
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	3,133	(781)
Accrued liabilities	17,078	5,469
Income tax receivable	32	98
Net cash used in operating activities	(70,751)	(30,131)
Cash flows from investing activities:
Purchase of in-process research and development	—	(4,756)
Purchase of furniture and equipment	(105)	(59)
Net cash used in investing activities	(105)	(4,815)
Cash flows from financing activities:
Cash proceeds from issuance of common shares in initial public offering, net of underwriting discount	—	336,893
Initial public offering costs paid	—	(2,351)
Cash capital contribution from Roivant Sciences Ltd.	—	750
Repayment of amounts due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	—	(627)
Payment of contingent liability	(5,000)	—
Exercise of stock options	10	—
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	—	279
Net cash (used in) provided by financing activities	(4,990)	334,944
Net change in cash	(75,846)	299,998
Cash—beginning of period	276,251	—
Cash—end of period	$200,405	$299,998
Supplemental disclosure of cash paid:
Income Taxes	$684	$804

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Axovant Sciences Ltd., inclusive of its wholly-owned subsidiaries (the ‘‘Company’’) is a clinical-stage biopharmaceutical company focused on acquiring, developing and commercializing novel therapeutics for the treatment of dementia. The Company intends to develop a pipeline of product candidates to comprehensively address the cognitive, functional and behavioral aspects of dementia and related neurological disorders. The Company was founded on October 31, 2014 as a Bermuda Exempted Limited Company and a wholly-owned subsidiary of Roivant Sciences Ltd. (‘‘RSL’’), under the name Roivant Neurosciences Ltd. The Company changed its name to Axovant Sciences Ltd. in March 2015. On February 24, 2015, Axovant Sciences, Inc. (“ASI”) was formed, and on March 7, 2015 it became a wholly-owned subsidiary of the Company based in the United States of America. In August 2016, the Company incorporated as its wholly-owned subsidiaries Axovant Holdings Limited (“AHL”), a private limited company incorporated under the laws of England and Wales, and Axovant Sciences GmbH (“ASG”), a company with limited liability formed under the laws of Switzerland. ASG holds the Company's intellectual property rights and will be the principal operating company for conducting its business.

From its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, acquiring product candidates and preparing for and advancing its lead product candidates, intepirdine, previously referred to as RVT-101, and nelotanserin into clinical development for patients with Alzheimer's disease or Lewy body dementia. In addition, the Company has the rights to develop RVT-103, a combination of donepezil and a peripheral muscarinic receptor antagonist, and RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, and intends to develop these product candidates alone and in combination with intepirdine as potential treatments for patients with Alzheimer's disease or Lewy body dementia. The Company has determined that it has one operating and reporting segment.

Note 2—Summary of Significant Accounting Policies

(A) Basis of Presentation:

The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30, and December 31.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on June 6, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (‘‘ASC’’) and Accounting Standards Update (‘‘ASU’’) of the Financial Accounting Standards Board (‘‘FASB’’). The condensed consolidated financial statements include the accounts of the Company and ASI, AHL and ASG, its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on June 6, 2016.

(B) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs and expenses, including compensation expense allocated to the Company under its services agreement with Roivant Sciences, Inc. (“RSI”), a wholly-owned subsidiary of RSL as well as contingent liabilities, share-based compensation and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

(C) Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. Stock options to purchase 7.5 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and nine months ended December 31, 2016 because they were anti-dilutive. Stock options to purchase 5.7 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and nine months ended December 31, 2015 because they were anti-dilutive.

(D) Financial Instruments:

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

(E) Recent Accounting Pronouncements:

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

Note 3—Accrued Expenses

As of December 31, 2016 and March 31, 2016 the Company’s accrued expenses consisted of the following (in thousands):

	December 31, 2016	March 31, 2016

Research and development expenses	$20,532	$5,659
Salaries, bonuses, and other compensation	2,246	1,893
Legal expenses	1,153	183
Other expenses	1,466	584
Total accrued expenses	$25,397	$8,319

Note 4 - License Agreement

In August 2016, the Company entered into an exclusive license agreement with Qaam Pharmaceuticals, LLC (“Qaam”) for intellectual property covering the combination of cholinesterase inhibitors with peripheral muscarinic receptor antagonists. The Company expects to develop and, if successful, commercialize products covered by the licensed intellectual property. The Company will initially develop RVT-103, a combination of a peripheral muscarinic receptor antagonist and donepezil. In addition, the Company expects to develop RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine. The Company paid an initial license fee and expense reimbursement totaling $0.6 million, which was recorded as research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Note 5—Related Party Transactions

(A) Services Agreement:

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

Under the Services Agreement, for the three months ended December 31, 2016 and 2015, the Company incurred expenses of $1.9 million and $2.1 million respectively, inclusive of the mark-up. For the nine months ended December 31, 2016 and 2015, the Company incurred expenses of $5.3 million and $5.4 million, respectively.

In February 2017, the Company and ASI amended and restated the Services Agreement, effective as of December 13, 2016, to add ASG as a services recipient. In addition, in February 2017, ASG entered into a separate services agreement with Roivant Sciences GmbH ("RSG"), a wholly-owned subsidiary of RSL, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities.

(B) Family Relationships:

Geetha Ramaswamy, MD, the Vice President, Medical Affairs for ASI, is the mother of Vivek Ramaswamy, the Chief Executive Officer of ASI and the Company’s principal executive officer. Shankar Ramaswamy, MD, the Vice President of Medical and Scientific Communications of ASI, is the brother of Vivek Ramaswamy. Sarah Friedhoff, Senior Business Operations and Research and Development Specialist of ASI, is the daughter of Lawrence Friedhoff, the Company's Chief Development Officer.

Salary expenses were $65,000 and $62,500 for both Geetha Ramaswamy and Shankar Ramaswamy for the three months ended December 31, 2016 and 2015, respectively. Salary expenses were $194,167 and $187,500 for both Geetha Ramaswamy and Shankar Ramaswamy for the nine months ended December 31, 2016 and 2015, respectively. Salary expenses were $18,750 and $19,456 for Sarah Friedhoff for the three months ended December 31, 2016 and 2015, respectively. Salary expenses were $55,417 and $26,459 for Sarah Friedhoff for the nine months ended December 31, 2016 and 2015, respectively.

Note 6—Share-Based Compensation

In March 2015, the Company adopted its 2015 Equity Incentive Plan (the ‘‘2015 Plan’’), under which 7.5 million of the Company’s common shares were originally reserved for grant. In May 2015, the Company’s Board of Directors amended the 2015 Plan to increase the number of common shares authorized for issuance thereunder to 9.5 million common shares. The amendment of the 2015 Plan became effective upon the execution of the underwriting agreement relating to the Company’s initial public offering of common shares in June 2015. On April 1, 2016, the number of common shares authorized for issuance increased automatically to 12.5 million in accordance with the terms of the 2015 Plan. At December 31, 2016, a total of 5.0 million common shares were available for future grant under the 2015 Plan. At December 31, 2016 and 2015, there were 7.5 million and 5.7 million options outstanding, respectively, with a weighted average exercise price of $7.23 and $4.34, respectively. At December 31, 2016, there were 2.3 million vested options.

(A) Stock Options Granted to Employees and Directors:

During the nine months ended December 31, 2016 and 2015, the Company granted a total of 2.2 million and 1.5 million options, respectively, to its employees and directors, under the 2015 Plan. The Company recorded share-based compensation expense related to stock options issued to Company employees and directors of $5.2 million and $4.3 million, respectively, for the three months ended December 31, 2016 and 2015, and $18.0 million and $11.9 million, respectively, for the nine months ended December 31, 2016 and 2015. At December 31, 2016, total unrecognized compensation expense related to non-vested options was $50.0 million and is expected to be recognized over the remaining weighted-average service period of 2.67 years.

(B) Share-Based Compensation for Related Parties:

(1) Stock Options Granted to Non-Employees:

During the nine months ended December 31, 2016 and 2015, the Company granted stock options to purchase 83,500 and 215,000 shares, respectively, of the Company's common stock to employees of RSI as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees is accounted for by the Company in accordance with the authoritative guidance for non-employee equity awards and is remeasured on each valuation date until performance is complete using the Black-Scholes pricing model.

Each award is subject to a specified vesting schedule. Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $0.3 million and $0.7 million of share-based compensation expense for the three months ended December 31, 2016 and 2015, respectively, and $1.1 million and $1.3 million of share-based compensation expense for the nine months ended December 31, 2016 and 2015, respectively. The share-based compensation was recorded as research and development and general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $4.0 million as of December 31, 2016, which will be recognized over the weighted-average remaining requisite service period of 2.42 years.

(2) Share-Based Compensation Allocated to the Company by RSL:

The Company incurs share-based compensation expense for RSL common share awards and RSL options issued by RSL to RSI employees. Share-based compensation expense is allocated to the Company by RSL based upon the relative percentage of time utilized by RSI employees on Company matters.

These share-based compensation amounts include compensation expense for BVC awards prior to the BVC Merger on December 4, 2015. On December 4, 2015, BVC Ltd. (‘‘BVC’’), a non-public entity, which held a non-controlling ownership interest in RSL, the parent of the Company, was merged with and into RSL (the ‘‘BVC Merger’’), with RSL as the surviving entity, as disclosed in Note E(1) to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Prior to the BVC Merger, the Company recorded share-based compensation expense, in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of BVC share-based awards.

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

The Company recorded share-based compensation expense of $2.6 million and $33.6 million, respectively, for the three months ended December 31, 2016 and 2015 and $8.1 million and $49.5 million, respectively, for the nine months ended December 31, 2016 and 2015, in relation to the RSL common share awards and options issued by RSL to RSI employees.

(3) Share-Based Compensation for Family Members:

The Company granted Geetha Ramaswamy, Shankar Ramaswamy and Sarah Friedhoff options to purchase 43,000 common shares, 43,000 common shares and 10,000 common shares, respectively, during the nine months ended December 31, 2016 as annual stock option grants in their capacities as employees of ASI. The Company recorded aggregate share-based compensation expense of $0.9 million and $0.9 million for the three months ended December 31, 2016 and 2015, respectively, and $2.7 million and $2.6 million for the nine months ended December 31, 2016 and 2015, respectively, in connection with these option grants.

Shankar Ramaswamy, while previously employed by RSI, was also granted restricted stock in BVC. Following the BVC Merger, this restricted stock in BVC was converted into RSL common shares, subject to vesting and forfeiture terms consistent with the original grant. (Refer to Note 6(B)(2)).The Company recorded share-based compensation expense of $0.1 million and $0.2 million, respectively, for the three months ended December 31, 2016 and 2015 and $0.4 million and $0.4 million, respectively, for the nine months ended December 31, 2016 and 2015 related to the RSL common share awards held by Shankar Ramaswamy (inclusive of the compensation expense noted above for BVC awards prior to the BVC Merger on December 4, 2015), which the Company has recorded as research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. At December 31, 2016, total unrecognized compensation expense related to these non-vested RSL common share awards was $0.7 million and is expected to be recognized over the remaining weighted-average service period of 1.52 years.

Note 7—Income Taxes

The Company’s provision for income taxes is based on income taxes in the United States, Switzerland and the United Kingdom. The effective income tax rate for the Company for the three months ended December 31, 2016 and 2015 was 0.3% and (1.3)%, respectively. The effective tax rate for the Company for the nine months ended December 31, 2016 and 2015 was (0.6)% and (0.9)%, respectively, primarily due to the organization of the Company as a Bermuda Exempted Limited Company, for which there is no current tax regime, due to the U.S. permanent unfavorable tax differences, and a valuation allowance that effectively eliminates the Company's net deferred tax assets in the United States.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the proper amount, if any, required for a valuation allowance. As a result of this assessment, a valuation allowance of $16.2 million and $6.9 million primarily related to share-based compensation has been recorded as of December 31, 2016 and March 31, 2016, respectively. The Company believes that it is more likely than not, given the weight of available evidence, that all other deferred tax assets will be realized.

As of December 31, 2016 and March 31, 2016, the Company had an unrecognized tax benefit of $0.3 million and $0.3 million, respectively, which if recognized would be reflected as an income tax benefit.

The Company files income tax returns in the United States for federal, state and local jurisdictions.  The Company is subject to tax examinations for fiscal year 2015 and forward in all applicable tax jurisdictions.

Note 8—Commitments and Contingencies

The Company has entered into commitments under an asset purchase agreement with GlaxoSmithKline (“GSK”), a development, marketing, and supply agreement with Arena Pharmaceuticals, GmbH (“Arena”), amended its services agreement with RSI and entered into a separate service agreement with RSG (Refer to Note 5(A)) and a license agreement with Qaam Pharmaceuticals LLC (Refer to Note 4). Under the GSK agreement, the Company made a $5.0 million milestone payment in June 2016, which had been recorded as a contingent payment liability as of March 31, 2016 in the accompanying condensed consolidated balance sheet. In addition, the Company has entered into services agreements with third parties for pharmaceutical research and manufacturing activities. The manufacturing agreements can be terminated by the Company with 30 days written notice. The Company expects to enter into other commitments as its business further develops.

Note 9—Subsequent Events

On February 2, 2017, the Company and its subsidiaries, AHL, ASG and ASI entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., (“Hercules”), under which the Company, AHL and ASG (the "Borrowers") borrowed an aggregate of $55.0 million (the “Term Loan”). ASI has issued a guaranty of the Borrowers’ obligations under the Loan Agreement. At the closing of the Term Loan, the Borrowers paid Hercules a facility charge of $550,000. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. Debt issuance fees paid to Hercules will be recorded as a discount on the debt and will be amortized to interest expense using the effective interest method over the life of the Loan Agreement. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers are obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest through March 1, 2021. The interest-only period may be extended until March 1, 2019 if the Company achieves certain clinical development milestones as set forth in the Loan Agreement. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.

In connection with the Loan Agreement, the Company issued a warrant to Hercules, exercisable for an aggregate of 274,086 of the Company’s common shares at an exercise price of $12.04 per share (the “Warrant”). The Warrant may be exercised on a cashless basis, and is immediately exercisable through the earlier of (i) February 2, 2024 and (ii) the consummation of certain acquisition transactions involving the Company as set forth in the Warrant. The number of shares for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrant.

The Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that applies commencing on July 1, 2017 and ceases to apply if the Company achieves certain clinical development milestones, as set forth in the Loan Agreement, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In addition, for so long as the Term Loan remains outstanding, the Company shall be required to use its commercially reasonable efforts to afford Hercules the opportunity to participate in future underwritten equity offerings of the Company’s common shares up to a specified amount.

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
Our near-term focus is to develop our lead product candidate, intepirdine, previously referred to as RVT-101, a selective 5-HT6 receptor antagonist, for the treatment of Alzheimer’s disease and dementia with Lewy bodies, or DLB, and to develop nelotanserin, our second product candidate, a potent and highly selective 5-HT2A receptor inverse agonist, for the treatment of REM behavior disorder, or RBD, in DLB patients, and visual hallucinations in patients with Lewy body dementia or LBD. In addition, we have the rights to develop RVT-103, a combination of donepezil and a peripheral muscarinic receptor antagonist, and RVT -104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, and we intend to develop these product candidates alone and in combination with intepirdine as potential treatments for patients with Alzheimer's disease or LBD.
We were founded in October 2014 as a wholly-owned subsidiary of Roivant Sciences Ltd., or RSL, a company focused on the acquisition, development and commercialization of late-stage product candidates that are non-strategic, deprioritized or under-resourced at other biopharmaceutical companies, with the intent of reducing the time and cost of the drug development process. We have three subsidiaries. Axovant Holdings Limited, or AHL, a direct wholly-owned subsidiary of Axovant Sciences Ltd., was incorporated in England and Wales in August 2016; Axovant Sciences, Inc., or ASI, a direct wholly-owned subsidiary of AHL, was incorporated in Delaware in February 2015 and Axovant Sciences GmbH, or ASG, a direct wholly-owned subsidiary of AHL, was organized in Switzerland in August 2016. ASG holds our intellectual property rights and will be the principal operating company for conducting our business. We formed these additional entities in anticipation of conducting further research and development and global expansion during the commercialization phase, including building out the functions, personnel and facilities necessary for the commercialization of our drug candidates, if approved. Our operations to date have been limited to organizing and staffing our company, raising capital, acquiring our product candidates and preparing for and advancing our product candidates, intepirdine, nelotanserin, RVT-103 and RVT-104, as potential treatments for patients with Alzheimer's disease and LBD, into clinical development.
In June 2015, we completed our initial public offering, or IPO, from which we raised proceeds of $334.5 million, net of underwriting discounts and issuance costs. We intend to use these proceeds to fund our planned clinical development programs. To date, we have not generated any revenue and we recorded net losses of $47.8 million and $63.4 million for the three months ended December 31, 2016 and 2015, respectively, and net losses of $128.1 million and $103.5 million for the nine months ended December 31, 2016 and 2015, respectively. We have determined that we have one operating and reporting segment.

Our Product Pipeline:
The following table summarizes the status of our development programs:

Compound	Clinical Indication	Development Stage	Entity Holding Global Commercial Rights
Intepirdine
	Mild-to-Moderate Alzheimer’s disease	Phase 3 (MINDSET Study)	Axovant Sciences GmbH
	Dementia with Lewy Bodies (DLB)	Phase 2b (HEADWAY-DLB Study)	Axovant Sciences GmbH
	Gait and Balance in Alzheimer's disease, DLB and Parkinson's disease dementia	Phase 2	Axovant Sciences GmbH
Nelotanserin
	Visual Hallucinations in LBD	Phase 2	Axovant Sciences GmbH
	REM Behavior Disorder (RBD) in DLB	Phase 2	Axovant Sciences GmbH
RVT-103
	Alzheimer's disease	Proof of Concept Study	Axovant Sciences GmbH
RVT-104
	Alzheimer's disease and DLB	Preparation for Proof of Concept Study	Axovant Sciences GmbH
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
In October 2015, we commenced a global, multi-center, double-blind, placebo-controlled confirmatory Phase 3 clinical study of intepirdine, which we refer to as the MINDSET study, for the treatment of patients with mild-to-moderate Alzheimer’s disease. The MINDSET study is evaluating the safety, tolerability and efficacy of intepirdine over a 24-week period and compares 35 mg, once-daily oral doses of intepirdine to placebo in approximately 1,150 patients with mild-to-moderate Alzheimer’s disease on a background of stable donepezil therapy. The primary endpoints of the study are improvements in scores on the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-cog, and the Alzheimer’s Disease Cooperative Study - Activities of Daily Living scale, or ADCS-ADL, which have been used as endpoints supporting regulatory approval of currently-marketed Alzheimer’s disease treatments in the United States and Europe. Subjects completing the MINDSET study will be eligible to enroll in a 12-month, open-label extension in which other medications for the treatment of Alzheimer’s disease, including memantine and other cholinesterase inhibitors, may be administered in combination with intepirdine. We have received a Special Protocol Assessment, or SPA, agreement from the FDA which states that the design and planned analysis of the MINDSET study adequately address the objectives necessary to support an application for marketing approval. The MINDSET study seeks to confirm results of a prior 684-subject Phase 2b adjunctive therapy study conducted by GSK. We have completed recruitment of patients for the MINDSET study and expect to report results in the third quarter of calendar year 2017. If the results of the MINDSET study are favorable, we plan to seek regulatory approval and commercialize intepirdine.

Intepirdine for the Treatment of Dementia with Lewy Bodies
In addition to evaluating intepirdine in patients with mild-to-moderate Alzheimer’s disease, we are also developing intepirdine to address other forms of dementia, such as dementia with Lewy bodies, or DLB. DLB, a subset of LBD, is a progressive neurodegenerative disorder pathologically characterized by the aggregation of alpha-synuclein and other proteins in the brain, known as Lewy bodies, causing disruption in cognition, function and behavior. DLB is the second most prevalent cause of neurodegenerative dementia in elderly patients. We believe that DLB affects approximately 1.1 million people in the United States. In addition to suffering from deficits and fluctuations in cognition, DLB patients often suffer from visual hallucinations, parkinsonism, sensitivity to neuroleptic (antipsychotic) medications and REM behavior disorder, or RBD, a condition in which patients physically act out their dreams.
In the first quarter of calendar year 2016, we began a Phase 2b clinical trial of intepirdine, called the HEADWAY-DLB study, in patients with DLB. In addition to the 35 mg dose of intepirdine that is being studied in the MINDSET study, we will evaluate a 70 mg dose of intepirdine in this trial, which we believe could have greater activity against the 5-HT2A receptor to potentially address visual hallucinations and behavioral disturbances in this patient population. This decision is supported by a safety and food-effect study testing the 70 mg dose that we completed in 2015. In September 2016, we received Fast Track designation from the FDA for intepirdine for the treatment of DLB. We expect to report results from the HEADWAY-DLB trial in the fourth quarter of calendar year 2017. If the results of the HEADWAY-DLB study are favorable, we believe that it, in combination with data from our studies in Alzheimer’s disease, could serve as the basis for seeking approval of intepirdine for DLB.
Intepirdine for Gait and Balance in Alzheimer’s Disease, Dementia with Lewy Bodies and Parkinson's Disease Dementia
In addition to evaluating intepirdine in patients with mild-to-moderate Alzheimer’s disease and DLB, we are also evaluating the effects of intepirdine on gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia. In addition to cognitive deficits, these patients often present with a history of defined gait impairment. In September 2016, we initiated a double-blind, randomized, placebo-controlled Phase 2 crossover study of intepirdine to evaluate its effects on gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia. We intend to enroll approximately 40 patients in this Phase 2 study and will seek to further explore the reduced rate of falls observed with intepirdine treatment in the prior 684-patient Phase 2b study in mild-to-moderate Alzheimer’s disease in patients on background of stable donepezil therapy. We expect to report results from the Phase 2 gait and balance study in calendar year 2017.
Nelotanserin
Overview
In October 2015, we acquired from our parent company RSL the global rights to nelotanserin, a potent and highly selective inverse agonist of the 5-HT2A receptor which has the effect of reducing the activity of the 5-HT2A receptor. The 5-HT2A receptor has been linked to neuropsychiatric disturbances including visual hallucinations and sleep disturbances. Initially, we intend to investigate and develop nelotanserin to address visual hallucinations in patients with LBD and RBD in patients with DLB. Nelotanserin has been evaluated in eight clinical studies to date with over 800 human subjects exposed to the drug candidate and has been observed to be well tolerated, with no drug-related serious adverse events reported.
Nelotanserin for Visual Hallucinations in Lewy Body Dementia
LBD includes two similar conditions, DLB and Parkinson’s disease dementia, or PDD. There is significant overlap in the pathology and clinical presentation of both conditions; however, the primary difference generally depends on the timing of the onset of cognitive decline relative to the onset of movement-related symptoms. In DLB, the cognitive decline typically occurs before or within one year of the onset of movement disorder symptoms. In PDD, movement disorder symptoms typically precede cognitive decline by more than one year. The Lewy Body Dementia Association estimates that there are 1.4 million patients with LBD in the United States.
LBD patients suffer from frequent visual hallucinations, which are often treated with off-label atypical antipsychotic medications such as quetiapine. Use of atypical antipsychotic medications, which have activity against the dopamine D2 receptor, can lead to increased or possibly irreversible parkinsonism in LBD patients and a life threatening side-effect resembling neuroleptic malignant syndrome. We believe that there is a need for new therapeutic options that can reduce visual hallucinations in LBD patients without risk of these severe side effects.

In January 2016, we initiated a double-blind, randomized, placebo-controlled, cross-over Phase 2 clinical study of nelotanserin in approximately 20 DLB and PDD patients suffering from visual hallucinations. In February 2017, we reported preliminary results from a planned interim analysis of the first 11 patients to complete this pilot study. Among these patients, we observed statistically significant improvements in the pre-specified primary endpoint of Unified Parkinson’s Disease Rating Scale (UPDRS) Parts II+III during periods in which patients received nelotanserin, as compared to periods during which those same patients received placebo. Safety analysis included measurement of the incidence of adverse events. There were no drug-related serious adverse events, and there were no adverse events that led to discontinuation of the study drug. In the interim analysis, secondary endpoints did not demonstrate statistically significant differences for nelotanserin relative to placebo. Based on these preliminary results, Axovant plans to expand patient recruitment to confirm the treatment benefits observed in the interim results from this ongoing study. We expect the current study to complete in mid-2017.

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
In March 2016, we initiated a double-blind, randomized, placebo-controlled Phase 2 study in patients with DLB suffering from RBD. This study will utilize objective measures of efficacy as assessed in a sleep-lab setting. We expect to receive results from this study in the second half of calendar year 2017.
RVT-103 and RVT-104
Overview
In August 2016, we and Qaam Pharmaceuticals LLC, or Qaam, entered into an exclusive license agreement under which we expect to develop and, if successful, commercialize products that combine cholinesterase inhibitors with peripherally acting quaternary amine muscarinic receptor antagonists such as glycopyrrolate. These combinations could provide a means to mitigate the known peripheral side effects of cholinesterase inhibitors and may also allow higher than currently approved doses of cholinesterase inhibitors such as rivastigmine, which may improve treatment of symptoms of neurodegenerative disorders such as Alzheimer’s disease and LBD.
RVT-103 and RVT-104 in Alzheimer's disease and Lewy Body Dementia
We will initially develop RVT-103, a combination of a peripheral muscarinic receptor antagonist and donepezil, as a potential treatment for patients with Alzheimer's disease with the ultimate goal of creating a triple combination of intepirdine, a peripheral muscarinic receptor antagonist and donepezil. We are conducting a proof of concept clinical study in which subjects are randomized to treatment with donepezil and either placebo or a peripheral muscarinic receptor antagonist. We expect to report the initial results from this proof of concept study in the first half of calendar year 2017. We also expect to develop RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine, as a potential treatment for patients with Alzheimer's disease and LBD.
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

Arena Development Agreement for Nelotanserin
In October 2015, we exercised an option to acquire global rights to nelotanserin from our parent company, RSL. In May 2015, RSL entered into a development, marketing and supply agreement for nelotanserin with Arena Pharmaceuticals GmbH, or Arena, and we entered into a Waiver and Option Agreement with RSL. Upon the exercise of our option, we assumed RSL’s rights and obligations under the development, marketing and supply agreement with Arena, or the Arena Development Agreement. Under the Waiver and Option Agreement, we recorded $5.3 million as research and development expense which was 110% of the payments made to Arena by RSL, and the costs incurred by RSL in connection with the development of nelotanserin. We will be responsible for future contingent payments under the Arena Development Agreement, including up to $4.0 million in potential development milestone payments, up to $37.5 million in potential regulatory milestone payments and up to $60.0 million in potential commercial milestone payments. Under the Arena Development Agreement, we are also obligated to purchase finished drug product at a fixed price equal to 15% of net sales of nelotanserin.

Recent Developments
Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
We and our wholly-owned subsidiary, ASI, have entered into a services agreement with Roivant Sciences Inc., or RSI, a wholly-owned subsidiary of RSL, pursuant to which RSI provides us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development administrative and financial activities. We and ASI amended and restated our services agreement with RSI on October 13, 2015 for the fiscal year commencing April 1, 2015. In February 2017, in connection with the contribution and assignment of all of our intellectual property rights to ASG, we amended and restated this services agreement effective as of December 13, 2016, as a result of which ASG was added as a recipient of these services from RSI. In February 2017, ASG also entered into a separate services agreement with Roivant Sciences GmbH or RSG, a wholly-owned subsidiary of RSL, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. Under the terms of both services agreements ( collectively the "Services Agreements"), we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us, including administrative and support services as well as research and development services. In addition, we are obligated to pay to RSI and RSG a pre-determined mark-up on the costs incurred directly by RSI and RSG in connection with any general and administrative and support services as well as research and development services.
Under the services agreement in effect as of December 31, 2016, we incurred expenses of $1.9 million and $2.1 million for the three months ended December 31, 2016 and 2015, respectively, and $5.3 million and $5.4 million for the nine months ended December 31, 2016 and 2015, respectively, inclusive of the mark-up. We have recorded these charges as research and development expense and general and administrative expense in our condensed consolidated statement of operations.
Venture Debt Financing from Hercules Capital

On February 2, 2017, we, AHL, ASG and ASI entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, under which we, AHL and ASG, or the Borrowers, borrowed an aggregate of $55.0 million, or the Term Loan. ASI has issued a guaranty of the Borrowers’ obligations under the Loan Agreement. At the closing of the Term Loan, the Borrowers paid Hercules a facility charge of $550,000. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. Debt issuance fees paid to Hercules will be recorded as a discount on the debt and will be amortized to interest expense using the effective interest method over the life of the Loan Agreement. The Term Loan has a scheduled maturity date of March 1, 2021, or the Scheduled Maturity Date. The Borrowers are obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest through the Scheduled Maturity Date. The interest-only period may be extended until March 1, 2019 if we achieve certain clinical development milestones as set forth in the Loan Agreement. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.

In connection with the entry into the Loan Agreement, we issued a warrant to Hercules, or the Warrant, which is exercisable for an aggregate of 274,086 of our common shares at an exercise price of $12.04 per share. The Warrant may be exercised on a cashless basis, and is immediately exercisable through the earlier of (i) February 2, 2024 and (ii) the consummation of certain acquisition transactions involving us as set forth in the Warrant. The number of shares for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrant.

The Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that applies commencing on July 1, 2017 and ceases to apply if we achieve certain clinical development milestones as set forth in the Loan Agreement, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In addition, for so long as the Term Loan remains outstanding, we are required to use commercially reasonable efforts to afford Hercules the opportunity to participate in future underwritten equity offerings of our common shares up to a specified amount.

Financial Operations Overview
Revenue
We have not generated any revenue from the sale of any products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and begin to commercialize one of our product candidates in development.
Research and Development Expense
Since our inception, our operations have primarily been focused on organizing and staffing our company, raising capital, acquiring our product candidates and preparing for and advancing our product candidates, intepirdine, nelotanserin, RVT-103 and RVT-104, into clinical development. Our research and development expenses include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for research and development personnel;

•	costs allocated to us under the Services Agreements;

•	expenses incurred under or in connection with agreements with contract research organizations, or CROs, as well as consultants who assist in the development of our product candidates;

•	manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies;

•
costs for planning and developing clinical studies for Alzheimer’s disease and other forms of dementia including evaluating intepirdine for patients with DLB and evaluating intepirdine for gait and balance in patients with Alzheimer's disease, DLB and PDD;

•	costs for planning and developing clinical studies for nelotanserin for patients with LBD;

•
costs for planning and developing clinical studies for product candidates that combine cholinesterase inhibitors with peripheral muscarinic receptor antagonists including RVT-103, a combination of a peripheral muscarinic receptor antagonist, donepezil and possibly intepirdine, and RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine and possibly intepirdine;

•	milestone payments and other costs that we incur under the GSK Agreement, the Arena Development Agreement, and our license agreement with Qaam;

•	costs for sponsored research; and

•	depreciation expense for assets used in research and development activities.
Research and development activities will continue to be central to our business model. We expect our research and development expense to increase significantly primarily as a result of our ongoing Phase 3 MINDSET study for intepirdine, our ongoing intepirdine HEADWAY-DLB study in patients with DLB and our ongoing development program for nelotanserin in LBD. We expect our share-based compensation expense attributable to RSL common share awards to become less variable because of the December 2015 merger of BVC Ltd., or BVC, with and into RSL, a transaction we refer to in this report as the BVC Merger. Refer to Note 5, “Related Party Transactions’’, in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Product candidates in later stages of clinical development, such as intepirdine and nelotanserin, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
The duration, costs and timing of clinical trials of our products in development and any other product candidates will depend on a variety of factors that include, but are not limited to:

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
General and Administrative Expense
General and administrative expenses consist primarily of share-based compensation, legal and accounting fees, consulting services, services received under the Services Agreements and employee salaries and related benefits for general and administrative personnel.
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

Results of Operations for the Three and Nine Months Ended December 31, 2016 and 2015
The following table summarizes our results of operations for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	Change	2016	2015	Change
Operating expenses:
Research and development expenses
(includes share-based compensation expense of $4,592 and $14,599 for the three months ended December 31, 2016 and 2015, and $14,029 and $24,421 for the nine months ended December 31, 2016 and 2015, respectively)	$36,630	$34,324	$2,306	$93,980	$53,209	$40,771
General and administrative expenses
(includes share-based compensation expense of $3,739 and $24,457 for the three months ended December 31, 2016 and 2015, and $13,800 and $39,537 for the nine months ended December 31, 2016 and 2015, respectively)	11,342	28,230	(16,888)	33,422	49,364	(15,942)
Total operating expenses	$47,972	$62,554	$(14,582)	$127,402	$102,573	$24,829

Research and Development Expenses
Research and development expenses increased by $2.3 million, to $36.6 million, in the three months ended December 31, 2016 compared to the three months ended December 31, 2015, primarily due to increases in expenses for the ongoing MINDSET study. Research and development expenses for the three months ended December 31, 2016 consisted primarily of CRO fees of $21.2 million, share-based compensation expense of $4.6 million and CMO fees of $2.3 million, as well as employee salaries and benefits and payments made to consultants and other third-party vendors engaged in the development of our product candidates. The share-based compensation expense for the three months ended December 31, 2016 included $2.1 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
Research and development expenses were $34.3 million for the three months ended December 31, 2015, and consisted primarily of share-based compensation of $14.6 million, CRO fees of $8.0 million and expenses of $5.3 million for the acquisition of nelotanserin, as well as CMO fees, employee salaries and benefits and payments made to consultants and other third party vendors engaged in the development of our product candidates. The share-based compensation expense included $11.4 million related to the RSL common share awards issued by RSL to RSI employees.
Research and development expenses increased by $40.8 million, to $94.0 million, in the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015, primarily due to increases in expenses for the ongoing MINDSET study. Research and development expenses for the nine months ended December 31, 2016 consisted primarily of CRO fees of $52.4 million, share-based compensation expense of $14.0 million and CMO fees of $6.4 million as well as employee salaries and benefits and payments made to consultants and other third party vendors engaged in the development of our product candidates. The share-based compensation expense included $6.8 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.

Research and development expenses were $53.2 million for the nine months ended December 31, 2015, and consisted primarily of share-based compensation of $24.4 million, CRO fees of $10.8 million and expenses of $5.3 million for the acquisition of nelotanserin as well as employee salaries and benefits, payments to CMOs, consultants and other third party vendors engaged in the development of our product candidates. The share-based compensation expense included $15.9 million for RSL common share awards issued to RSI employees. These compensation amounts include share-based compensation expense for BVC awards issued to RSI employees as described below.

On December 4, 2015, BVC, a non-public entity, which held a non-controlling ownership interest in RSL, our parent company, was merged with and into RSL (“BVC Merger”), with RSL as the surviving entity. The compensation amounts for the three and nine months ended December 31, 2016 includes $2.1 million and $6.8 million, respectively, for share-based compensation expense for BVC awards issued to RSI employees prior to the BVC Merger. Prior to the BVC Merger, we recorded share-based compensation expense in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of BVC share-based awards. As these BVC share based awards were not based on our or RSL’s shares, they were remeasured at each reporting period date until performance was completed.
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

General and Administrative Expenses
General and administrative expenses decreased by $16.9 million, to $11.3 million, in the three months ended December 31, 2016 compared to the three months ended December 31, 2015, primarily due to a $20.7 million decrease in share-based compensation expense, partially offset by higher employee salaries and benefits resulting from increased headcount. General and administrative expenses for the three months ended December 31, 2016 consisted primarily of share-based compensation expense of $3.7 million and employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement. The share-based compensation expense for the three months ended December 31, 2016 included share-based compensation expense of $0.5 million for RSL common share awards issued to RSI employees. These compensation amounts include share-based compensation expense for BVC awards issued to RSI employees prior to the BVC Merger. Prior to the BVC Merger we recorded share-based compensation expense in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of share-based awards which were remeasured at each reporting period date until performance was completed as described above.

General and administrative expenses were $28.2 million for the three months ended December 31, 2015, and consisted primarily of share-based compensation expense of $24.5 million. The remainder consisted of employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement. The share-based compensation expense for the three months ended December 31, 2015 includes $22.2 million for RSL common share awards issued to RSI employees. These compensation amounts include share-based compensation for BVC awards issued to RSI employees prior to the BVC merger. Prior to the BVC merger, we recorded share-based expense in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of share-based awards which were remeasured at each reporting period date until performance was completed as described above.

General and administrative expenses decreased by $15.9 million, to $33.4 million, in the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015, primarily due to a $25.7 million decrease in share-based compensation expense, partially offset by higher employee salaries and benefits resulting from increased headcount. General and administrative expenses for the nine months ended December 31, 2016 consisted primarily of share-based compensation expense of $13.8 million and employee salaries and related benefits, legal and professional fees and direct and indirect costs allocated to us under the Services Agreement. The share-based compensation includes $1.3 million for RSL common share awards issued to RSI employees.

General and administrative expenses were $49.4 million for the nine months ended December 31, 2015, and consisted primarily of share-based compensation expense of $39.5 million. The remainder consisted of employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement. The share-based compensation expense for the nine months ended December 31, 2015 includes $33.5 million for RSL common share awards issued to RSI employees. These compensation amounts include share-based compensation expense for BVC awards issued to RSI employees as described above.

Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. We have entered into commitments under the GSK Agreement, the Arena Development Agreement, the license agreement with Qaam and the Services Agreements with RSI and RSG and subleases with RSI for office space. In addition, we have entered into various services agreements with third parties for pharmaceutical manufacturing and research activities. The manufacturing agreements can be terminated by us with 30 days written notice. We expect to enter into other commitments as our business further develops.

During the quarter ended December 31, 2016 there were no material changes outside the ordinary course of business to our specified contractual obligations from those disclosed in our contractual obligations section included in our Annual Report on Form 10-K for the year ended March 31, 2016. As described above under "Recent Developments", subsequent to December 31, 2016, we entered into the Loan Agreement with Hercules.
Liquidity and Capital Resources
Sources of Liquidity
We completed our IPO in June 2015, in which we sold 24,150,000 common shares at a price of $15.00 per share, including 3,150,000 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, for gross proceeds of $362.3 million. We received net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses of $27.7 million. As of December 31, 2016, our principal source of liquidity was our cash balance totaling $200.4 million. As described above under “Recent Developments,” on February 2, 2017, we and our subsidiaries, AHL, ASG and ASI, entered into the Loan Agreement with Hercules, as agent and lender, under which we, AHL and ASG, as co-borrowers, borrowed an aggregate of $55.0 million on the closing date. ASI has issued a guaranty of the co-borrowers’ obligations under the Loan Agreement. We intend to use the proceeds of the Term Loan to fund our ongoing and planned clinical trials and for general corporate purposes.
Funding Requirements
For the nine months ended December 31, 2016, we used $70.8 million of cash in our operating activities and also made a milestone payment of $5.0 million under the terms of the GSK Agreement. We have incurred and expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate revenue unless and until after we successfully complete development and obtain regulatory approval for one of our products in development. Our cash utilization may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities and activities related to potential commercialization. We anticipate that our expenses will increase substantially as we:

•
continue our Phase 3 MINDSET trial of intepirdine for the treatment of mild-to-moderate Alzheimer’s disease designed to support regulatory approval in the United States and Europe, and initiate additional registrational studies to support regulatory approval in Japan;

•	continue our twelve month open-label extension study of intepirdine for patients completing the MINDSET study;

•	continue the intepirdine HEADWAY-DLB study for the development of intepirdine for DLB;

•	continue extension studies for patients completing the HEADWAY-DLB study;

•	continue studies of intepirdine for gait and balance in patients with Alzheimer's disease, DLB and PDD;

•
continue clinical studies for product candidates that combine cholinesterase inhibitors with peripheral muscarinic receptor antagonists including RVT-103, a combination of a peripheral muscarinic receptor antagonist and donepezil and potentially RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine;

•	potentially commence future studies of intepirdine for the treatment of severe Alzheimer’s disease and other forms of dementia, such as PDD and vascular dementia;

•	continue the development of nelotanserin for LBD and other indications;

•	continue open-label extension studies for patients completing our nelotanserin phase 2 studies;

•	seek to identify, acquire, develop and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;

•	maintain, expand and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, manufacturing, quality control, commercial and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	scale up external manufacturing capabilities to commercialize our product candidates;

•	establish a sales, marketing and distribution infrastructure for drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.
Our primary use of cash is to fund the research and development of our product candidates. We expect that our existing cash, including net proceeds from our IPO and the Term Loan from Hercules, will be sufficient to fund our operating expenses and capital expenditure requirements into the calendar year 2018. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our existing funds will not be sufficient to enable us to complete all necessary development and to commercially launch all of our products. Accordingly, we may be required to obtain further funding through other public or private offerings of our capital stock, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or potentially discontinue operations.

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
For example, the Loan Agreement with Hercules includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that applies commencing on July 1, 2017 and ceases to apply if we achieve certain clinical development milestones as set forth in the Loan Agreement, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2016 and 2015 (in thousands):

	Nine Months Ended December 31,
	2016	2015
Net cash used in operating activities	$(70,751)	$(30,131)
Net cash used in investing activities	(105)	(4,815)
Net cash (used in) provided by financing activities	(4,990)	334,944
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the nine months ended December 31, 2016, net cash used in operating activities was $70.8 million and was primarily attributable to a net loss of $128.1 million which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses partially offset by $27.8 million of non-cash share-based compensation expense and increases of $17.1 million in accrued liabilities and $8.6 million in accounts payable. For the nine months ended December 31, 2015, net cash used in operating activities was $30.1 million and was primarily attributable to a net loss of $103.5 million which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, and our general and administrative expenses, partially offset by $64.0 million of non-cash share-based compensation expense.
Investing Activities
For the nine months ended December 31, 2016, net cash used in investing activities was $105,000 for purchases of computer equipment. For the nine months ended December 31, 2015, net cash used in investing activities was $4.8 million for the payment made to RSL for our rights to nelotanserin.
Financing Activities
For the nine months ended December 31, 2016, net cash used in financing activities was $5.0 million and reflects the deferred payment made to GSK under the terms of the GSK Agreement in June 2016. For the nine months ended December 31, 2015, net cash provided by financing activities was $334.9 million, which was primarily attributable to the net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses of $27.7 million, from our IPO of our common shares.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.  Significant estimates include assumptions used in the determination of some of our costs incurred under the Services Agreements, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of our common shares. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk. As of December 31, 2016, we had cash of $200.4 million, consisting of non-interest bearing deposits denominated in the U.S. dollar.

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
Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Principal Executive Officer and our Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.                                                Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common shares could decline. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
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

•
 the regulatory authorities may require additional nonclinical studies or registrational studies of the product candidate in mild-to-moderate Alzheimer’s disease, which would increase our costs and prolong our development;

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

•
 the regulatory authorities may not find the data from nonclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of the product candidate outweigh its safety risks;

•	the regulatory authorities may disagree with our interpretation of data from our nonclinical studies and clinical trials or may require that we conduct additional studies;

•	the regulatory authorities may not accept data generated at our clinical trial sites;

•	the regulatory authorities may require, as a condition of approval, limitations on approved labeling or distribution and use restrictions;

•	in the United States, the FDA may require development of a risk evaluation and mitigation strategy, or REMS, as a condition of approval;

•	the regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or

•	the regulatory authorities may change their approval policies or adopt new regulations.
Our operating activities may be restricted as a result of restrictive covenants in the agreement governing our outstanding indebtedness, and we may be required to repay the outstanding indebtedness in an event of default.
In February 2017, we and our subsidiaries entered into a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, for a term loan of $55.0 million or the Term Loan, the full amount of which was funded upon execution of the Loan Agreement.
The Loan Agreement is secured by substantially all of our property and that of our subsidiaries that are parties to the Loan Agreement, other than intellectual property.
The Loan Agreement subjects us and our subsidiaries to various affirmative and restrictive covenants, including a minimum cash covenant that applies commencing on July 1, 2017 and ceases to apply if we achieve certain clinical development milestones as set forth in the Loan Agreement, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. Our business may be adversely affected by these restrictions on our ability to operate our business.
Additionally, we may be required to repay the entire amount of outstanding indebtedness under the Term Loan in cash if we fail to stay in compliance with our covenants or suffer some other event of default under the Loan Agreement. Under the Loan Agreement, an event of default will occur if, among other things: we fail to make payments under the Loan Agreement; we breach any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches; there occurs an event that has a material adverse effect on (i) our business, operations, properties, assets or financial condition, (ii) our ability to perform or satisfy our obligations under the Loan Agreement as they become due or Hercules’s ability to enforce its rights or remedies with respect to our obligations under the Loan Agreement, or (iii) the collateral or liens securing our obligations under the Loan Agreement; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Hercules to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the Term Loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.

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
Based upon our current operating plan, we believe that the net proceeds from our IPO and the Term Loan from Hercules will be sufficient to fund our operating expenses and capital expenditure requirements into the calendar year 2018. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
In December 2014, we acquired the rights to intepirdine under the GSK Agreement; in October 2015, we acquired the rights to nelotanserin and assumed the obligations under the Arena Development Agreement; and in August 2016, we entered into a license agreement with Qaam for RVT-103 and RVT-104. Under these agreements, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and payments based on product sales, as well as other material obligations. If these payments become due under the terms of the agreements, we may not have sufficient funds available to meet our obligations and in which case our development efforts would be substantially harmed.

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
We currently have a limited number of employees who are employed by our wholly-owned subsidiary, Axovant Sciences, Inc.(“ASI”), and we rely on Roivant Sciences, Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”) to provide various administrative, research and development and other services.
As of December 31, 2016, we and our wholly-owned subsidiary, ASI, had 57 employees. We rely in part on the administrative support and research and development services provided by our affiliates, RSI and RSG, wholly-owned subsidiaries of RSL, pursuant to our Services Agreements with RSI and RSG. Personnel and support staff that provide services to us under the Services Agreements are not required to, and we do not expect that they will, have as their primary responsibility the management and administration of our business or act exclusively for us. Under the Services Agreements, RSI and RSG have the discretion to determine which of their employees will perform services under the agreements. Further, Vivek Ramaswamy, our Principal Executive Officer, Lawrence T. Friedhoff, M.D., Ph.D., our Chief Development Officer, and Michael Adasczik, our Principal Accounting Officer, are employees of RSI, and Marianne L. Romeo, our Head of Global Transactions and Risk Management, is an employee of RSL. As a result, these officers are unlikely to allocate all of their time and resources to us.
RSI and RSG have limited financing and accounting and other resources. If RSI or RSG fail to perform their obligations in accordance with the terms of the Services Agreements, it could be difficult for us to operate our business. In addition, the termination of our relationship with RSI or RSG, and any delay in appointing or finding a suitable replacement provider, if one exists, could make it difficult for us to operate our business. Any failure by RSI or RSG to effectively manage our administrative, research and development or other services could harm our business, financial condition and results of operations.

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
Our computer systems, as well as those of ASI, ASG, RSI, RSG and our CROs and other contractors, consultants, and law and accounting firms, may sustain damage from computer viruses, unauthorized access, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption, including to our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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
Our product candidates are still in development and will require extensive clinical testing before we are prepared to submit an application for marketing approval to regulatory authorities. We cannot predict with any certainty if or when we might submit any such application for regulatory approval for our product candidates or whether any such application will be approved by the applicable regulatory authority in our target markets. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, regulatory authorities may not agree with our proposed endpoints for any clinical trials of our product candidates, which may delay the commencement of our clinical trials.  The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and the results of early clinical trials therefore may not be predictive of the results of later-stage clinical programs. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.
The commencement and completion of clinical trials may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a trial;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites;

•	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;

•	failure to manufacture sufficient quantities of a drug candidate or placebo or failure to obtain sufficient quantities of concomitant medication for use in clinical trials;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical protocols;

•	adding a sufficient number of clinical trial sites; or
•clinical sites deviating from trial protocol or dropping out of a trial.

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
In addition, we acquired worldwide rights to our product candidates and were not involved in their development prior to such acquisitions. Any difficulties we experience in transitioning and integrating such product candidates into our operations may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary drug products, information, reports and data from third parties in a timely manner. More particularly, we have had no involvement with or control over the nonclinical and clinical development of either of our product candidates prior to acquiring the rights to them. We are dependent on predecessors including GSK and Arena, as applicable, having conducted such research and development in accordance with the applicable protocols, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors including GSK and Arena could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate future revenues.

The results of our clinical trials may not demonstrate that our product candidates are safe and effective.
Even if our clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for the particular indications for which they are being developed. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and nonclinical testing. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. Failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our applications for marketing approval and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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
We expect to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information for our product candidates to regulatory authorities for each therapeutic indication to establish safety and efficacy of the product candidate for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays in the submission of applications for marketing approval and issues, included those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidates and generate product revenues.
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
In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
Even if we obtain regulatory approval for our product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, the EMA, the PMDA and other comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current Good Manufacturing Process, or cGMP regulations, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying labels for such products may limit the approved use of the drug, which could limit sales.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on manufacturing such products;

•	restrictions on the labeling or marketing of such products;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning or untitled letters;

•	withdrawal of the products from the market;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of such products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.
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
We do not have a full infrastructure for the sales, marketing or distribution of our products should they be approved, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and obtain requisite licenses. To achieve commercial success for any product for which we have obtained marketing approval, we will need a sales and marketing organization.
We plan to commercialize our product candidates in the United States, the European Union, Japan and other major markets. If our product candidates are approved for marketing, we may build a focused sales, distribution and marketing infrastructure to market them. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities, and any failure to obtain and maintain the requisite licenses, could delay any product launch, which would adversely impact the commercialization of our product candidates. For example, if the commercial launch of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses.  This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful or profitable.
If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of our product candidates, we may be forced to delay the potential commercialization of such products or reduce the scope of our sales or marketing activities for our product candidates. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market or generate product revenue. We could enter into arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to one or more of our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. Such laws include:

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
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Although it is too early to determine the full effect of the Affordable Care Act, the law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to our potential drug candidates are the following:

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
We and our CROs will be required to comply with Good laboratory practices or GLPs and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process.

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
Changes in U.S. patent law or the patent law of other countries could diminish the value of patents in general, thereby impairing our ability to protect our products.
The United States has recently enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.
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
Based on common shares outstanding as of December 31, 2016, RSL beneficially owns approximately 75.6% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. We are also subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Additionally, our ability to pay dividends is also currently restricted by the terms of our Loan Agreement with Hercules. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.

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
We have filed registration statements on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plans from time to time. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates. We also filed a “shelf” registration statement on Form S-3 under the Securities Act in December 2016, allowing us, from time to time, to offer up to $750,000,000 of any combination of registered common shares, preferred shares, debt securities and warrants.
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

During the year ended March 31, 2016, we implemented processes and procedures intended to mitigate the identified material weakness. This included the expansion of our staff by hiring a full-time principal financial officer and principal accounting officer. We have also hired additional finance and accounting personnel with appropriate training to build our financial management and reporting infrastructure. We formalized and implemented our accounting policies and internal controls and the related documentation, including for share-based compensation. We believe that, as a result, we had fully remediated the material weakness discussed above as of March 31, 2016. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses. If other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the NYSE, and could adversely affect our reputation, results of operations and financial condition.

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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We may, however, become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such non-Bermudan tax liability could materially adversely affect our results of operations. For example, Axovant Sciences GmbH will be the principal operating company for conducting our business and is the entity that holds our intellectual property rights, including for intepirdine and nelotanserin. The establishment of this Swiss entity as our principal operating company and the transfer of our intellectual property rights to this entity may result in a higher overall effective tax rate.
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
As of December 31, 2016, we have used $134.1 million of the net proceeds from the IPO primarily to fund the nonclinical and clinical development of intepirdine and nelotanserin, to expand our internal research and development capabilities, and for general corporate purposes.
Such uses are consistent with the planned use of proceeds described in our prospectus dated June 10, 2015 filed with the SEC on June 11, 2015 pursuant to Rule 424(b) under the Securities Act.

Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
On February 14, 2017, in connection with the contribution and assignment of all of our intellectual property rights to ASG, we and our wholly-owned subsidiaries, ASI and ASG, entered into an amended and restated services agreement with RSI, effective as of December 13, 2016. As a result of the amended and restated agreement, ASG was added as a recipient of these services from RSI. On February 14, 2017, ASG also entered into a separate services agreement with RSG, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us, including administrative and support services as well as research and development services. In addition, we are obligated to pay to RSI and RSG a pre-determined mark-up on the costs incurred directly by RSI and RSG in connection with any general and administrative and research and development services.

Item 6.               Exhibits.
The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOVANT SCIENCES LTD.

		By:	/s/ Gregory Weinhoff
Date	February 14, 2017		Gregory Weinhoff (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1	Certificate of Incorporation. (1)

3.2	Memorandum of Association. (2)

3.3	Amended and Restated Bye-laws. (3)

4.1	Warrant Agreement, dated February 2, 2017, issued to Hercules Capital, Inc. (4)

10.1	Amended and Restated Services Agreement, dated February 14, 2017, by and among Roivant Sciences, Inc., Axovant Sciences Ltd., Axovant Sciences, Inc. and Axovant Sciences GmbH

10.2	Services Agreement, dated February 14, 2017, by and among Roivant Sciences GmbH and Axovant Sciences GmbH.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

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
(4)    Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37418), filed with the Commission on February 3, 2017.

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