Form 10-K
period 2017-03-31
Axovant Sciences Ltd.
filed 2017-06-13
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2017
 or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37418

Axovant Sciences Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1333697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20-22 Bedford Row London, United Kingdom WC1R 4JS	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +44 203 318 9708

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Shares, $0.00001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant on second fiscal quarter ended September 30, 2016 was approximately $338,100,000 based on the last reported sale price of the common shares on The New York Stock Exchange on September 30, 2016 of $14.00 per share.
 The number of the Registrant’s common shares, $0.00001 par value per share, outstanding on June 9, 2017 was 107,392,826.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2017. With the exception of the portions of the 2017 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.
Portions of the proxy statement are incorporated herein by reference into the following parts of this Annual Report on Form 10-K:
Part III, Item 10. Directors, Executive Officers and Corporate Governance;
Part III, Item 11. Executive Compensation;
Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters;
Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14. Principal Accounting Fees and Services.

AXOVANT SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2017

PART I.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
The forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and timing of our ongoing development programs for intepirdine, nelotanserin, RVT-103 and RVT-104;

•	the success of our interactions with international regulatory authorities;

•	our plans to develop and commercialize intepirdine, nelotanserin, RVT-103 and RVT-104;

•	the anticipated start dates, durations and completion dates of our ongoing and future preclinical studies and clinical trials;

•	the anticipated designs of our future clinical studies;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	our anticipated commercial launch of our key product candidates, intepirdine and nelotanserin;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	continued service of our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our drug candidates;

•	our anticipated future cash position;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies;

•	the success of competing drugs that are or may become available;

•
our stated objective of becoming the leading biopharmaceutical company focused on neurology, with an initial emphasis on the treatment of dementia by addressing multiple forms and aspects of this condition.

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical studies and clinical trials and financial needs. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the U.S. Securities Exchange Commission, or SEC.  These risks are not exhaustive.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Axovant”, the “Company,” “we,” “us,” and “our” refer to Axovant Sciences Ltd. and its subsidiaries.

Item 1.         Business
General
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative medicines to broadly address multiple forms of dementia and related neurological disorders. We are developing a pipeline of late- and early-stage product candidates that focuses on the cognitive, functional and behavioral aspects of debilitating conditions such as Alzheimer's disease and Lewy body dementia and other neurological disorders. Our vision is to become the leading biopharmaceutical company focused on neurology, with an initial emphasis on the treatment of dementia by addressing multiple forms and aspects of this condition. Our near-term focus is to develop our lead product candidate, intepirdine, a selective 5-HT6 receptor antagonist, for the treatment of Alzheimer's disease and dementia with Lewy bodies, or DLB, and to develop our second product candidate, nelotanserin, a highly selective 5-HT2A receptor inverse agonist, for the treatment of visual hallucinations in patients with Lewy body dementia, or LBD, movement disorder symptoms in patients with DLB and REM behavior disorder, or RBD, in patients with LBD. In addition, we are developing two other product candidates- RVT-103, a combination of donepezil and a peripheral muscarinic receptor antagonist, and RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist as potential treatments for patients with Alzheimer's disease or DLB. We intend to evaluate the safety and efficacy of RVT-103 and RVT-104 both alone and in combination with intepirdine.
Our Product Pipeline
The following table summarizes the status of our development programs to which Axovant Sciences GmbH, our wholly-owned subsidiary, holds global commercial rights:

Compound	Clinical Indication	Development Stage
Intepirdine
	Mild-to-moderate Alzheimer's disease	Phase 3 (MINDSET Study)
	Dementia with Lewy bodies (DLB)	Phase 2b (HEADWAY-DLB Study)
	Gait and balance in Alzheimer's disease, DLB and Parkinson's disease dementia	Phase 2
Nelotanserin
	Visual hallucinations in Lewy body dementia (LBD)	Phase 2
	REM behavior disorder in LBD	Phase 2
RVT-103
	Alzheimer's disease and DLB	Proof of Concept Study Completed
RVT-104
	Alzheimer's disease and DLB	Preparation for Proof of Concept Study

Intepirdine
Overview
Our lead product candidate, intepirdine, is currently being developed for the treatment of mild-to-moderate Alzheimer’s disease and DLB. We acquired the worldwide rights to intepirdine from Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited, collectively GSK, under an asset purchase agreement entered into in December 2014, or the GSK Agreement.
Mechanism of Action
Intepirdine is an orally administered potent antagonist of the 5-HT6 receptor. By antagonizing the 5-HT6 receptor, intepirdine promotes the release of key neurotransmitters, including acetylcholine. These neurotransmitters are believed to be critical for alertness, memory, thought and judgment, which are the key components of cognition and function that are impaired in patients with dementia.
We believe that intepirdine's action as a 5-HT6 receptor antagonist supports its use in combination with cholinesterase inhibitors. While cholinesterase inhibitors help prevent the breakdown of acetylcholine, 5-HT6 receptor antagonists promote the release of multiple neurotransmitters, including acetylcholine. Therefore, when used in combination with one another, we believe that 5-HT6 receptor antagonists and cholinesterase inhibitors may increase the concentration of acetylcholine through distinct and complementary mechanisms. 5-HT6 receptors are primarily localized to the central nervous system, or CNS, particularly in regions of the brain that modulate cognition, and may impact cognition and neuronal function in multiple ways. Because 5-HT6 receptor antagonists work primarily within the CNS, we believe they may not significantly increase levels of acetylcholine outside of the CNS, and therefore may not exacerbate the peripheral side effects that are commonly associated with cholinesterase inhibitors. Intepirdine also exhibits activity as an antagonist of the 5-HT2A receptor which may further contribute to the mechanism of action of intepirdine in Alzheimer's disease and DLB.

Intepirdine for the Treatment of Alzheimer’s Disease
Medical Need
Alzheimer’s disease, the most common form of dementia, is a progressive neurodegenerative disorder that results in significant impairments in cognition, function and behavior. According to the Alzheimer’s Association, Alzheimer’s disease affects approximately 5.5 million people in the United States. It is estimated that between 70% and 90% of Alzheimer’s disease patients age 65 and older are classified as having mild-to-moderate Alzheimer’s disease. No new chemical entity has been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of Alzheimer’s disease since 2003.
Clinical Development
We are currently developing intepirdine for use in combination with cholinesterase inhibitors, the current standard of care for Alzheimer's disease. Cholinesterase inhibitors are the only class of drugs approved by the FDA for the treatment of patients with mild Alzheimer's disease. Donepezil, a generic drug also marketed under the trade name Aricept by Eisai Co., Ltd. and Pfizer, Inc., is the most commonly used cholinesterase inhibitor and is the background medication for all patients in our ongoing Phase 3 program in Alzheimer's disease for intepirdine. Based on preclinical and clinical data collected to date, we believe and continue to investigate how intepirdine, when used in combination with donepezil, may work additively or synergistically to increase the concentration of acetylcholine, potentially leading to improved cognition and function in patients with Alzheimer's disease.

We believe intepirdine, if approved, has the potential to be both a first-in-class and a best-in-class 5-HT6 receptor antagonist for the treatment of Alzheimer's disease based on its safety, tolerability and efficacy results for up to 48 weeks, as observed in a 684-subject, randomized, placebo-controlled Phase 2b trial conducted by GSK. We believe this is significant, in part, because currently marketed Alzheimer's disease drugs were approved on efficacy data of 28 weeks or less. Furthermore, we believe intepirdine has a number of potentially favorable characteristics as a product candidate for the treatment of Alzheimer's disease, including once daily dosing, a low potential for drug interactions, and an ability to be administered with or without food.
Prior to our acquisition of intepirdine in December 2014, GSK conducted 13 clinical trials for intepirdine involving over 1,250 individuals treated with intepirdine, which included healthy subjects as well as subjects with mild-to-moderate Alzheimer's disease. Since our acquisition of intepirdine, we have completed eight additional clinical studies and increased the number of individuals treated with the product candidate to more than 1,400. In GSK's Phase 2b clinical trial of 684 subjects with mild-to-moderate Alzheimer's disease, subjects who received 35 mg intepirdine in combination with donepezil achieved a 1.50 point benefit (p-value = 0.013) versus the donepezil-only group at 24 weeks following treatment initiation as measured by the Alzheimer's Disease Assessment Scale-cognitive, or ADAS-cog, subscale (pre-specified co-primary endpoint). Statistically significant improvements in cognition were also observed at 12 and 48 weeks following initiation of treatment, compared to subjects who received donepezil alone. In addition, subjects who received 35 mg intepirdine in combination with donepezil achieved a 2.00 point (p-value = 0.024) benefit versus the donepezil-only group at 24 weeks following initiation of treatment as measured by the Alzheimer's Disease Cooperative Study Activities of Daily Living, or ADCS-ADL scale, a commonly used scale evaluating a subject's ability to perform a list of daily activities. A patient's ADCS-ADL score is evaluated based on information obtained from that patient's caregiver. Statistically significant improvements of activities of daily living were also observed at 12 and 36 weeks following the initiation of treatment, compared to subjects who received donepezil alone. GSK’s other pre-specified co-primary endpoint in the 684-patient Phase 2b clinical trial was Clinical Dementia Rating Sum of Boxes, or CDR-SB, a composite scale with certain components that evaluate cognition and other components that assess function, at 24 weeks following treatment. While the 35 mg intepirdine dose group achieved statistically significant improvement in the CDR-SB at 12 weeks and was numerically superior at 24 weeks and further time points, the benefits at 24 weeks and beyond were not statistically significant compared to the donepezil-only group. We have chosen the ADAS-cog and ADCS-ADL as the co-primary endpoints for our ongoing Phase 3 trial in patients with mild-to-moderate Alzheimer's disease, the MINDSET study, which is being conducted pursuant to our Special Protocol Assessment, or SPA, agreement with the FDA.
Intepirdine was observed to be well-tolerated by subjects in all 21 clinical trials completed to date. In the 684-subject Phase 2b adjunctive therapy study, the proportion of subjects who experienced drug-related adverse events was lower in the group that received 35 mg intepirdine with donepezil than in the group that received placebo with donepezil, at 24 weeks (6% versus 9%) and 48 weeks (7% versus 13%). There were no drug-related serious adverse events in the intepirdine groups at 24 or 48 weeks. One patient in the placebo group experienced aphasia at 24 weeks, which was determined to be a drug-related serious adverse event. Falls were reported by fewer patients in both the 35 mg intepirdine group (2%) and the 15 mg intepirdine group (2%) compared to the placebo group (6%). There were no notable differences between the intepirdine and placebo groups in vital sign changes, electrocardiogram changes or significant changes in laboratory parameters, and there was no evidence of significant liver toxicity.

Intepirdine MINDSET Phase 3 Study
In October 2015, we commenced a global, multi-center, double-blind, placebo-controlled confirmatory Phase 3 clinical study of intepirdine, which we refer to as the MINDSET study, for the treatment of patients with mild-to-moderate Alzheimer’s disease. Patient recruitment for the MINDSET study was completed in January 2017, with a total of 1,315 patients ultimately randomized. The MINDSET study is evaluating the safety, tolerability and efficacy of intepirdine over a 24-week period and compares 35 mg, once-daily oral doses of intepirdine to placebo in patients with mild-to-moderate Alzheimer's disease on a background of stable donepezil therapy. The primary endpoints of the study are changes in scores on the ADAS-cog, and the ADCS-ADL scales, which have been used as endpoints supporting regulatory approval of currently-marketed Alzheimer's disease treatments in the United States and Europe. We have received an SPA from the FDA which states that the design and planned analysis of the MINDSET study adequately address the objectives necessary to support an application for marketing approval. The MINDSET study seeks to confirm the results of the prior 684-subject Phase 2b adjunctive therapy study conducted by GSK. We expect to report topline results of the MINDSET study in late September 2017.

Intepirdine MINDSET Open-Label Extension Study
Subjects completing the MINDSET Phase 3 study are eligible to enter a 12-month open-label extension, or OLE, safety study. In the OLE study, other medications for the treatment of Alzheimer's disease, including memantine and other cholinesterase inhibitors, may be administered in combination with intepirdine. To date, we have observed approximately 95% rollover of eligible, completing patients from the MINDSET study into the OLE study.

Intepirdine for the Treatment of Dementia with Lewy Bodies
Medical Need
In addition to evaluating intepirdine in patients with mild-to-moderate Alzheimer's disease, we are also developing intepirdine to address other forms of dementia, such as DLB. DLB, a subset of LBD, is a progressive neurodegenerative disorder pathologically characterized by the aggregation of alpha-synuclein and other proteins in the brain, known as Lewy bodies, causing disruption in cognition, function and behavior. DLB is the second most prevalent cause of neurodegenerative dementia in elderly patients. We estimate that DLB affects approximately 1.1 million people in the United States. In addition to suffering from deficits and fluctuations in cognition, DLB patients often suffer from visual hallucinations; parkinsonism, a constellation of motor symptoms often found in patients with Parkinson’s disease and related movement disorders, including tremor, bradykinesia, and stiffness; sensitivity to neuroleptic (antipsychotic) medications; and RBD, a condition in which patients physically act out their dreams.
DLB patients are often treated off-label with cholinesterase inhibitors. Cholinergic neurotransmission is thought to be even more dysfunctional in DLB than in Alzheimer’s disease. This suggests that neurotransmitter-targeted therapies that work by increasing the inter-synaptic concentration of acetylcholine, much like intepirdine in Alzheimer’s disease, may also be effective in improving cognition and function in DLB patients. While cholinesterase inhibitors are not approved by the FDA or the European Medicines Agency, or the EMA, for the treatment of DLB, donepezil was approved in September 2014 in Japan for this indication. We believe that the addition of a 5-HT6 receptor antagonist, such as intepirdine, may help improve cognition in DLB patients by promoting the synaptic release of acetylcholine. In addition, intepirdine has antagonist activity against the 5-HT2A receptor, which has been implicated in the pathophysiology of visual hallucinations and other behavioral disturbances affecting patients with DLB. We believe that intepirdine has the potential to be the first drug approved by the FDA and EMA for the treatment of DLB.
Clinical Development
In the first quarter of calendar year 2016, we began a Phase 2b clinical trial of intepirdine, called the HEADWAY-DLB study, in patients with DLB on a background of stable standard of care therapy. In addition to the 35-mg dose of intepirdine that is being studied in the MINDSET study, we are evaluating a 70-mg dose of intepirdine in this trial, a higher dose which we believe could have greater activity against the 5-HT2A receptor to potentially address visual hallucinations and behavioral disturbances in this patient population. This decision was supported by a safety and food-effect study testing the 70-mg dose that we completed in 2015. In September 2016, we received Fast Track designation from the FDA for intepirdine for the treatment of DLB. We completed recruitment for the Phase 2b HEADWAY-DLB study in April 2017 and expect to report results from the HEADWAY-DLB trial in the fourth quarter of calendar year 2017. If the results of the HEADWAY-DLB study are favorable, we believe that it, in combination with data from our studies in Alzheimer’s disease, could serve as the basis for seeking approval of intepirdine for DLB.
Intepirdine for Gait and Balance in Alzheimer's Disease, Dementia with Lewy Bodies and Parkinson's Disease Dementia
Medical Need
In addition to evaluating intepirdine in patients with mild-to-moderate Alzheimer’s disease and DLB, we are also evaluating the effects of intepirdine on gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia. In addition to cognitive deficits, these patients often present with a history of defined gait impairment.
Falls are a significant issue in the elderly, and 35% and 40% of community-dwelling generally healthy adults over age 65 fall each year. Falls can also impose a significant economic burden on the healthcare system in addition to the serious morbidity and mortality with which they are associated. It is estimated that the annual direct medical costs for fall injuries are approximately $31 billion. Patients with dementia are more prone to falls due to impaired cognition and gait.
Clinical Development
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

Nelotanserin
Overview
In October 2015, we acquired from our parent company, Roivant Sciences Ltd., or RSL, the global rights to nelotanserin, a highly selective inverse agonist of the 5-HT2A receptor. Initially, we are investigating and developing nelotanserin to address visual hallucinations in patients with LBD and RBD in patients with LBD. Nelotanserin has been evaluated in eight clinical studies to date with over 800 human subjects exposed to the drug candidate and has been observed to be well tolerated.
Mechanism of Action
Nelotanserin reduces the activity of the 5-HT2A receptor. The 5-HT2A receptor has been linked to neuropsychiatric disturbances including visual hallucinations and sleep disturbances and the antagonism of 5-HT2a receptors has been shown to improve parkinsonism. In in vitro studies, nelotanserin did not antagonize the dopamine D2 receptor. Antagonism of the D2 receptor in LBD patients can lead to severe side effects including increased parkinsonism, worsening of cognition, heavy sedation, and symptoms resembling neuroleptic malignant syndrome which can be fatal.
Nelotanserin for Visual Hallucinations in Lewy Body Dementia
Medical Need
LBD includes two similar conditions, DLB and Parkinson’s disease dementia. There is significant overlap in the pathology and clinical presentation of both conditions; however, the primary difference generally depends on the timing of the onset of cognitive decline relative to the onset of movement-related symptoms. In DLB, the cognitive decline typically occurs before or within one year of the onset of movement disorder symptoms. In Parkinson's disease dementia, movement disorder symptoms typically precede cognitive decline by more than one year. The Lewy Body Dementia Association estimates that there are 1.4 million patients with LBD in the United States.
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
Clinical Development
In January 2016, we initiated a double-blind, randomized, placebo-controlled, cross-over Phase 2 clinical study of nelotanserin in approximately 20 patients with either DLB or Parkinson's disease dementia who had experienced frequent visual hallucinations. In February 2017, we reported preliminary results from a planned interim analysis of the first 11 patients to complete this pilot study. Among these patients, we observed a statistically significant 8.73 point difference in change from baseline at week 4 of a pre-specified primary endpoint of Unified Parkinson’s Disease Rating Scale (UPDRS) Parts II+III (p-value = 0.012) during periods in which patients received nelotanserin, as compared to periods during which those same patients received placebo. On the UPDRS Part II, which measures activities of daily living, there was a 1.11 point difference from placebo (p-value = 0.434). On the UPDRS Part III, which measures motor function, there was a 7.92 point difference from placebo (p-value = 0.005). Safety analysis included measurement of the incidence of adverse events. In the interim analysis, secondary endpoints evaluating visual hallucinations did not demonstrate statistically significant differences for nelotanserin relative to placebo. Based on these preliminary results, we plan to expand patient recruitment beyond the 20 patients already randomized, in order to confirm the treatment benefits observed in the interim results from this ongoing study. We expect to report results from the expanded study in the second half of 2017.
Nelotanserin for Parkinsonism in Dementia with Lewy Bodies
Medical Need
Parkinsonism is a core feature of LBD, which includes patients diagnosed with both Parkinson’s disease dementia and DLB. Treatment with dopaminergic agents (such as L-DOPA and/or dopamine agonists) is common for patients with Parkinson’s disease, but dopaminergic therapy can exacerbate neuropsychiatric symptoms in patients diagnosed with DLB. We believe that there is a need for new therapeutic options for DLB patients that can reduce the burden of motor symptoms without increasing the risk of neuropsychiatric side-effects.
Clinical Development
If we are able to confirm the UPDRS improvements observed in DLB patients in the interim results of our ongoing Phase 2 clinical study of nelotanserin, we intend to discuss with the FDA the use of UPDRS as a potential registrational endpoint for the treatment of parkinsonism in patients with DLB. Depending on the FDA feedback, we would potentially pursue a Phase 3 program with nelotanserin in this indication.

Nelotanserin for REM Behavior Disorder in Lewy Body Dementia
Medical Need
RBD is a common clinical feature of LBD, and is a condition in which patients can physically act out their dreams, impacting their quality of life and endangering themselves and their bed partners. While off-label treatment of RBD with benzodiazepines is common, this class of drugs is associated with concerning side effects in patients with dementia, including sedation, worsening of cognition and increased risk of falls. We believe that there is a need for new therapeutic options that can reduce the frequency of RBD without sedating patients or worsening cognition in patients with dementia.
Clinical Development
In March 2016, we initiated a four-week double-blind, randomized, placebo-controlled Phase 2 study in patients with DLB and Parkinson's disease dementia suffering from RBD. This study will utilize objective measures of efficacy as assessed in a sleep-lab setting. We expect to receive results from this study in the second half of calendar year 2017.
Nelotanserin Lewy Body Dementia Open-Label Extension Safety Study
Subjects completing either of the nelotanserin Phase 2 studies in LBD described above are eligible to enter a six-month OLE safety study. To date, three subjects in the OLE study exhibited elevated liver function test levels that led to discontinuation of the study drug. Two subjects normalized their liver function test levels after they were taken off the study drug, and an independent Data Monitoring Committee (“DMC”) after reviewing their data recommended continuing both of the nelotanserin Phase 2 studies and the OLE safety study with additional monitoring. Follow-up liver function test assessments and DMC review are planned for the third subject.

RVT-103 and RVT-104
Overview
In August 2016, we and Qaam Pharmaceuticals LLC, or Qaam, entered into an exclusive license agreement under which we in-licensed the rights to develop and commercialize RVT-103 and RVT-104, which are product candidates that combine cholinesterase inhibitors with peripherally acting quaternary amine muscarinic receptor antagonists such as glycopyrrolate or trospium. These combinations could provide a means to mitigate the known peripheral side effects of cholinesterase inhibitors and may also allow higher than currently approved doses of cholinesterase inhibitors such as rivastigmine, which may improve treatment of symptoms of neurodegenerative disorders such as Alzheimer’s disease and LBD.
Mechanism of Action of RVT-103 and RVT-104
Cholinesterase inhibitors are dose-limited by their gastrointestinal tolerability profile, which limits patient adoption and compliance. Muscarinic receptor antagonists in combination with cholinesterase inhibitors may reduce the gastrointestinal side effects of cholinesterase inhibitors and may also potentially allow higher than currently approved doses of cholinesterase inhibitors to be used.
RVT-103 is a combination of donepezil with a peripherally acting quaternary amine muscarinic receptor antagonist. Quaternary amine muscarinic receptor antagonists are believed to have minimal-to-no CNS penetration, which is important as it may help limit peripheral cholinergic side effects, while having only a minimal impact on the cholinergic system in the brain, potentially avoiding unwanted falls and confusion.
RVT-104 is the combination of high-dose rivastigmine and a peripherally acting quaternary amine muscarinic receptor antagonist. Rivastigmine has shown greater efficacy at higher-than approved doses that were not well tolerated. Unlike donepezil, which only inhibits the acetylcholinesterase enzyme, rivastigmine also inhibits the butylcholinesterase enzyme, which is also involved in the breakdown of acetylcholine. Thus, there is reason to believe that higher doses of rivastigmine could potentially lead to better efficacy because, in addition to blocking acetylcholinesterase, the activity of butylcholinesterase is also addressed.
RVT-103 and RVT-104 in Alzheimer's Disease and Dementia with Lewy Bodies
Medical Need
Cholinesterase inhibitors are the standard of care in both Alzheimer’s disease and DLB. Despite their widespread use, many patients cannot tolerate the cholinesterase inhibitors because of their cholinergic side effects such as nausea, vomiting and diarrhea. We believe that drugs that can mitigate these cholinergic side effects will allow more patients to receive optimal cholinesterase inhibitor therapy.

Clinical Development
We are initially developing RVT-103, a combination of a peripheral muscarinic receptor antagonist and donepezil, as a potential treatment for patients with Alzheimer's disease, with the ultimate goal of creating a triple combination of intepirdine, a peripheral muscarinic receptor antagonist and donepezil. We conducted a proof-of-concept clinical study designed to characterize the pharmacokinetic profile, safety and tolerability of 5 mg donepezil plus placebo versus 10 mg of donepezil when given concomitantly with one of three different regimens including either glycopyrrolate or trospium. The study measured patient nausea in 48 healthy, elderly subjects using a Visual Analog Scale (VAS) at baseline and once every two hours for eight hours after dosing on Days 1, 3, 7 and 10. On Day 10, the last day of dosing, subjects in the arms receiving 10 mg of donepezil plus either glycopyrrolate or trospium had achieved a 67% to 95% percent reduction in nausea relative to the 5 mg donepezil plus placebo arm, as measured by the peak mean change from baseline on the VAS. Based on these results, we plan to meet with the FDA to discuss additional studies that could support registration of RVT-103.  We also plan to initiate a pilot study in the second half of calendar year 2017 for RVT-104, a proposed combination of a higher than currently approved dose of rivastigmine and a peripheral muscarinic receptor antagonist as a potential treatment for patients with Alzheimer's disease and DLB.

Our Key Agreements
Asset Purchase Agreement with GlaxoSmithKline for Intepirdine
In December 2014, we acquired the worldwide rights to intepirdine from GSK. Under the GSK Agreement, we made an upfront payment of $5.0 million and an additional $5.0 million payment in June 2016. We are also obligated to pay GSK $35.0 million, $25.0 million and $10.0 million upon the receipt of marketing approval of intepirdine in the United States, the European Union and Japan, respectively, as well as an additional one-time payment of $85.0 million for the first calendar year in which we achieve global net sales of $1.2 billion for intepirdine. Under the GSK Agreement, we are also obligated to pay a fixed 12.5% royalty based on net sales of intepirdine, subject to reduction on account of expiration of patent and regulatory exclusivity or upon generic entry.
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
Arena Development Agreement for Nelotanserin
In October 2015, we exercised an option to acquire global rights, title, interest and obligations in and to nelotanserin from our parent company RSL. In May 2015, RSL entered into a development, marketing and supply agreement for nelotanserin with Arena Pharmaceuticals, GmbH, or Arena, and we entered into a Waiver and Option Agreement with RSL. Upon the exercise of our option, we assumed RSL’s rights and obligations under the development, marketing and supply agreement with Arena, or the Arena Development Agreement. Under the Waiver and Option Agreement, we recorded $5.3 million as research and development expense which was 110% of any payments made to Arena by RSL, and any costs incurred by RSL in connection with the development of nelotanserin. We will be responsible for future contingent payments under the Arena Development Agreement, including up to $4.0 million in potential development milestone payments, up to $37.5 million in potential regulatory milestone payments and up to $60.0 million in potential commercial milestone payments. Under the Arena Development Agreement, we are also obligated to purchase all commercial supplies of nelotanserin from Arena for a fixed price equal to 15% of net sales of nelotanserin.
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

Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
In October 2014, we and our wholly-owned subsidiary, Axovant Sciences, Inc., or ASI, entered into a services agreement with Roivant Sciences, Inc., or RSI, a wholly-owned subsidiary of RSL, pursuant to which RSI provides us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions. In February 2017, in connection with the contribution and assignment of all of our intellectual property rights to Axovant Sciences GmbH, or ASG, we amended and restated this services agreement effective as of December 13, 2016, as a result of which ASG was added as a recipient of services from RSI. In addition, ASG also entered into a separate services agreement with Roivant Sciences GmbH, or RSG, a wholly-owned subsidiary of RSL, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us or ASG, including administrative and support services as well as research and development services. In addition, we are obligated to pay to RSI and RSG at a pre-determined mark-up on the costs incurred directly by RSI and RSG in connection with any general and administrative and research and development services provided directly by RSI and RSG.

Our Strategy
Our goal is to become the leading biopharmaceutical company focused on neurology, with an initial emphasis on the treatment of dementia by addressing multiple forms and aspects of this condition.
The key elements of our strategy to achieve this goal include:

•
Rapidly advancing intepirdine for the treatment of mild-to-moderate Alzheimer's disease. In October 2015, we commenced a global, multi-center, double-blind, placebo-controlled confirmatory Phase 3 clinical study of intepirdine, in patients on a background of stable donepezil therapy, called MINDSET, for the treatment of mild-to-moderate Alzheimer’s disease. We expect to report results from the MINDSET study in late September 2017. If the results of the MINDSET study are positive, our plan is to submit a new drug application, or NDA, with the FDA for the regulatory approval and commercialization of intepirdine in the United States, followed by a marketing authorization application, or MAA, with the EMA.

•
Developing intepirdine for the treatment of DLB. In the first quarter of calendar year 2016, we began a Phase 2b clinical trial of intepirdine, called the HEADWAY-DLB study, in patients with DLB on a background of stable standard of care therapy. In addition to the 35 mg dose of intepirdine that is being studied in the MINDSET study, we are evaluating a 70 mg dose of intepirdine in this trial, which we believe could have greater activity against the 5-HT2A receptor, which may help address visual hallucinations and behavioral disturbances in this patient population. We expect to report results from the HEADWAY-DLB study in the fourth quarter of calendar year 2017. If the results of this study are favorable, we believe that those results, in combination with positive MINDSET study results, could serve as the basis to seek regulatory approval of intepirdine for the treatment of DLB.

•
Developing nelotanserin for the treatment of Lewy Body Dementia. In January 2016, we initiated a Phase 2 clinical study of nelotanserin in patients with either DLB or Parkinson’s disease dementia who experience frequent visual hallucinations. In March 2016, we initiated a second Phase 2 study of nelotanserin in patients with either DLB or Parkinson’s disease dementia suffering from RBD. We are also exploring the potential use of nelotanserin to improve parkinsonism in DLB patients.

•
Acquiring or in-licensing late-stage product candidates for the treatment of neurological disorders in a capital-efficient manner. We intend to identify, acquire, develop and commercialize novel product candidates for the treatment of neurological disorders, including dementia. Our targeted approach to acquisition and licensing transactions reflects our goal to be the leading biopharmaceutical company focused on neurology, with an initial emphasis on the treatment of dementia by addressing multiple forms and aspects of this condition. In evaluating product acquisition candidates, we focus on candidates that are in late-stage development that offer improved solutions to patients and leverage our business infrastructure. In addition, our acquisition strategy has been to acquire global rights for these compounds wherever possible.

•
Maximizing the commercial potential of our product candidates. We plan to directly commercialize our product candidates in the United States and the European Union. In other markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates.

Sales and Marketing
We are in the process of building our own marketing, sales and distribution capabilities. In order to commercialize our product candidates, if approved for commercial sale, we must either develop a sales and marketing infrastructure or collaborate with third parties that have sales and marketing experience. We plan to directly commercialize our product candidates in the United States and Europe. In other markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates.
Manufacturing
We are building teams with drug formulation and manufacturing expertise but do not own or operate, facilities for product manufacturing, storage and distribution, or testing. While intepirdine was being developed by GSK, it was also being manufactured by GSK. We expect that the drug substance transferred from GSK under the GSK Agreement will be sufficient for us to complete our ongoing Phase 3 pivotal program, and we have contracted with third parties to fill, finish, supply, store and distribute the drug product for this program. We also will rely on third-party manufacturers to supply us with sufficient quantities of intepirdine to be used, if approved, for the commercialization of intepirdine. If we are unable to initiate or continue our relationship with one or more of these third-party contractors, we could experience delays in our development efforts as we locate and qualify new manufacturers.

Under the Arena Development Agreement, we are obligated to obtain all clinical and commercial supplies of nelotanserin exclusively from Arena, and we are completely dependent upon Arena to manufacture or otherwise procure sufficient quantities of nelotanserin for our planned clinical trials and, if nelotanserin is approved, for commercial sale. We do not have any right, even if Arena fails to satisfy its supply obligations, to manufacture nelotanserin ourselves or to engage a contract manufacturer to make it for us.

Manufacturing of any product candidate is subject to extensive regulations that impose various procedural and documentation requirements, which govern recordkeeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. We expect that all of our contract manufacturing organizations, or CMOs, will manufacture intepirdine and Arena will manufacture or procure nelotanserin and other products under current Good Manufacturing Practice, or cGMP, conditions. cGMP is a regulatory requirement for the production of pharmaceuticals to be used in humans.
Competition
We consider our most direct competitors with respect to intepirdine to be other companies developing 5-HT6 receptor antagonists, including Acorda Therapeutics, Avineuro and Suven Life Sciences. The 5-HT6 receptor antagonists being developed by these companies are all in Phase 2 clinical trials or earlier stages of development for cognitive disorders.
We consider our most direct competitor with respect to nelotanserin to be Acadia Pharmaceuticals, which is developing pimavanserin, a 5-HT2A receptor inverse agonist that received FDA approval in April 2016 for the treatment of hallucinations and delusions associated with Parkinson's disease psychosis. We believe the FDA approval of pimavanserin adds further validation to the therapeutic relevance of 5-HT2A as a potential target for the treatment of visual hallucinations.
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
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for intepirdine, nelotanserin, any of our future product candidates, novel discoveries, product development technologies and other know-how. Our commercial success also depends on our ability to operate without infringing on the proprietary rights of others and our ability to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, copyrights, know-how, continuing technological innovation and potential in-licensing and acquisition opportunities to develop and maintain our proprietary position.
While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the process of obtaining patents or changes to the patent law in the U.S. or elsewhere may provide sufficient basis for a competitor to challenge or avoid infringement of our patents. In addition, patents, if granted, expire and we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our intellectual property.
Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended via a Patent Term Adjustment, or PTA, to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period via a Patent Term Extension, or PTE. However, as to the FDA component, the PTE period can be applied to only one patent, cannot be longer than five years and the total patent term including the PTE period must not exceed 14 years following FDA approval of an NDA. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. The actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. The patent term of a European patent is 20 years from its filing date; however, unlike in the U.S., a European patent is not granted PTA for delays at the European Patent Office. However, the European Union does have a compensation program similar to the U.S.’s PTE called Supplementary Patent Certificate, or SPC, that would effectively extend patent protection for up to five years on one patent and the total patent term including the SPC must not exceed 15 years following the EMA granting of marketing authorization. Other major markets, including Japan, have similar patent term extension provisions and we intend to seek patent term extensions in those countries that have such programs.
As of March 31, 2017, we are the sole owner of six granted U.S. patents, and approximately one hundred patents or pending patent applications in numerous foreign jurisdictions including Japan, China, Germany, France, Italy, the United Kingdom, Spain, Canada, Russia, India, Australia and South Korea relating to intepirdine. Our patents and patent applications cover the intepirdine molecule and analogs thereof as a composition of matter, as well as its use alone or in combination with other pharmaceutical agents. These patents and applications start to expire in 2023. The U.S. composition of matter patent for intepirdine naturally expires in 2024 inclusive of PTA and we expect the term of this patent to be extended up to five years to 2029 with PTE. We also own several pending U.S., corresponding Patent Cooperation Treaty, or PCT, applications and other foreign applications.  These applications, if granted, would extend the patent life for certain uses of intepirdine alone or in combination with other pharmaceutical agents to between 2028 and 2037.

In October 2015, we assumed RSL’s rights and obligations under the development, marketing and supply agreement with Arena, or the Arena Development Agreement for nelotanserin. Pursuant to the Arena Development Agreement, we have the exclusive right to commercialize and distribute nelotanserin worldwide. Arena is prohibited from granting licenses to third parties to develop, commercialize, or distribute nelotanserin. We have the exclusive first rights to bring any action with respect to infringement by any third party of the patents covered under the Development Agreement. The patents include issued U.S. and foreign patents and pending patent applications that cover nelotanserin and analogues thereof as a composition of matter as well as methods of use in major markets, including the United States, Japan, China, Germany, France, Italy, the United Kingdom, Spain, Canada, Russia, India, Australia and South Korea, and have applications pending in a number of other jurisdictions. These patents and applications start to expire in 2024. The U.S. composition of matter patent for nelotanserin naturally expires in 2028 inclusive of PTA and we expect the term of this patent to be extended up to five years with PTE. We also own several pending U.S., corresponding PCT applications and foreign applications directed to uses of nelotanserin alone or in combination with other pharmaceutical agents, which, if granted, would extend the patent life of certain uses of nelotanserin to between 2036 and 2037.
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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have an adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.
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
We cannot market a new drug product candidate in the United States until the drug has received FDA approval. The steps required before a new drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA's Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of an NDA after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA inspection of sites involved in our clinical trials;

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
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, pharmacokinetics, metabolism, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal trials, are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.
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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs and GCPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.
After the FDA evaluates the NDA and the manufacturing facilities and clinical sites, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.
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
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS or surveillance to monitor the effects of an approved product, or restrictions on the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

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
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, certain of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,957 and $21,916 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

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
Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we will continue to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of violating these laws, and the subsequent investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.
If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Healthcare Reform
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
We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which has not yet fully occurred. Further, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the Affordable Care Act. The U.S. Senate could adopt the American Health Care Act as passed by the U.S. House of Representatives or other legislation to amend or replace elements of the Affordable Care Act. Thus, it is uncertain when or if the American Health Care Act will become law. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs.
Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing, which is being phased in over several years beginning in 2015. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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
Research and Development
Our research and development expenses totaled $134.8 million and $76.6 million for the years ended March 31, 2017 and 2016 and $14.3 million for the period from October 31, 2014 (date of inception) to March 31, 2015.
Employees
As of March 31, 2017, we had 69 employees. As described above under "Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH", we rely on the administrative support and research and development services provided by RSI and RSG. Our and ASI's employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.
Corporate Information
We are an exempted limited company incorporated under the laws of Bermuda on October 31, 2014 under the name Roivant Neurosciences Ltd. We changed our name to Axovant Sciences Ltd. in March 2015. We have three wholly-owned subsidiaries. Axovant Holdings Limited, a direct wholly-owned subsidiary of Axovant Sciences Ltd., was incorporated in England and Wales in August 2016; Axovant Sciences, Inc., a direct wholly-owned subsidiary of Axovant Holdings Limited, was incorporated in Delaware in February 2015; and Axovant Sciences GmbH, a direct wholly-owned subsidiary of Axovant Holdings Limited, was organized in Switzerland in August 2016. Our principal office is located at 20-22 Bedford Row, London, United Kingdom WC1R 4JS, and our telephone number is +44 203 318 9708. Our registered office is located in Bermuda at Clarendon House, 2 Church Street, Hamilton HM11, Bermuda, and its telephone number is +1 (441) 824-8100. We also have business operations in Basel, Switzerland and New York, NY.

Available Information
Our website is www.axovant.com. The contents of our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Item 1A.                                                Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this annual report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common shares could decline. This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
Risks Related to Our Business, Financial Position and Capital Requirements
We have a limited operating history and have never generated any product revenues.
We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in October 2014, and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring drug development programs and preparing for and advancing our key product candidates, intepirdine and nelotanserin, into clinical development. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates and other assets for the treatment of various forms of dementia and to obtain the necessary regulatory approvals for their commercialization. We have never been profitable, have no products approved for commercial sale and have not generated any revenue from product sales.
Even if we receive regulatory approval for our product candidates, we do not know when those candidates will generate revenue, if at all. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully complete clinical trials and obtain regulatory approval for the marketing of our product candidates;

•	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;

•	establish effective sales, marketing and distribution systems for our product candidates;

•
add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;

•	initiate and continue relationships with third-party manufacturers and have commercial quantities of our product candidates manufactured at acceptable cost and quality levels;

•	attract and retain an experienced management and advisory team;

•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others; and

•	maintain, expand and protect our intellectual property portfolio.
Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA, EMA, Japan’s Pharmaceutical and Medical Devices Agency, or PMDA, or comparable regulatory authorities in other countries, to perform studies or clinical trials in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with their commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.
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
We expect our research and development expenses to be significant in connection with our ongoing Phase 3 MINDSET study of intepirdine in patients with mild-to-moderate Alzheimer's disease and our HEADWAY-DLB study of intepirdine in patients with DLB, and as we continue to develop our second key product candidate, nelotanserin, for the treatment of multiple aspects of LBD and our other product candidates, RVT-103 and RVT-104, for the potential treatment of Alzheimer's disease and DLB. In addition, if we obtain regulatory approval for intepirdine, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.
We are heavily dependent on the success of intepirdine and nelotanserin, our key product candidates, which are still in clinical development, and if either of these product candidates does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
We currently have no products that are approved for commercial sale and may never be able to develop marketable drug products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to intepirdine and nelotanserin. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates. We cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA, the EMA, the PMDA and other comparable regulatory authorities that each have differing regulations.  We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approvals from the FDA or comparable regulatory authorities in other countries. We have not submitted marketing applications to the FDA or foreign regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining marketing approval is an extensive, lengthy, expensive and inherently uncertain process, and regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:

•	we may not be able to demonstrate that a product candidate is safe and effective as a treatment for our targeted indications to the satisfaction of the applicable regulatory authorities;

•
our NDA or other key regulatory filings may be delayed or rejected due to issues, including those related to the FDA’s Pharmaceutical Quality/CMC guidance, timing of results from supporting studies, database lock, and data conversion, cleaning, and transfer;

•
the regulatory authorities may require additional nonclinical studies or registrational studies of the product candidate in mild-to-moderate Alzheimer’s disease or other indications, which would increase our costs and prolong our development;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required for marketing approval;

•	the regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;

•
the contract research organizations, or CROs, that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that materially adversely impact our clinical trials;

•
the regulatory authorities may not find the data from nonclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of the product candidate outweigh its safety risks;

•	the regulatory authorities may disagree with our interpretation of data from our nonclinical studies and clinical trials or may require that we conduct additional studies;

•	the regulatory authorities may not accept data generated at our clinical trial sites;

•	the FDA may withdraw Fast Track designation of intepirdine if it believes the designation is no longer supported by data from our clinical development programs;

•	the regulatory authorities may require, as a condition of approval, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a risk evaluation and mitigation strategy, or REMS, as a condition of approval;

•
the regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers, including Arena, our sole and exclusive supplier for nelotanserin, or any manufacturer that Arena may engage to manufacture nelotanserin on its behalf; or

•	the regulatory authorities may change their approval policies or adopt new regulations.
The terms of our credit facility place restrictions on our operating and financial flexibility.
In February 2017, we and our subsidiaries entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, for a term loan of $55.0 million, or the Term Loan. We refer to this loan and security agreement, as amended on May 24, 2017, as the Hercules Loan Agreement.
The Hercules Loan Agreement is secured by substantially all of our property and that of our subsidiaries that are parties to the Hercules Loan Agreement, other than intellectual property.
The Hercules Loan Agreement subjects us and our subsidiaries to various affirmative and restrictive covenants, including a minimum cash covenant that applies commencing on July 1, 2017 and ceases to apply if we achieve certain clinical development milestones as set forth in the Hercules Loan Agreement, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.

Additionally, we may be required to repay the entire amount of outstanding indebtedness under the Term Loan in cash if we fail to stay in compliance with our covenants or suffer some other event of default under the Hercules Loan Agreement. Under the Hercules Loan Agreement, an event of default will occur if, among other things: we fail to make payments under the Hercules Loan Agreement; we breach any of our covenants under the Hercules Loan Agreement, subject to specified cure periods with respect to certain breaches; there occurs an event that has a material adverse effect on (i) our business, operations, properties, assets or financial condition, (ii) our ability to perform or satisfy our obligations under the Hercules Loan Agreement as they become due or Hercules’s ability to enforce its rights or remedies with respect to our obligations under the Hercules Loan Agreement, or (iii) the collateral or liens securing our obligations under the Hercules Loan Agreement; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Hercules to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the Term Loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. These expenditures will include costs to GSK under the GSK Agreement, and costs to Arena under the Arena Development Agreement. Under the terms of these agreements, we are obligated to make significant cash payments upon the achievement of specified development, regulatory and sales performance milestones, as well as payments in connection with the sale of resulting products, and in the case of the Arena Development Agreement, in connection with the manufacture and supply of nelotanserin for clinical or commercial purposes.
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
If the MINDSET study is successful, our expenditures will increase significantly and we believe that our existing cash resources will be sufficient to enable us to file our NDA for intepirdine for the treatment of mild-to-moderate Alzheimer’s disease and to fund our operating expenses and capital expenditure requirement into the first quarter of calendar 2018. In the event the MINDSET study fails, we believe our existing cash resources, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of calendar 2018. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the progress, timing, costs and results of our clinical trials of our product candidates;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, or the PMDA, and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates or any future product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale manufacturing activities;

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products on our own; and

•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.
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
In December 2014, we acquired the rights to intepirdine under the GSK Agreement; in October 2015, we acquired the rights to nelotanserin and assumed the obligations under the Arena Development Agreement; and in August 2016, we entered into a license agreement with Qaam for RVT-103 and RVT-104. Under these agreements, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and payments based on product sales, as well as other material obligations. If these payments become due under the terms of the agreements, we may not have sufficient funds available to meet our obligations and in which case our development efforts would be substantially harmed. Further, failure to make these payments or to meet our other material obligations may result in our counterparties pursuing remedies under those agreements that could adversely affect our operations.
Raising additional funds by issuing securities may cause dilution to existing shareholders, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
We expect that significant additional capital will be needed in the future to continue our planned operations.  Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Additional debt financing or preferred equity financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. Any additional debt financing we enter into may involve covenants that further restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our shares or make investments. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.
We currently have a limited number of employees who are employed by our wholly-owned subsidiary, ASI, and we rely on RSI and RSG to provide various administrative, research and development and other services.
As of March 31, 2017, we had 69 employees. We also rely in part on the administrative support and research and development services provided by our affiliates, RSI and RSG, wholly-owned subsidiaries of RSL, pursuant to our services agreements with RSI and RSG. Personnel and support staff that provide services to us under these services agreements are not required to, and we do not expect that they will, have as their primary responsibility the management and administration of our business or act exclusively for us. Under these services agreements, RSI and RSG have the discretion to determine which of their employees will perform services for us. Further, Lawrence T. Friedhoff, M.D., Ph.D., our Chief Development Officer, and Michael Adasczik, our Principal Accounting Officer, are employees of RSI, and Marianne L. Romeo, our Head of Risk Management, is an employee of RSL. As a result, these officers are unlikely to allocate all of their time and resources to us.
RSI and RSG have limited financing and accounting and other resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the services agreements or to effectively manage our administrative, research and development or other services, it could be difficult for us to operate our business and our business could be harmed.  In the event of a default under or termination of the services agreements, we may be unable to contract with substitute service providers on similar terms in a timely fashion or at all, and the costs of substituting service providers may be substantial. In addition, in light of RSI’s and RSG’s familiarity with our assets, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing knowledge or synergies. Any termination of our relationship with RSI or RSG, and any delay in appointing or finding a suitable replacement provider, if one exists, could make it difficult for us to operate our business.

We may not be able to manage our business effectively if we or RSI or RSG are unable to attract and retain key personnel.
We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the skills and leadership of our management team, as well as the key employees of RSI and RSG that provide services to us through our services agreements. Our senior management and key employees, as well as those of RSI and RSG, may terminate their position with us or their employment with RSI or RSG, respectively, at any time. Further, neither RSI nor RSG is required pursuant to the services agreements to maintain the employment of any of its key employees on our behalf or to cause those individuals to provide services to us. If we lose one or more members of our senior management team or key employees, or if RSI or RSG loses one or more members of their senior management teams or key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing these individuals may be difficult, cause disruption, and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any of our executives or other employees.
We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
We expect to hire, either directly or through ASI or ASG, additional employees for our managerial, clinical, scientific and engineering, operational, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors.  Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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

Our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors, or those of our affiliates, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.
We are exposed to the risk that our employees and contractors, including principal investigators, consultants, commercial collaborators, manufacturers, service providers and other vendors, or those of our affiliates, may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations, including those of the FDA and other similar regulatory bodies that require the reporting of true, complete and accurate information; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors, or those of our affiliates, are found to be in violation of any such regulatory standards or requirements, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
We may not be successful in our efforts to identify and acquire additional product candidates.
Part of our strategy involves identifying and acquiring novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

•	the process by which we identify and decide to acquire product candidates may not be successful;

•
potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance; or

•	potential product candidates may not be effective in treating their targeted diseases.
We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. Further, time and resources spent searching for, identifying, acquiring, and developing potential product candidates may distract management’s attention from our primary business or other development programs. If we are unable to identify and acquire suitable product candidates for clinical development, this would adversely impact our business strategy and our financial position and share price.
International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business in various jurisdictions globally.
Our business strategy incorporates international expansion, including establishing and maintaining operations and certain key functions in various jurisdictions around the world and establishing and maintaining relationships with distributors and manufacturers globally. Doing business internationally involves a number of risks, including:

•
multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;

•	difficulties in managing foreign operations;

•	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	reduced protection for intellectual property rights;

•	reduced protection of contractual rights in the event of bankruptcy or insolvency of the other contracting party;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•
failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, including by failing to maintain accurate information and control over sales and distributors’ activities.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, negatively impact our financial condition, results of operations and cash flows.
Our business and operations would suffer in the event of system failures.
Our computer systems, including those of ASI, ASG, RSI, RSG and our CROs and other contractors, consultants, and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures.  If such an event were to occur and cause interruptions in our operations, it could result in a material disruption, including to our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.
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
Our product candidates are still in development and will require extensive clinical testing before we are prepared to submit an application for marketing approval to regulatory authorities. We cannot predict with any certainty if or when we might submit any such application for regulatory approval for our product candidates or whether any such application will be approved by the applicable regulatory authority in our target markets. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, regulatory authorities may not agree with our proposed endpoints for any clinical trials of our product candidates, which may delay the commencement of our clinical trials.  The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and the results of smaller preclinical or early clinical trials therefore may not be predictive of the results of large scale or later-stage clinical programs. Likewise, there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results. A number of companies in the biopharmaceutical industry, and especially in the neurology field, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.
The commencement and completion of clinical trials may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a trial;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites;

•	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;

•	changes in or modifications to clinical trial design;

•	failure to manufacture or obtain supply of sufficient quantities of a drug candidate or placebo or failure to obtain sufficient quantities of concomitant medication for use in clinical trials;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical and other applicable protocols;

•	failure to establish sufficient number of clinical trial sites; or

•	clinical sites or others deviating from trial protocol, inappropriately unblinding results, or dropping out of a trial.
Further, by way of example, we, the FDA or an institutional review board, or IRB, at a clinical trial site may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate revenues may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a drop in our share price, slow down the approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations.

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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the effectiveness of our patient recruitment efforts, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, any negative results we may report in clinical trials of any of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of those product candidates. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
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
Drug development is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists in the neurology field, particularly for the treatment of Alzheimer’s disease and other dementias, there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these diseases. Further, it is likely that additional drugs will become available in the future for the treatment of our target indications.
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
We will face competition from other drugs or from other non-drug products currently approved or that will be approved in the future in the neurology field, including for the treatment of Alzheimer’s disease and other dementias such as LBD. Therefore, our ability to compete successfully will depend largely on our ability to:

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

We expect to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information for our product candidates to regulatory authorities for each therapeutic indication to establish safety and efficacy of the product candidate for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidates and generate product revenues.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, the EMA, the PMDA and other comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying labels for such products may limit the approved use of the drug, which could limit sales.
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
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates, even if approved.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. Such laws include:

•
the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•
the federal false claims laws, including the civil False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making, or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters.  Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on health plans, health care clearing houses, and most providers and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (covered manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even the mere issuance of a subpoena or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our share price, and other harm to our business, financial condition and results of operations.
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

We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which has not yet fully occurred. For example, in January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Further, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the Affordable Care Act. The U.S. Senate could adopt the American Health Care Act as passed by the U.S. House of Representatives or other legislation to amend or replace elements of the Affordable Care Act. Thus, it is uncertain when or if the American Health Care Act will become law. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included further reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs and reform government program reimbursement methodologies for drugs.
Moreover, the Drug Supply Chain Security Act, which was enacted in 2012 as part of the Food and Drug Administration Safety and Innovation Act, imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell our products profitably, if approved.
Market acceptance and sales of any approved product candidates that we develop, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop through approval will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, on what tier of its formulary the drug will be placed, and whether to require step therapy. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.
The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Even if we do obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, products. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. We may also be required to conduct expensive pharmacoeconomic studies to justify the coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage or reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.
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
We are building teams with drug formulation and manufacturing expertise but do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. In addition to the technical challenges of drug product formulation and scale-up and environmental compliance aspects of chemical manufacturing, our vendors of manufacturing services will need to comply with U.S. and foreign regulatory authority licensure and GMP quality requirements. These obligations are enforced by periodic inspection and audit by regulatory authorities, and any adverse findings or violations discovered on such inspections could distract our vendors and be costly and time consuming to remediate, potentially impacting their supply of clinical and future commercial products to us.
While intepirdine was being developed by GSK, it was also being manufactured by GSK. We expect that the drug substance transferred from GSK under the GSK Agreement will be sufficient for us to complete our planned Phase 3 pivotal program (MINDSET), and we have contracted with third parties to fill, finish, supply, store and distribute intepirdine for this program. We also will rely on third-party manufacturers to supply us with sufficient quantities of intepirdine to be used, if approved, for the commercialization of intepirdine.

Under the Arena Development Agreement, subject to specified exceptions, Arena remains the sole and exclusive manufacturer of nelotanserin, and we will depend on Arena to manufacture sufficient quantities of nelotanserin for our planned clinical trials and, if nelotanserin is approved, for commercial sale. Arena is reliant on its own third-party supplier for the active pharmaceutical ingredient in nelotanserin, and Arena currently does not have an agreement in place for the supply of active pharmaceutical ingredient and Arena is in the process of contracting with a new supplier. If we are unable to continue our relationship with Arena or they are unable to initiate a relationship with these other third-party contractors, or if Arena is unable to manufacture or otherwise supply nelotanserin to us, whether as a result of its own inability to obtain active pharmaceutical ingredient or otherwise, we could experience delays in our development efforts.
Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	failure to satisfy their contractual duties or obligations;

•	inability to meet our product specifications and quality requirements consistently;

•	delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	failure to comply with applicable laws, regulations, and standards, including cGMP and similar foreign standards;

•	deficient or improper record-keeping;

•	contractual restrictions on our ability to engage additional or alternative manufacturers;

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our product candidates or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;

•	lack of access or licenses to proprietary manufacturing methods used by third-party manufacturers to make our product candidates;

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
Any of these events could lead to clinical trial delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize our products, as well as potential product liability litigation, product recalls or product withdrawals. Some of these events could be the basis for FDA action, including injunction, recall, seizure, or total or partial suspension of production.
We intend to rely on third parties to conduct, supervise and monitor our nonclinical studies and our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
We intend to rely on CROs and nonclinical and clinical trial sites to ensure the proper and timely conduct of our nonclinical studies and our clinical trials, and we expect to have limited influence over their actual performance.
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

We and our CROs will be required to comply with GLPs and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies.
Our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret and intellectual property protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our (or their own) clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop could be harmed, our costs could increase, and our ability to generate revenues could be delayed.
If our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms or in a timely manner. Switching or adding additional CROs involves substantial cost and requires management time and focus.  In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

Risks Related to Our Intellectual Property
If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
We rely upon a combination of patents, trademarks, copyrights, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our drug development programs and product candidates. However, our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries for our product candidates and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current product candidates or any future product candidate in the United States or in other foreign countries. We may also inadvertently make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents which may result in such patents being narrowed, invalidated, or held unenforceable.

The patent rights that we own or have licensed relating to our product candidates may be limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold. For some of our product candidates, the principal patent protection that covers or that we expect will cover, our product candidate is a method of use patent. This type of patent only protects the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of the patented method, or for which there is a substantial use in commerce outside the patented method.
There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future drugs. Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any such outcome could have a materially adverse effect on our business.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions in which the first inventor to file a patent application will be entitled to the patent, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.
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
If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term and obtaining data exclusivity for our drug candidates, our business may be materially harmed.

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, drug candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting our drug candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.

Depending upon the timing, duration and specifics of FDA marketing approval of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is limited to only one patent that covers the approved product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.

If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.

The validity, scope and enforceability of any patents listed in the Orange Book that cover our product candidates can be challenged by third parties.

If one of our product candidates is approved by the FDA, one or more third parties may challenge the current patents, or patents that may issue in the future, within our portfolio, including those covering intepirdine or nelotanserin, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug containing intepirdine, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval.

Moreover, a third party may challenge the current patents, or patents that may issue in the future, within our portfolio, including those covering our product candidates, including intepirdine or nelotanserin, which could result in the invalidation of some or all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products. If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products, we will not be entitled to the 30-month stay of FDA approval upon the filing of an ANDA for a generic drug containing, for example, intepirdine, and relies in whole or in part on studies conducted by or for us.

Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our drug candidates.

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
We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
A third party may hold intellectual property, including patent rights that are important or necessary to the development of our drug candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our drug candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

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
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.  In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure.  We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all.  In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.  Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
We cannot provide any assurances that third-party patents do not exist which might be enforced against our drugs or product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.
We are aware of a third-party patent, as well as third-party patent applications, directed to administering a combination of cholinesterase inhibitor with a peripheral muscarinic receptor antagonist that could adversely affect the potential commercialization of RVT-104. While we do not believe that any such claims that would cover the potential commercialization of RVT-104 are valid or enforceable, we may be incorrect in this belief.
If we breach any of our license or collaboration agreements, it could compromise our development and commercialization efforts for our product candidates.
We have licensed rights to intellectual property from third parties in order to commercialize our product candidates, and, in the case of nelotanserin, have an exclusive supply agreement with Arena. If we materially breach or fail to perform any provision under these license and collaboration agreements, including failure to make payments to a licensor or collaborator when due for royalties and failure to use commercially reasonable efforts to develop and commercialize our product candidates, such as nelotanserin, such licensors and collaborators have the right to terminate our agreement, and upon the effective date of such termination, our right to practice the licensed patent rights and other intellectual property would end. Any uncured, material breach under the agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under the agreements.

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.
Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights.  To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, lack of written description or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.
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
The United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.

We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
Filing, prosecuting and defending patents covering our product candidates throughout the world would be prohibitively expensive and our intellectual property rights outside of the United States can be less extensive than those in the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.
Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Our reliance on third parties requires us to share our trade secrets and other proprietary information, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
Because we expect to rely on third parties to manufacture our product candidates, and we expect to collaborate with third parties on the development of our product candidates, we must, at times, share trade secrets and other proprietary information with them. We also conduct joint research and development programs that may require us to share trade secrets and other proprietary information under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such proprietary information becomes known by our competitors, is inadvertently incorporated into the technology of others, or is disclosed or used in violation of these agreements. Adequate remedies may not exist in the event of unauthorized use or disclosure. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Policing unauthorized use of our or our licensors' intellectual property is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use. Despite our efforts to protect our confidential information, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor's discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.
We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to ensure that our employees and our licensors’ employees and our consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets, or other confidential information of our employees’, consultants’ or independent contractors’ former employers, clients, or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.
In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we or our licensors fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we and our licensors are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, or in-license needed technology or other drug candidates. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of our common shares to decline.  Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our drug candidates, if approved.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for our drug candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Any trademarks we have obtained or may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our drug candidates that are approved for marketing from the products of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make formulations or compositions that are the same as or similar to our product candidates, but that are not covered by the claims of the patents that we own;

•	others may be able to make product that is similar to product candidates we intend to commercialize that is not covered by the patents that we exclusively licensed and have the right to enforce;

•	we, our licensor or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;

•	we or our licensor might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that our pending patent applications will not lead to issued patents;

•	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

•
our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

•	we may not develop additional proprietary technologies that are patentable.

Risks Related to Our Common Shares
An active trading market for our common shares may not be sustained.
Although our common shares are listed on the NYSE, we cannot assure you that an active trading market for our common shares will continue to develop or be sustained. In addition, as a result of RSL owning approximately 70.1% of our common shares, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
The market price of our common shares has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in the commencement, enrollment and ultimate completion of our clinical trials;

•	results of clinical trials of our product candidates or those of our competitors;

•
any delay in filing applications for marketing approval of intepirdine or nelotanserin, and any adverse development or perceived adverse development with respect to applicable regulatory authorities’ review of those applications;

•	failure to successfully develop and commercialize intepirdine or nelotanserin or any other of our current or future product candidate;

•	inability to obtain additional funding;

•	regulatory or legal developments in the United States and other countries applicable to our product candidates;

•	adverse regulatory decisions or statements;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for our current product candidates or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•
significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	short sales of our common shares;

•	sales of our common shares by us or our shareholders in the future;

•	negative coverage in the media or analyst reports, whether accurate or not;

•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;

•	trading volume of our common shares;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
Based on common shares outstanding as of March 31, 2017, RSL beneficially owns approximately 75.6% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.

Our organizational and ownership structure may create significant conflicts of interests.

Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and minority holders of our common shares, on the one hand, and RSL and its shareholders, on the other hand. Certain of our directors and employees have equity interests in RSL and, accordingly, their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other shareholders. Further, our other shareholders may not have visibility into the RSL ownership of any of our directors or officers, which may change at any time through acquisition, disposition, dilution, or otherwise. Any change in our directors’ or officers’ RSL ownership could impact the interests of those holders.
In addition, we are party to certain related party agreements with RSL, RSI and RSG. These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the minority holders of our common shares. For example, we are party to an information sharing and cooperation agreement with RSL pursuant to which RSL has granted us a right of first review on any potential dementia-related product or investment opportunity that RSL may consider pursuing. It is possible that we could fail to pursue a product candidate under this agreement and that product candidate is then successfully developed and commercialized by RSL or one of its other subsidiaries or affiliates. Any material transaction between us and RSL, RSI or RSG is subject to our related party transaction policy, which requires prior approval of such transaction by our Audit Committee. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us, all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

If securities or industry analysts cease to publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our common shares or change their opinion of our common shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Because we do not anticipate paying any cash dividends on our common shares in the foreseeable future, capital appreciation, if any, would be your sole source of gain.
We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. We are also subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Additionally, our ability to pay dividends is currently restricted by the terms of the Hercules Loan Agreement. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.

Future sales of our common shares, or the perception that such sales may occur, could depress our share price, even if our business is doing well.
Sales of a substantial number of our common shares in the public market, or the perception by investors that our shareholders intend to sell substantial amounts of our common shares in the public market, could depress the market price of our common shares, even if our business is doing well. Such a decrease in our share price could in turn impair our ability to raise capital through the sale of additional equity securities.
All of the shares sold in our IPO and our recent follow-on offering, as well as shares issued upon the exercise of options granted to persons other than our officers and directors, are freely transferable without restrictions or further registration under the Securities Act. 75,000,000 of our outstanding common shares, representing a majority of our common shares, are held by RSL.  If RSL or any of our executive officers or directors were to sell our common shares, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common shares, it could negatively affect our share price. Prior to RSL’s corporate reorganization and recapitalization in December 2015, any decision by RSL to sell or otherwise dispose of our shares required the unanimous agreement of all of the directors of RSL, including Vivek Ramaswamy, our director and former principal executive officer. Subsequent to RSL’s corporate reorganization and recapitalization in December 2015, any such decision no longer requires a unanimous vote of RSL’s directors, meaning that all or a portion of the shares of our common stock held by RSL may be sold without Vivek Ramaswamy’s consent. However, any such sales must still be made in compliance with the Securities Act and the rules and regulations thereunder, which could limit the number of our shares that RSL could sell in any 90-day period.
We have filed registration statements on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plans from time to time. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates. We also filed a “shelf” registration statement on Form S-3 under the Securities Act in December 2016, allowing us, from time to time, to offer up to $750 million of any combination of registered common shares, preferred shares, debt securities and warrants. In April 2017, we offered and sold approximately $134.2 million of our common shares, net of underwriting discounts and commissions and estimated offering expenses, pursuant to this registration statement.
We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has been and will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, changing rules and regulations may increase our legal and financial compliance costs and make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our Board of Directors or members of senior management.

If we are unable to maintain proper and effective internal controls over financial reporting, investor confidence in our company and, as a result, the value of our common shares, may be adversely affected.
Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting as of March 31, 2017. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be a “large accelerated filer,” as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act.

If material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common shares to decline.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.
We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) March 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the date on which we are deemed to be a "large accelerated filer," which means the market value of our common shares that are held by non-affiliates exceeds $700.0 million as of the prior September 30, the end of our second fiscal quarter, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the Bermuda Monetary Authority must approve all issues and transfers of shares of a Bermuda exempted company. However, the Bermuda Monetary Authority has, pursuant to its statement of June 1, 2005, given its general permission under the Exchange Control Act 1972 and related regulations for the issue and free transfer of our common shares to and among persons who are non-residents of Bermuda for exchange control purposes as long as the shares are listed on an appointed stock exchange, which includes the NYSE. This general permission would cease to apply if we were to cease to be listed on the NYSE or any other appointed stock exchange.
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
Under our amended and restated bye-laws, in the event that any U.S. person holds, directly, indirectly or constructively, 9.5% or more of the total voting power of our issued share capital, excluding any U.S. person that held, directly, indirectly or constructively, 9.5% or more of the total voting power of issued share capital immediately prior to the closing of our IPO, the aggregate votes conferred by the common shares held by such person (or by any person through which such U.S. person indirectly or constructively holds shares) will be reduced by our Board of Directors to the extent necessary such that the common shares held, directly, indirectly or constructively, by such U.S. person will constitute less than 9.5% of the voting power of all issued and outstanding shares. RSL, certain of its affiliates, and Vivek Ramaswamy, our founder and former principal executive officer, will not be subject to these provisions. Further, our Board of Directors may determine that shares shall carry different or no voting rights as it reasonably determines, based on the advice of counsel, to be appropriate to (1) avoid the existence of any U.S. person who holds 9.5% or more of the total voting power of our issued share capital or (2) avoid adverse tax, legal or regulatory consequences to us, any subsidiary of ours or any holder of our common shares or its affiliates.
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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the United Kingdom, and under current United Kingdom legislation, a company which is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could materially adversely affect our results of operations. For example, Axovant Sciences GmbH is our principal operating company for conducting our business and is the entity that holds our intellectual property rights, including for intepirdine and nelotanserin. The establishment of this Swiss entity as our principal operating company and the transfer of our intellectual property rights to this entity may result in a higher overall effective tax rate.
The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
RSL, our principal shareholder, is based in Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions in part through intercompany service agreements between us, our parent company and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Changes in our effective tax rate may reduce our net income in future periods.
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom), the United States, Bermuda and other jurisdictions as well as being affected by certain changes currently proposed by the Organisation for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting.  Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of our operations and our financial condition.
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
Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (assuming we are not a “controlled foreign corporation,” or a CFC, under Section 957(a) of the Internal Revenue Code of 1986, as amended, or the Code, for the year being tested which may be determined in large part by reference to the market value of our common shares, which may be volatile) from time to time. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and subsequent financings in our business.  We believe that we were not a CFC prior to our IPO and were not a CFC at any point after our IPO in the taxable years that ended on March 31, 2016 and March 31, 2017. Based on this belief, with respect to the taxable year that ended on March 31, 2017 and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years.

Item 1B.                                                Unresolved Staff Comments
None.

Item 2.                                                Properties
Our principal offices are located at 20-22 Bedford Row, London, United Kingdom WC1R 4JS and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also have business operations in Basel, Switzerland and in New York, NY. In June 2017, we entered into a license agreement for office space in New York, NY. This agreement expires in January 2019.
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

Item 4.         Mine Safety Disclosures
Not applicable.

PART II.

Item 5.                                     Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Shares
Our common shares began trading on the NYSE under the symbol “AXON” on June 11, 2015. Prior to that date, there was no public market for our common shares.
The following table reflects the range of the high and low sale price per common share, as reported on the NYSE for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Share Price
	High	Low
Year Ended March 31, 2017
First Quarter	$15.70	$10.69
Second Quarter	$17.66	$11.94
Third Quarter	$14.79	$11.01
Fourth Quarter	$15.80	$11.01

Year Ended March 31, 2016
First Quarter(1)	$31.17	$18.18
Second Quarter	$22.88	$9.99
Third Quarter	$21.30	$11.01
Fourth Quarter	$18.33	$8.86

(1) Our common shares commenced trading on the NYSE on June 11, 2015.
Shareholders
American Stock Transfer & Trust Company is the transfer agent and registrar for our common shares. As of June 9, 2017, we had three holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy
We have never declared or paid cash dividends on our common shares. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors. Additionally, our ability to pay dividends is currently restricted by the terms of the Hercules Loan Agreement.

Share Price Performance Graph
The following graph illustrates a comparison of the total cumulative shareholder return for our common shares since market close on June 11, 2015, the date our common shares began trading on the NYSE, with the cumulative total returns of the S&P 500 Index and the Dow Jones US Pharmaceuticals & Biotechnology Index.
The graph assumes an initial investment of $100 at the closing price on June 11, 2015 in our common shares and in each of the indexes with relative performance tracked through March 31, 2017, assuming reinvestment of the full amount of all dividends, if any.
Historical shareholder return is not necessarily indicative of the performance to be expected for any future periods.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer
None.
Use of Proceeds from Initial Public Offering
On June 16, 2015, we closed our initial public offering, or IPO, in which we issued and sold 24,150,000 common shares at a public offering price of $15.00 per share (including 3,150,000 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares), for net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us.
All of the common shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-204073), which was declared effective by the SEC on June 10, 2015.  Jefferies LLC, Evercore Group L.L.C., RBC Capital Markets LLC, JMP Securities LLC and Robert W. Baird & Co. acted as underwriters.
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any of our other affiliates.

As of March 31, 2017, we have used approximately $175.4 million of the net proceeds from the IPO, primarily to fund the preclinical and clinical development of intepirdine and nelotanserin, to expand our internal research and development capabilities, and for general corporate purposes.
Such uses are consistent with the planned use of proceeds described in our prospectus dated June 10, 2015, filed with the SEC on June 11, 2015 pursuant to Rule 424(b) under the Securities Act.

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

	Year Ended		Period From October 31, 2014 (Date Of Inception) To March 31, 2015
	2017	2016
Statements of Operations Data	(In thousands, except share and per share data)
Operating expenses:
Research and development expenses
(includes $19,186, $30,622 and $3,178 of share-based compensation expense for the years ended March 31, 2017 and 2016 and the period from October 31, 2014 (Date of inception) to March 31, 2015, respectively)	$134,778	$76,644	$14,324
General and administrative expenses
(includes $17,184, $41,764 and $5,118 of share-based compensation expense for the years ended March 31, 2017 and 2016 and the period from October 31, 2014 (Date of inception) to March 31, 2015, respectively)	45,721	56,518	6,722
Total operating expenses	180,499	133,162	21,046
Interest expense	1,143	—	—
Other expense	369	—	—
Loss before provision for income tax	(182,011)	(133,162)	(21,046)
Income tax (benefit) expense	(1,060)	(17)	1
Net loss	$(180,951)	$(133,145)	$(21,047)
Net loss per common share — basic and diluted	$(1.82)	$(1.41)	$(1.32)
Weighted average common shares outstanding — basic and diluted	99,158,699	94,465,164	15,986,842

	As of March 31,
	2017	2016
Balance Sheet Data	(In thousands)
Cash	$212,573	$276,251
Working capital	173,422	266,331
Total assets	222,539	282,498
Long-term liabilities	51,436	—
Accumulated deficit	(335,143)	(154,192)
Total shareholders’ equity	124,837	266,743

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

Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative medicines to broadly address multiple forms of dementia and related neurological disorders. We are developing a pipeline of late- and early-stage product candidates that focuses on the cognitive, functional and behavioral aspects of debilitating conditions such as Alzheimer's disease and Lewy body dementia and other neurological disorders. Our vision is to become the leading biopharmaceutical company focused on neurology, with an initial emphasis on the treatment of dementia by addressing multiple forms and aspects of this condition.
Our near-term focus is to develop our lead product candidate, intepirdine, previously referred to as RVT-101, a selective 5-HT6 receptor antagonist, for the treatment of Alzheimer's disease and dementia with Lewy bodies, or DLB, and to develop nelotanserin, our second product candidate, a highly selective 5-HT2A receptor inverse agonist, for the treatment of visual hallucinations in patients with Lewy body dementia, or LBD, movement disorder symptoms in patients with DLB and REM behavior disorder, or RBD, in patients with LBD. In addition, we are developing two other product candidates: RVT-103, a combination of donepezil and a peripheral muscarinic receptor antagonist, and RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, as potential treatments for patients with Alzheimer's disease or DLB. We intend to evaluate the safety and efficacy of RVT-103 and RVT-104 both alone and in combination with intepirdine.
We have determined that we have one operating and reporting segment.
We were founded in October 2014 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring our product candidates and preparing for and advancing our lead product candidates, intepirdine and nelotanserin, into clinical development. In June 2015, we completed our IPO, from which we raised net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In February 2017, we and our subsidiaries entered into a loan and security agreement with Hercules, from which we raised net proceeds of $53.5 million. In April 2017, we completed a follow-on public offering of our common shares, from which we raised net proceeds of approximately $134.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
We intend to use these proceeds to fund our planned clinical development programs. To date, we have not generated any revenue and we recorded net losses of $181.0 million, $133.1 million and $21.0 million for the years ended March 31, 2017 and 2016 and for the period from October 31, 2014 (date of inception) through March 31, 2015, respectively.
Our products in development, their stage of development, their mechanism of action and the indications for which they are intended to address are described in more detail in the section titled “Business” in Part I, Item 1. of this Annual Report on Form 10-K.

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

Arena Development Agreement for Nelotanserin
In October 2015, we exercised an option to acquire global rights, title, interest and obligations in and to nelotanserin from our parent company, RSL. In May 2015, RSL entered into a development, marketing and supply agreement for nelotanserin with Arena Pharmaceuticals GmbH, or Arena, and we entered into a Waiver and Option Agreement with RSL. Upon the exercise of our option, we assumed RSL’s rights and obligations under the development, marketing and supply agreement with Arena, or the Arena Development Agreement. Under the Waiver and Option Agreement, we recorded $5.3 million as research and development expense, which was 110% of the payments made to Arena by RSL and the costs incurred by RSL in connection with the development of nelotanserin. We will be responsible for future contingent payments under the Arena Development Agreement, including up to $4.0 million in potential development milestone payments, up to $37.5 million in potential regulatory milestone payments and up to $60.0 million in potential commercial milestone payments. Under the Arena Development Agreement, we are also obligated to purchase all finished drug product from Arena for a fixed price equal to 15% of net sales of nelotanserin.
Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
In October 2014, we and our wholly-owned subsidiary, ASI, entered into a services agreement with RSI, a wholly-owned subsidiary of RSL, or the services agreement, pursuant to which RSI provides us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions. In February 2017, in connection with the contribution and assignment of all of our intellectual property rights to ASG, we amended and restated this services agreement effective as of December 13, 2016, as a result of which ASG was added as a recipient of services from RSI. In addition, ASG also entered into a separate services agreement with RSG, a wholly-owned subsidiary of RSL, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us or ASG, including administrative and support services as well as research and development services. In addition, we are obligated to pay to RSI and RSG at a pre-determined mark-up on the costs incurred directly by RSI and RSG in connection with any general and administrative and research and development services provided directly by RSI and RSG.
For the years ended March 31, 2017 and March 31, 2016, we incurred expenses of $7.9 million and $7.6 million, respectively, inclusive of the mark-up, under the services agreement. For the period from October 31, 2014 (date of inception) to March 31, 2015 we incurred expenses of $2.0 million, inclusive of the mark-up, under the services agreement. We have recorded these charges as research and development expense and general and administrative expense in our consolidated statements of operations.
Loan and Security Agreement with Hercules Capital
On February 2, 2017, we and our wholly-owned subsidiaries AHL, ASG and ASI entered into a loan and security agreement with Hercules as agent and lender, which was amended on May 24, 2017 and which, as so amended, we refer to herein as the Hercules Loan Agreement. Pursuant to the Hercules Loan Agreement, we, AHL and ASG, as the borrowers, borrowed an aggregate of $55.0 million, or the Term Loan, at the closing.

ASI issued a guaranty of the borrowers’ obligations under the Hercules Loan Agreement and, at the closing, paid Hercules a facility charge of $550,000. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. Debt issuance fees paid to Hercules will be recorded as a discount on the debt and will be amortized to interest expense using the effective interest method over the life of the Hercules Loan Agreement. The Term Loan has a scheduled maturity date of March 1, 2021, or the Scheduled Maturity Date. The borrowers are obligated to make monthly payments of accrued interest under the Hercules Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest through the Scheduled Maturity Date. The interest-only period may be extended until either March 2019 or September 2019 if, in each case, we achieve certain clinical development milestones, as set forth in the Hercules Loan Agreement. The borrowers’ obligations under the Hercules Loan Agreement are secured by a first position lien on substantially all of their and ASI’s respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.

In connection with the entry into the Hercules Loan Agreement, we issued a warrant to Hercules, or the Warrant, which is exercisable for an aggregate of 274,086 of our common shares at an exercise price of $12.04 per share. The Warrant may be exercised on a cashless basis, and is immediately exercisable through the earlier of (i) February 2, 2024 and (ii) the consummation of certain acquisition transactions involving us as set forth in the Warrant. The number of shares for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrant.

The Hercules Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that applies commencing on July 1, 2017 and ceases to apply if we achieve certain clinical development milestones as set forth in the Hercules Loan Agreement, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Hercules Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Hercules Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.

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

•
costs for planning, developing and conducting clinical studies for Alzheimer's disease and other forms of dementia including evaluating intepirdine for patients with DLB and evaluating intepirdine for gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia;

•	costs for planning, developing and conducting clinical studies for nelotanserin for patients with LBD;

•
costs for planning, developing and conducting clinical studies for product candidates that combine cholinesterase inhibitors with peripheral muscarinic receptor antagonists including RVT-103, a combination of a peripheral muscarinic receptor antagonist and donepezil, and RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine;

•	milestone payments and other costs that we incur under the GSK Agreement, the Arena Development Agreement and our license agreement with Qaam;

•	costs for sponsored research; and

•	depreciation expense for assets used in research and development activities.
Research and development activities will continue to be central to our business model. For the years ended March 31, 2017 and 2016, the majority of our research and development expenses have been associated with advancing our lead product candidate intepirdine. For the period from October 31, 2014 (date of inception) to March 31, 2015, our research and development expenses were substantially all related to intepirdine. We expect our research and development expense to increase significantly primarily as a result of our ongoing Phase 3 MINDSET study for intepirdine, our ongoing intepirdine HEADWAY-DLB study in patients with DLB, and in other forms of dementia, and our ongoing development program for nelotanserin in LBD. We expect our share-based compensation expense to increase as we significantly increase our number of employees and hire additional senior executives. Our share-based compensation expense attributable to RSL common share awards has become less variable because of the December 2015 merger of BVC Ltd., or BVC, with and into RSL, a transaction we refer to in this report as the BVC Merger. Refer to Note 6 "Related Party Transactions," in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.
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
We anticipate that our general and administrative expenses will increase in the future to support our growth and our operations as a public company.  These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.  We also expect to incur additional expenses associated with maintaining compliance with NYSE rules and SEC requirements, insurance, and investor relations costs.  In addition, we expect to incur expenses associated with building a sales, commercial and marketing team before our products in development obtain regulatory approval for marketing. Our share-based compensation expense attributable to RSL common share awards has become less variable because of the BVC Merger.

Results of Operations for the Years Ended March 31, 2017 and March 31, 2016 and Period from October 31, 2014 (Date of Inception) to March 31, 2015
The following table summarizes our results of operations for the years ended March 31, 2017 and March 31, 2016 and period from October 31, 2014 (date of inception) to March 31, 2015 (in thousands):

	Year Ended	Year Ended	Period From October 31, 2014 (Date Of Inception) To March 31, 2015
	March 31, 2017	March 31, 2016
Operating expenses:
Research and development expenses
(includes $19,186, $30,622 and $3,178 of share-based compensation expense for the years ended March 31, 2017 and 2016 and the period from October 31, 2014 (Date of inception) to March 31, 2015, respectively)	$134,778	$76,644	$14,324
General and administrative expenses
(includes $17,184, $41,764 and $5,118 of share-based compensation expense for the years ended March 31, 2017 and 2016 and the period from October 31, 2014 (Date of inception) to March 31, 2015, respectively)	45,721	56,518	6,722
Total operating expenses	180,499	133,162	21,046
Interest expense	1,143	—	—
Other expense	369	—	—
Income tax (benefit) expense	(1,060)	(17)	1
Net loss	$180,951	$133,145	$21,047

Research and Development Expenses
Research and development expenses were $134.8 million for the year ended March 31, 2017, and consisted primarily of CRO fees of $78.2 million, share-based compensation of $19.2 million and CMO fees of $9.7 million as well as employee salaries and benefits and payments to consultants and other third party vendors engaged in the pursuit of developing our product candidates. The share-based compensation expense includes $9.2 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
Research and development expenses were $76.6 million for the year ended March 31, 2016, and consisted primarily of share-based compensation expense of $30.6 million, CRO fees of $17.4 million, $5.3 million for the acquisition of nelotanserin, CMO fees, employee salaries and benefits and payments made to consultants and other third party vendors engaged in the pursuit of developing our product candidates. The share-based compensation expense for the year ended March 31, 2016 was impacted by share-based compensation expense of $19.3 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
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
Research and development expenses were $14.3 million for the period from October 31, 2014 (date of inception) to March 31, 2015 and included an up-front payment of $5.0 million and a contingent payment of $5.0 million made to GSK in June 2016 in connection with our asset purchases for intepirdine. The remaining $4.3 million consisted primarily of costs allocated under the Services Agreement, including share-based compensation expense of $3.2 million, other employee salaries and related benefits and professional expenses.

General and Administrative Expenses
General and administrative expenses were $45.7 million for the year ended March 31, 2017, and consisted primarily of share-based compensation expense of $17.2 million and employee salaries and related benefits, legal and professional fees and direct and indirect costs allocated to us under the Services Agreement. The share-based compensation expense includes $1.6 million for RSL common share awards issued to RSI employees.
General and administrative expenses were $56.5 million for the year ended March 31, 2016, and consisted primarily of share-based compensation expense of $41.8 million and employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the Services Agreement. The share-based compensation expense for the year ended March 31, 2016 includes $34.1 million for RSL common share awards issued to RSI employees. These compensation amounts include share-based compensation expense for BVC awards issued to RSI employees prior to the BVC Merger. Prior to the BVC Merger we recorded share-based compensation expense in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of share-based awards which were remeasured at each reporting period date until performance was completed as discussed above.
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
Interest Expense
Interest expense was $1.1 million for the year ended March 31, 2017, consisting of interest paid and the amortization of debt discount related to the Hercules Loan Agreement.
There was no interest expense for the year ended March 31, 2016 and the period from October 31, 2014 (date of inception) to March 31, 2015.
Liquidity and Capital Resources
Overview
As of March 31, 2017, we had cash totaling $212.6 million. Subsequent to March 31, 2017, we raised net proceeds of approximately $134.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, from the sale of 7,753,505 common shares in a follow-on public offering pursuant to a registration statement on Form S-3 that we filed with the SEC in December 2016. The registration statement permits for the offer and sale of up to $750.0 million of any combination of registered common shares, preferred shares, debt securities and warrants.
Loan and Security Agreement with Hercules Capital
On February 2, 2017, we and our wholly-owned subsidiaries, Axovant Holdings Limited, or AHL, Axovant Sciences GmbH, or ASG, and Axovant Sciences, Inc., or ASI, entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, as agent and lender. The loan and security agreement was amended on May 24, 2017 and is referred to herein, as amended, as the Hercules Loan Agreement. Pursuant to the Hercules Loan Agreement, we, AHL and ASG, as the borrowers, borrowed an aggregate of $55.0 million, or the Term Loan, at the closing. ASI issued a guaranty of the borrowers’ obligations under the Hercules Loan Agreement, and at the closing, we paid Hercules a facility charge of $550,000.
The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021, or the Scheduled Maturity Date. The borrowers are obligated to make monthly payments of accrued interest under the Hercules Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest through the Scheduled Maturity Date. The interest-only period may be extended until either March 2019 or September 2019 if, in each case, we achieve certain clinical development milestones, respectively, as set forth in the Hercules Loan Agreement. The borrowers’ obligations under the Hercules Loan Agreement are secured by a first position lien on substantially all of their and ASI’s respective assets, other than intellectual property. If we prepay the loan prior to the Scheduled Maturity Date, we will be obligated to pay Hercules a prepayment charge, based on a percentage of the then-outstanding principal balance, equal to 3.0% if the prepayment occurs within the first 18 months following February 2, 2017, 2.0% if the prepayment occurs after 18 months but prior to 36 months following February 2, 2017, and 1.0% if the prepayment occurs thereafter.

The Hercules Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that applies commencing on July 1, 2017 and ceases to apply if we achieve certain clinical development milestones as set forth in the Hercules Loan Agreement, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Hercules Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Hercules Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.
In connection with the entry into the Hercules Loan Agreement, we issued a warrant to Hercules, or the Warrant, which is exercisable for an aggregate of 274,086 of our common shares at an exercise price of $12.04 per share. The Warrant may be exercised on a cashless basis, and is immediately exercisable through the earlier of (i) February 2, 2024 and (ii) the consummation of certain acquisition transactions involving us as set forth in the Warrant. The number of shares for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrant.

For the year ended March 31, 2017, we used $112.1 million and $0.1 million of cash in our operating and investing activities, respectively. For the year ended March 31, 2016, we used $53.3 million and $5.3 million of cash in our operating and investing activities, respectively. We have incurred and expect to continue to incur significant and increasing operating losses at least for the next several years.  We do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our products in development. Our cash utilization may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.  We anticipate that our expenses will increase substantially as we:

•
continue our Phase 3 MINDSET trial of intepirdine for the treatment of mild-to-moderate Alzheimer’s disease designed to support regulatory approval in the United States and Europe, and potentially initiate additional registrational studies to support regulatory approval in Japan;

•	continue our open-label extension study of intepirdine for patients completing the MINDSET study;

•	continue the HEADWAY-DLB study of intepirdine for the treatment of DLB;

•	continue extension studies for patients completing the HEADWAY-DLB study;

•	continue studies of intepirdine for gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia;

•
continue clinical studies for product candidates that combine cholinesterase inhibitors with peripheral muscarinic receptor antagonists including RVT-103, a combination of a peripheral muscarinic receptor antagonist and donepezil and potentially RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine;

•	potentially commence future studies of intepirdine for the treatment of severe Alzheimer’s disease and other forms of dementia, such as Parkinson's disease dementia and vascular dementia;

•	continue the development of nelotanserin for LBD and other indications;

•	continue open-label extension studies for patients completing our nelotanserin phase 2 studies;

•	seek to identify, acquire, develop and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;

•	maintain, expand and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, manufacturing, quality control, commercial and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	scale up external manufacturing capabilities to commercialize our product candidates;

•	establish a sales, marketing and distribution infrastructure for drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.
Our primary use of cash is to fund the research and development of our product candidates. If the MINDSET study is successful, our expenditures will increase significantly and we believe that our existing cash resources will be sufficient to enable us to file our NDA for intepirdine for the treatment of mild-to-moderate Alzheimer’s disease and to fund our operating expenses and capital expenditure requirement into the first quarter of calendar 2018. In the event the MINDSET study fails, we believe that our existing cash resources will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of calendar 2018. We have based our estimates on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. Our existing funds will not be sufficient to enable us to complete all necessary development and to commercially launch all of our products. Accordingly, we may be required to obtain further funding through other public or private offerings of our share capital, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or potentially discontinue operations.
Until such time, if ever, as we can generate substantial revenue from sales of our products in development, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.  If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Year Ended March 31, 2017	Year Ended March 31, 2016	Period From October 31, 2014 (Date Of Inception) To March 31, 2015
Net cash used in operating activities	$(112,109)	$(53,347)	$(683)
Net cash used in investing activities	(105)	(5,346)	(5,009)
Net cash provided by financing activities	48,536	334,944	5,692
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the year ended March 31, 2017, net cash used in operating activities was $112.1 million and was primarily attributable to a net loss of $181.0 million, partially offset by $36.4 million of non-cash share-based compensation expense and increases of $26.5 million in accrued expenses and $7.9 million in accounts payable.
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
Investing Activities
For the year ended March 31, 2017, net cash used in investing activities was $0.1 million, consisting of purchases of computer equipment.

For the year ended March 31, 2016, net cash used in investing activities was $5.3 million primarily for the payment made to RSL for nelotanserin. For the period from October 31, 2014 (date of inception) to March 31, 2015, net cash used in investing activities was $5.0 million for the payment made to GSK in connection with our asset purchases for intepirdine.
Financing Activities
For the year ended March 31, 2017, net cash provided by financing activities was $48.5 million, primarily attributable to the net proceeds of $53.5 million from our debt financing from Hercules, offset by the deferred payment of $5.0 million made under the terms of the GSK Agreement in June 2016.
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
Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. We have entered into commitments under the GSK Agreement, the Arena Development Agreement, the license agreement with Qaam, the Services Agreement with RSI and subleases with RSI for office space. In addition, we have entered into various services agreements with third parties for pharmaceutical manufacturing and research activities. The manufacturing agreements can be terminated by us with 30 days written notice. We expect to enter into other commitments as the business further develops.
During the year ended March 31, 2016, we entered into two subleases with RSI for office space in New York, NY. Under the terms of the subleases, RSI has annual rent obligations of approximately $1.5 million through 2020 pursuant to a master lease, which RSI pays directly and then invoices us based on our proportionate share of the space and overhead expenses, calculated based upon the relative numbers of full-time equivalent employees located on the premises. As a result, our rent obligations are not fixed. The initial terms of the two subleases were extended and the two subleases will expire on March 31, 2018 and June 30, 2018. For the years ended March 31, 2017 and 2016, we incurred $1.2 million and $0.6 million, respectively, in rent expense under this arrangement with RSI. In June 2017, we also entered into a license agreement for office space in New York, NY, under which we have rent obligations of $2.6 million through January 2019.

As of March 31, 2017, we did not have any ongoing material financial commitments, other than pursuant to the GSK Agreement, Arena Development Agreement and Hercules Loan Agreement. As described in this report, we previously accrued $5.0 million as research and development expense for a contingent payment liability under the GSK Agreement. We paid this amount to GSK in June 2016.
The following table provides information with respect to contractual obligations as of March 31, 2017:

Contractual Obligations (in thousands)	Total	Under 1 year	1-2 years	2-3 years	3-4 years	4-5 years

Long-term debt obligations	$55,000	$—	$9,832	$21,288	$23,880	$—
Interest expense on long-term debt (1)	17,190	6,017	5,805	3,914	1,454	—
Total	$72,190	$6,017	$15,637	$25,202	$25,334	$—

(1) estimated using interest rate in effect at March 31, 2017

Recent Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, refer to Note 2 "Summary of Significant Accounting Policies," in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.
Application of Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods.  In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.  Significant estimates include assumptions used in the determination of some of our costs incurred under our services agreements with RSG and RSI, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of our common shares and stock awards.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to contingent payment liabilities, share-based compensation, research and development accruals and income taxes described below have the greatest potential impact on our consolidated financial statements, and are “critical accounting estimates.”
Contingent Payment Liability
One significant estimate relates to the probability and timing of contingent payment liabilities recorded in the balance sheet. We paid $5.0 million in June 2016 related to the GSK Agreement (see Notes 3 and 10 to our consolidated financial statements). Had the specified criteria for payment not be met, or been met in a period different from our expectation, there could have been significant fluctuation in our financial results in future periods.
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

A significant component of total share-based compensation expense relates to the RSL common share awards and RSL options issued by RSL to RSI employees. For the years ended March 31, 2017 and March 31, 2016, we recorded share-based compensation expense of $10.9 million and $53.4 million, respectively, in relation to the RSL common share awards and RSL stock options issued by RSL to RSI employees. These share-based compensation amounts include compensation expense for BVC awards prior to the BVC Merger on December 4, 2015. For the period from October 31, 2014 (date of inception) to March 31, 2015, we incurred share-based compensation expense of $0.4 million, inclusive of the mark-up, under the Services Agreement. Share-based compensation expense is allocated to us by RSL based upon the relative percentage of time utilized by RSI employees on our matters. Prior to the BVC Merger, we recorded share-based compensation expense, in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of BVC share-based awards. As these BVC share-based awards were not based on our or RSL’s shares, they were remeasured at each reporting period date until performance was completed. As a result of the BVC Merger, all outstanding BVC share-based awards were converted into RSL common share awards, with the same vesting and forfeiture terms as the original grant. The RSL common share awards are fair valued on the date of grant and that fair value is recognized over the requisite service period. At the time of the BVC Merger on December 4, 2015, the unvested BVC awards that were converted into common shares of RSL were remeasured at the estimated fair value of RSL and that fair value is recognized over the remaining requisite service period. On December 8, 2015 following the BVC Merger, RSL had a recapitalization in conjunction with a private financing.
The RSL common share awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. As a result of the BVC Merger, the converted BVC awards will not be remeasured prospectively. The estimated fair value of these RSL common share awards was determined by the valuation of the December 8, 2015 RSL private financing. Prior to the BVC Merger, the fair value of BVC awards was based on RSL’s valuation after considering the fair value of RSL's ownership interest in us and RSL's other investments, discounted cash flow analysis, transactions entered into and contemplated by RSL and relevant industry and comparable public company data. As RSL is a non-public entity, therefore the BVC awards prior to the BVC Merger and the RSL common share awards following the BVC Merger are classified as Level 3 due to their unobservable nature. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded. RSL common share awards are subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including targets for RSL’s post-IPO market capitalization and future financing events). We estimated the fair value of each RSL option on the date of grant using the Black-Scholes closed-form option-pricing model.
Research and Development Expense Accruals
Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Research and development costs are charged to expense when incurred and primarily consist of the intellectual property and research and development materials acquired from GSK and Arena, certain costs charged by RSI under its services agreement with us and ASI (See Note 6) and expenses from third parties who conduct research and development activities on our behalf. We expense in-process research and development projects acquired as asset acquisitions which have not reached technological feasibility and which have no alternative future use.
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

Item 7A.                                                         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

As of March 31, 2017, we had cash of $212.6 million, consisting of non-interest bearing deposits denominated primarily in the U.S. dollar and, as a result, a sudden change in interest rates would not be expected to have a material impact on our financial condition or results of operations.
We are subject to interest rate risk in connection with our borrowings under the $55.0 million Term Loan with Hercules, which bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the current interest rate of the Term Loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

Item 8.                                                         Financial Statements and Supplementary Data
All financial statements and schedules required to be filed hereunder are listed in the Index to Financial Statements and are incorporated herein by reference.

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.                                                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2017.

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Axovant Sciences Ltd. have been detected.

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

On June 1, 2017, Dr. Hung, our Principal Executive Officer, entered into an advisor agreement with RSI. Under that agreement, Dr. Hung will notify RSI in writing of any non-neurology biopharmaceutical or healthcare related development, licensing, or other business opportunities identified by or offered to him that he has not elected to pursue without financial support, licensing or strategic collaboration from any other third party. Following written notice, RSI will have a 90-day right of first negotiation during which the parties would engage in good faith, exclusive negotiations regarding the terms by which RSI could participate, license, or acquire such non-neurology opportunity. Business opportunities within the neurology field will continue to be governed by Dr. Hung’s employment agreement with us, which will prevail in the event of any conflicts with the advisor agreement. In exchange for the services under the advisor agreement, Dr. Hung will receive a restricted stock unit award of 100,000 common shares of RSL. The advisor agreement will terminate upon Dr. Hung’s termination of employment with us or resignation for good reason. In the event of a resignation without good reason, the advisor agreement would terminate after any pending exclusivity period under the agreement.

PART III.
We will file a definitive proxy statement for our 2017 annual meeting of shareholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.         Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our 2017 Proxy Statement under the captions “Discussion of Proposals,” “Information About Corporate Governance,” “Information About Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.         Executive Compensation
The information required by this item will be contained in our 2017 Proxy Statement under the captions “Information About Corporate Governance” and “Executive Compensation” and is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be contained in our 2017 Proxy Statement under the captions “Principal Shareholders, “Information About Our Executive Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2017 Proxy Statement under the caption “Certain Relationships and Related Party Transactions” and is incorporated herein by reference.

Item 14.         Principal Accounting Fees and Services
The information required by this item will be contained in our 2017 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Other Matters” and “Discussion of Proposals” and is incorporated herein by reference.

PART IV.                                                  FINANCIAL INFORMATION

Item 15.                                                         Exhibits and Financial Statements Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:
(1) Financial Statements. The Consolidated Financial Statements are included as Appendix A hereto and are filed as part of this Annual Report on Form 10-K. The Consolidated Financial Statements include:

Page
Reports of Independent Registered Public Accounting Firms	82
Consolidated Balance Sheets as of March 31, 2017 and March 31, 2016	84
Consolidated Statements of Operations for the Years Ended March 31, 2017 and March 31, 2016 and for the period from October 31, 2014 (Date of Inception) to March 31, 2015	85
Consolidated Statements of Comprehensive Loss for the Years Ended March 31, 2017 and March 31, 2016 and for the period from October 31, 2014 (Date of Inception) to March 31, 2015	86
Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended March 31, 2017 and March 31, 2016 and for the period from October 31, 2014 (Date of Inception) to March 31, 2015	87
Consolidated Statements of Cash Flows for the Years Ended March 31, 2017 and March 31, 2016 and for the period from October 31, 2014 (Date of Inception) to March 31, 2015	88
Notes to the Consolidated Financial Statements	89
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

AXOVANT SCIENCES LTD.

	By:	/s/ David Hung
David Hung Principal Executive Officer
June 13, 2017

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Hung and Gregory Weinhoff, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Axovant Sciences Ltd., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date
/s/ David Hung	Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2017
David Hung

/s/ Gregory Weinhoff	Principal Financial Officer	June 13, 2017
Gregory Weinhoff

/s/ Michael Adasczik	Principal Accounting Officer	June 13, 2017
Michael Adasczik

/s/ Vivek Ramaswamy	Director	June 13, 2017
Vivek Ramaswamy

/s/ Berndt Modig	Director	June 13, 2017
Berndt Modig

/s/ Atul Pande	Director	June 13, 2017
Atul Pande

/s/ Ilan Oren	Director	June 13, 2017
Ilan Oren

/s/ Kathryn Falberg	Director	June 13, 2017
Kathryn Falberg

/s/ W. Anthony Vernon	Director	June 13, 2017
W. Anthony Vernon

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF AXOVANT SCIENCES LTD.
Page
Reports of Independent Registered Public Accounting Firms	82
Consolidated Balance Sheets as of March 31, 2017 and March 31, 2016	84
Consolidated Statements of Operations for the Years Ended March 31, 2017 and March 31, 2016 and for the period from October 31, 2014 (Date of Inception) to March 31, 2015	85
Consolidated Statements of Comprehensive Loss for the Years Ended March 31, 2017 and March 31, 2016 and for the period from October 31, 2014 (Date of Inception) to March 31, 2015	86
Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended March 31, 2017 and March 31, 2016 and for the period from October 31, 2014 (Date of Inception) to March 31, 2015	87
Consolidated Statements of Cash Flows for the Years Ended March 31, 2017 and March 31, 2016 and for the period from October 31, 2014 (Date of Inception) to March 31, 2015	88
Notes to the Consolidated Financial Statements	89

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Axovant Sciences Ltd.:

We have audited the accompanying consolidated balance sheet of Axovant Sciences Ltd. as of March 31, 2017, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axovant Sciences Ltd. at March 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Iselin, New Jersey
June 13, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Axovant Sciences Ltd:

In our opinion, the consolidated balance sheet as of March 31, 2016 and the related consolidated statements of operations, of comprehensive loss, shareholders’ equity (deficit) and cash flows for the year ended March 31, 2016 and for the period from October 31, 2014 (date of inception) to March 31, 2015 present fairly, in all material respects, the financial position of Axovant Sciences Ltd. and its subsidiaries as of March 31, 2016, and the results of their operations and their cash flows for the year ended March 31, 2016 and for the period from October 31, 2014 (date of inception) to March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
June 6, 2016

AXOVANT SCIENCES LTD.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2017	March 31, 2016
Assets
Current assets:
Cash	$212,573	$276,251
Prepaid expenses and other current assets	6,457	4,865
Income tax receivable	658	970
Total current assets	219,688	282,086

Property and equipment, net	142	89
Deferred tax assets	2,709	323
Total assets	$222,539	$282,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,551	$622
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	2,919	1,814
Accrued expenses	34,796	8,319
Contingent payment liability	—	5,000
Total current liabilities	46,266	15,755

Long term debt	51,436	—

Total liabilities	97,702	15,755

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 99,163,919 and 99,150,000 issued and outstanding at March 31, 2017 and March 31, 2016, respectively	1	1
Accumulated other comprehensive income	378	—
Additional paid-in capital	459,601	420,934
Accumulated deficit	(335,143)	(154,192)

Total shareholders’ equity	124,837	266,743

Total liabilities and shareholders’ equity	$222,539	$282,498

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT SCIENCES LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended March 31, 2017	Year Ended March 31, 2016	Period From October 31, 2014 (Date Of Inception) To March 31, 2015
Operating expenses:
Research and development expenses
(includes $19,186, $30,622 and $3,178 of share-based compensation expense for the years ended March 31, 2017 and 2016 and the period from October 31, 2014 (Date of inception) to March 31, 2015, respectively)	$134,778	$76,644	$14,324
General and administrative expenses
(includes $17,184, $41,764 and $5,118 of share-based compensation expense for the years ended March 31, 2017 and 2016 and the period from October 31, 2014 (Date of inception) to March 31, 2015, respectively)	45,721	56,518	6,722
Total operating expenses	180,499	133,162	21,046
Interest expense	1,143	—	—
Other expense	369	—	—
Loss before provision for income tax	(182,011)	(133,162)	(21,046)
Income tax (benefit) expense	(1,060)	(17)	1
Net loss	$(180,951)	$(133,145)	$(21,047)
Net loss per common share — basic and diluted	$(1.82)	$(1.41)	$(1.32)
Weighted average common shares outstanding — basic and diluted	99,158,699	94,465,164	15,986,842

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT SCIENCES LTD.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended March 31, 2017	Year Ended March 31, 2016	Period From October 31, 2014 (Date Of Inception) To March 31, 2015

Net loss	$(180,951)	$(133,145)	$(21,047)
Other comprehensive income:
Foreign currency translation adjustment	378	—	—
Total other comprehensive income	378	—	—

Comprehensive loss	$(180,573)	$(133,145)	$(21,047)

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT SCIENCES LTD.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Common Shares		Common Shares Subscribed	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount

Balance at October 31, 2014	10,000,000	$—	$—	$—	$—	$—	$—
Capital contribution	—	—	—	5,000	—	—	5,000
Common shares issued to RSL	65,000,000	1	(1)	—	—	—	—
Share-based compensation expense	—	—	—	518	—	—	518
Capital contribution — share-based compensation	—	—	—	7,778	—	—	7,778
Net loss	—	—	—	—	(21,047)	—	(21,047)
Balance at March 31, 2015	75,000,000	$1	$(1)	$13,296	$(21,047)	$—	$(7,751)
Sale of common shares in initial public offering ($15.00 per share), net of underwriting discounts and commissions and offering expenses of $27,748	24,150,000	—	—	334,502	—	—	334,502
Common shares subscription paid	—	—	1	—	—	—	1
Capital contribution	—	—	—	750	—	—	750
Share-based compensation expense	—	—	—	17,994	—	—	17,994
Capital contribution — share-based compensation	—	—	—	54,392	—	—	54,392
Net loss	—	—	—	—	(133,145)	—	(133,145)
Balance at March 31, 2016	99,150,000	$1	$—	$420,934	$(154,192)	$—	$266,743
Exercise of stock options	13,919	—	—	36	—	—	36
Warrant issued with debt financing	—	—	—	2,261	—	—	2,261
Share-based compensation expense	—	—	—	25,449	—	—	25,449
Capital contribution — share-based compensation	—	—	—	10,921	—	—	10,921
Translation adjustment	—	—	—	—	—	378	378
Net loss	—	—	—	—	(180,951)	—	(180,951)

Balance at March 31, 2017	99,163,919	$1	$—	$459,601	$(335,143)	$378	$124,837

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT SCIENCES LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31, 2017	Year Ended March 31, 2016	Period From October 31, 2014 (Date Of Inception) To March 31, 2015

Cash flows from operating activities:
Net loss	$(180,951)	$(133,145)	$(21,047)

Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expenses	—	5,252	10,000
Unrealized currency translation gain	378	—	—
Share-based compensation	36,370	72,386	8,296
Depreciation and amortization	249	14	—
Deferred tax assets	(2,386)	(323)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,592)	(4,860)	(4)
Accounts payable	7,929	219	117
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	1,105	(311)	1,487
Accrued liabilities	26,477	8,391	468
Income tax receivable	312	(1,155)	—
Income tax payable	—	185	—
Net cash used in operating activities	(112,109)	(53,347)	(683)
Cash flows from investing activities:
Purchase of in-process research and development	—	(5,252)	(5,000)
Purchase of furniture and equipment	(105)	(94)	(9)
Net cash used in investing activities	(105)	(5,346)	(5,009)

Cash flows from financing activities:
Cash proceeds from issuance of common shares in initial public offering, net of underwriting discount	—	336,893	—
Initial public offering costs paid	—	(2,351)	(25)
Cash capital contribution from Roivant Sciences Ltd.	—	751	5,000
Repayment of amounts due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	—	(627)	—
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	—	278	717
Payment of contingent liability	(5,000)	—	—
Exercise of stock options	36	—	—
Cash proceeds from debt financing, net of financing costs	53,500	—	—
Net cash provided by financing activities	48,536	334,944	5,692
Net change in cash	(63,678)	276,251	—
Cash—beginning of period	276,251	—	—
Cash—end of period	$212,573	$276,251	$—
Non-cash financing activities:
Unpaid initial public offering costs	$—	$—	$1,079
Recognition of warrant issued in debt financing	$2,261	$—	$—
Supplemental disclosure of cash paid:
Income taxes	$1,014	$1,279	$—
Interest	$435	$—	$—
 The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT SCIENCES LTD.
Notes to Consolidated Financial Statements
Note 1—Description of Business

Axovant Sciences Ltd., inclusive of its wholly-owned subsidiaries (the ‘‘Company’’), is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative medicines to broadly address multiple forms of dementia and related neurological disorders. The Company is developing a pipeline of late- and early-stage product candidates that focuses on the cognitive, functional and behavioral aspects of debilitating conditions such as Alzheimer's disease and Lewy body dementia and other neurological disorders. The Company was founded on October 31, 2014 as a Bermuda Exempted Limited Company and a wholly-owned subsidiary of Roivant Sciences Ltd. (‘‘RSL’’), under the name Roivant Neurosciences Ltd.  The Company changed its name to Axovant Sciences Ltd. in March 2015.  On February 24, 2015, Axovant Sciences, Inc. (“ASI”) was formed, and on March 7, 2015 it became a wholly-owned subsidiary of the Company based in the United States of America.
In August 2016, the Company incorporated as its wholly-owned subsidiaries Axovant Holdings Limited ("AHL"), a private limited company incorporated under the laws of England and Wales, and Axovant Sciences GmbH ("ASG"), a company with limited liability formed under the laws of Switzerland. ASG holds the Company's intellectual property rights and will be the principal operating company for conducting its business.
From its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, acquiring product candidates and preparing for and advancing its lead product candidates, intepirdine, previously referred to as RVT-101, and nelotanserin, into clinical development for patients with Alzheimer's disease or Lewy body dementia. In addition, the Company has the rights to develop RVT-103, a combination of donepezil and a peripheral muscarinic receptor antagonist, and RVT -104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, and intends to develop these product candidates alone and in combination with intepirdine as potential treatments for patients with Alzheimer's disease or DLB. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its products in development. The Company may be required to obtain further funding through other public or private offerings of its share capital, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all.

Note 2—Summary of Significant Accounting Policies

(A) Basis of Presentation:
The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30, and December 31.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (‘‘ASC’’) and Accounting Standards Update (‘‘ASU’’) of the Financial Accounting Standards Board (‘‘FASB’’).  The consolidated financial statements include the accounts of the Company and ASI, AHL and ASG, its wholly-owned subsidiaries.  The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

(C) Risks and Uncertainties:
The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.
(D) Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk include cash. At March 31, 2017, substantially all of the cash balances are deposited in four banking institutions and are all in excess of insured levels.
(E) Property and Equipment:
Property and equipment, consisting of computer equipment, is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation will be recorded for property and equipment using the straight-line method over the estimated useful lives of three to five years, once the asset is installed and placed in service.
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
(F) Debt Issuance Costs and Debt Discount:
Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and are amortized to interest expense over the term of the related debt using the effective interest method. Further, debt discounts created as a result of the allocation of proceeds received from a debt issuance to warrants issued in conjunction with the debt issuance are amortized to interest expense under the effective interest method over the life of the recognized debt liability.
(G) Research and Development Expense:
Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Research and development costs primarily consist of the intellectual property and research and development materials acquired from GSK and Arena (See Note 3), certain costs charged by RSI under its services agreement with the Company and Axovant Sciences, Inc. (See Note 6) and expenses from third parties who conduct research and development activities on behalf of the Company. The Company expenses in-process research and development projects acquired as asset acquisitions which have not reached technological feasibility and which have no alternative future use. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. For the years ended March 31, 2017 and March 31, 2016, the Company recorded $134.8 million and $76.6 million, respectively, of research and development expense, of which $19.2 million and $30.6 million, respectively, was attributable to share-based compensation expense. For the period from October 31, 2014 (date of inception) through March 31, 2015, the Company recorded $14.3 million of research and development expense, of which $3.2 million was attributable to share-based compensation expense.
(H) Income Taxes:
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
(I) Share-Based Compensation:
Share-based awards to employees and directors are valued at fair value on the date of grant and that fair value is recognized on a straight-line basis over the requisite service period of the entire award. The Company values its stock options using the Black-Scholes option pricing model. Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate and anticipated forfeiture of the share-based awards. The expected life of the stock options is calculated using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. The expected share price volatility for the Company's common shares was estimated by taking the average historical price volatility for industry peers. Estimates of pre-vesting award forfeitures are based on the Company's expectations of future employee turnover. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The Company accounts for share-based payments to non-employees issued in exchange for services based upon the fair value of the equity instruments issued. Compensation expense for stock options issued to non-employees is calculated using the Black-Scholes option pricing model and is recorded over the service performance period. Options subject to vesting are required to be periodically remeasured over their service performance period, which is generally the same as the vesting period.
(J) Net Loss per Common Share:
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method.  Stock options and a warrant to purchase a total of 8.1 million and 5.9 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the years ended March 31, 2017 and March 31, 2016, respectively, because they were anti-dilutive. Stock options to purchase 4.0 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the period from October 31, 2014 (date of inception) through March 31, 2015 because they were anti-dilutive.
(K) Financial Instruments:
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

The Company's financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature. The estimated fair value of the Company’s long term debt of $51.4 million at March 31, 2017 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.
(L) Recently Issued Accounting Pronouncements:
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. This new ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This guidance has been adopted as of March 31, 2017 and it did not have a material impact on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Interpretation of Interest (Subtopic 835-35)” which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance in the year ended March 31, 2017 and, as a result, presented debt issuance costs related to the issuance of its long term debt as a direct deduction from the carrying amount of its long term debt on the accompanying consolidated balance sheets (See Note 5).

In February 2016, the FASB issued ASU 2016-02, Leases, which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial position and results of operations.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU No. 2016-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
(M) Foreign Currency:
The Company has operations in the United States, the United Kingdom and Switzerland. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date and shareholders’ equity is translated using historical rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of shareholders’ equity. Foreign exchange transaction gains and losses are included in other income (loss) in the Company’s results of operations.

Note 3—Asset Acquisitions
(A) Intepirdine:
On December 17, 2014, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to acquire certain intellectual property and research and development materials from GlaxoSmithKline (“GSK”), which the Company initially named RVT-101, now known as intepirdine, in exchange for the following consideration:

•	$5.0 million in cash paid at closing, December 17, 2014;

•	$5.0 million in a milestone payment made in June 2016;

•	$35.0 million, $25.0 million and $10.0 million upon approval of intepirdine in the United States, the European Union and Japan, respectively;

•	A one-time payment of $85.0 million for the first calendar year in which the Company achieves global net sales of $1.2 billion of intepirdine; and

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
As the intellectual property and inventory of intepirdine acquired had no alternative future use on the date of acquisition, the Company recorded the $5.0 million upfront payment as research and development expense at the closing date, December 17, 2014.  In addition, the Company assessed the likelihood of making a milestone payment as probable (it was made in June 2016) and recorded an additional $5.0 million amount as research and development expense at the date of the transaction.
(B) Nelotanserin:
On October 28, 2015, the Company acquired the global rights to nelotanserin, an inverse agonist of the 5-HT2A receptor, from RSL. Pursuant to the terms of the Waiver and Option Agreement between RSL and the Company entered into in May 2015 (the "Waiver and Option Agreement"), RSL granted the Company an option to acquire all of RSL’s rights, title and interest in and to the development, marketing and supply agreement for nelotanserin with Arena Pharmaceuticals, GmbH (‘‘Arena’’) (the ‘‘Arena Development Agreement’’), together with any amendments and related side letters or other agreements.  The option became exercisable beginning on September 16, 2015 and, if not exercised, would have expired on December 16, 2016. The Company exercised the option on October 28, 2015 and acquired all of RSL's rights, title, interests and obligations under the Arena Development Agreement for nelotanserin and accounted for the acquisition of nelotanserin as an asset acquisition. The Company recorded $5.3 million as research and development expense which reflects 110% of payments made by RSL to Arena, including a $4.0 million up-front payment, and costs incurred in connection with the development of nelotanserin, in each case pursuant to the Waiver and Option Agreement prior to the exercise of the option.
Pursuant to the Arena Development Agreement the Company is obligated to pay Arena up to an aggregate of $4.0 million in development, $37.5 million in regulatory and $60.0 million in commercialization milestones based on the net sales of nelotanserin. The Company is also obligated to purchase all commercial supplies of nelotanserin from Arena for a fixed price equal to 15% of net sales of nelotanserin.
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
(C) License Agreement with Qaam Pharmaceuticals:
In August 2016, the Company entered into an exclusive license agreement with Qaam Pharmaceuticals, LLC ("Qaam") for intellectual property covering the combination of cholinesterase inhibitors with peripheral muscarinic receptor antagonists and the Company expects to develop and, if successful, commercialize products covered by the licensed intellectual property. The Company will initially develop RVT-103, a combination of a peripheral muscarinic receptor antagonist and donepezil. In addition, the Company expects to develop RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine. The Company paid an initial license fee of $0.6 million which was recorded as research and development expense in the accompanying consolidated statements of operations.

Note 4—Accrued Expenses

As of March 31, 2017 and 2016, accrued expenses consisted of the following (in thousands):

	March 31, 2017	March 31, 2016

Research and development expenses	$27,667	$5,659
Salaries, bonuses, and other compensation expenses	3,497	1,893
Legal expenses	1,271	183
Other expenses	2,361	584
Total accrued expenses	$34,796	$8,319

Note 5—Long Term Debt

On February 2, 2017, the Company and its subsidiaries, AHL, ASG and ASI entered into a loan and security agreement (as amended on May 24, 2017, the “Hercules Loan Agreement”) with Hercules Capital, Inc., (“Hercules”), under which the Company, AHL and ASG (the "Borrowers") borrowed an aggregate of $55.0 million (the “Term Loan”). Pursuant to the Hercules Loan Agreement, ASI has issued a guaranty of the Borrowers’ obligations under the Hercules Loan Agreement. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers are obligated to make monthly payments of accrued interest under the Hercules Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest beginning October 1, 2018 through March 1, 2021. The interest-only period may be extended until either March 2019 or September 2019 if, in each case, the Company achieves certain clinical development milestones, as set forth in the Hercules Loan Agreement and if such were to occur, monthly principal and interest payments would commence on April 1, 2019 or October 1, 2019, respectively. In connection with the Hercules Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.
In April 2017, the Company completed a follow-on public offering of our common shares, from which it raised net proceeds of approximately $134.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On May 24, 2017, the Hercules Loan Agreement was amended such that the required minimum amount of unrestricted cash applies commencing on July 1, 2017 and is equal to the lesser of (i) $35.0 million (the “Applicable Amount”) plus certain aged accounts payable amounts (as further defined in the Hercules Loan Agreement) and (ii) the outstanding amount of debt under the Hercules Loan Agreement plus certain aged accounts payable (as further defined in the Hercules Loan Agreement), provided that the Applicable Amount may be lowered to $30 million upon the achievement of certain clinical and/or financial milestones, and further lowered to $25 million upon the achievement of certain other clinical and/or financial milestones, each as set forth in the Hercules Loan Agreement. This unrestricted cash covenant would still cease to apply if the Company achieves certain clinical development milestones, as set forth in the Hercules Loan Agreement.
The Hercules Loan Agreement also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.
In addition, for so long as the Term Loan remains outstanding, the Company shall be required to use its commercially reasonable efforts to afford Hercules the opportunity to participate in future underwritten equity offerings of the Company’s common shares up to a specified amount.
In connection with the Hercules Loan Agreement, the Company issued a warrant to Hercules, exercisable for an aggregate of 274,086 of the Company’s common shares at an exercise price of $12.04 per share (the “Warrant”). The Warrant may be exercised on a cashless basis, and is immediately exercisable through the earlier of (i) February 2, 2024 and (ii) the consummation of certain acquisition transactions involving the Company as set forth in the Warrant. The number of shares for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrant.
The Company has accounted for this warrant as an equity instrument since the Warrant is indexed to the Company’s common shares and meets the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance was approximately $2.3 million and is treated as a discount to the debt. This amount will be amortized to interest expense under the effective interest method over the life of the Term Loan, which is a period of 48 months. The Company estimated the value of the Warrant using the Black-Scholes model. The key assumptions used to value the Warrant are as follows:

Exercise price	$12.04
Share price on date of issuance	$11.96
Volatility	77.6%
Risk-free interest rate	2.27%
Expected dividend yield	—%
Contractual term (in years)	7

In addition, at the closing of the Term Loan, the Company paid transaction costs of $1.5 million, which were recorded as a discount on the debt and will be amortized to interest expense using the effective interest method over the life of the Term Loan, which is a period of 48 months.
Outstanding debt obligations are as follows (in thousands):

March 31, 2017

Principal amount	$55,000
Less: unamortized discount and debt issuance costs	(3,564)
Loan payable less unamortized discount and debt issuance costs	51,436
Less: current maturities	—
Long-term loan payable, net of current maturities	$51,436

Note 6—Related Party Transactions

(A) Services Agreements:
During 2015, the Company and ASI entered into a services agreement with RSI (the ‘‘Services Agreement’’) under which RSI agreed to provide certain administrative and research and development services to the Company.  The Company and ASI amended and restated its Services Agreement with RSI on October 13, 2015 for the fiscal year commencing April 1, 2015. Under the Services Agreement, as amended and restated, the Company pays or reimburses RSI for any expenses it, or third parties acting on its behalf, incurs for the Company.  For any general and administrative and research and development activities performed by RSI employees, RSI charges back the employee compensation expense plus a pre-determined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters, which the Company believes is reasonable. All other costs are billed back at cost.  The accompanying audited consolidated financial statements include third-party expenses that have been paid by RSI and RSL.
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

Under the Services Agreement, for the years ended March 31, 2017 and March 31, 2016, the Company incurred expenses of $7.9 million and $7.6 million, respectively, inclusive of the mark-up. For the period from October 31, 2014 (date of inception) to March 31, 2015 the Company incurred expenses of $2.0 million, inclusive of the mark-up.

For the years ended March 31, 2017 and March 31, 2016, and for the period from October 31, 2014 (date of inception) to March 31, 2015, the Company recorded compensation arrangement expense of $41 thousand, $1.0 million and $0.3 million provided to Vivek Ramaswamy as RSI’s Chief Executive Officer by one of RSL’s investors, respectively.
(B) Information Sharing and Cooperation Agreement:
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
Pursuant to the terms of the Waiver and Option Agreement, RSL granted the Company an option to acquire all of RSL’s right, title, interest and obligations in and to the Arena Development Agreement, together with any amendments and related side letters or other agreements.  The option became exercisable beginning on September 16, 2015 and, if not exercised, would have expired on December 16, 2016. The Company exercised the option on October 28, 2015 (See Note 3). Following exercise of the option, the Services Agreement between the Company and RSI was applied with regard to any reimbursements made by the Company to RSL.
(C) Family Relationships:
Geetha Ramaswamy, MD, the Vice President, Medical Affairs for ASI, is the mother of Vivek Ramaswamy, a director of ASL and the chief executive officer of RSL. Shankar Ramaswamy, MD, the Vice President, Global Medical Affairs of ASI, is the brother of Vivek Ramaswamy. Sarah Friedhoff, Senior Business Operations and Research and Development Specialist, is the daughter of Lawrence Friedhoff, the Company's Chief Development Officer.
Salary expenses were $259,167, $239,583 and $0 for both Geetha Ramaswamy and Shankar Ramaswamy and $74,167, $42,709 and $0 for Sarah Friedhoff for the years ended March 31, 2017 and March 31, 2016 and the period from October 31, 2014 (date of inception) to March 31, 2015, respectively.

Note 7—Shareholders’ Equity

(A) Overview:
The Company’s Memorandum of Association, filed on October 31, 2014 in Bermuda, authorized the issuance of one class of shares.  The total number of shares which the Company was authorized to issue was 10,000, each with a par value of $1.00 per share.  Upon the Company's formation, RSL subscribed for 100 shares of the Company's share capital. On December 17, 2014, RSL paid the initial $5.0 million payment to GSK upon the closing of the transaction on behalf of the Company (See Note 3) which is reflected in the financial statements as an additional capital contribution. There were no additional shares issued in connection with such contributions to additional paid-in-capital as RSL owned 100% of the share ownership. On March 18, 2015, upon approval of the Board of Directors, the Company issued an additional 650 shares, increasing the total number of issued and outstanding shares to 750, which were reflected in the accompanying financial statements as 65,000,000 and 75,000,000, respectively, post stock split. Effective March 18, 2015, upon approval of the Board of Directors and the Company’s sole member, RSL, the Company effected a stock split of the authorized, issued and outstanding shares of the Company at a ratio of 100,000-to-1.  The stock split increased the total number of authorized shares from 10,000 to 1,000,000,000, increased the total number of shares issued and outstanding from 750 to 75,000,000, and decreased par value per share from $1.00 to $0.00001. All information in the accompanying consolidated financial statements and notes thereto regarding common share amounts and prices per common share has been adjusted to reflect the application of the stock split on a retroactive basis.

(B) Transactions:
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

Note 8—Share-Based Compensation

Stock Options:
In March 2015, the Company adopted its 2015 Equity Incentive Plan (the ‘‘2015 Plan’’), under which 7.5 million of the Company’s common shares were originally reserved for grant.  The Company's employees, directors and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards under the plan. Options granted to consultants and employees generally vest over four years and have a ten-year contractual term. Options granted to members of the Board of Directors vest over three years and have a ten-year contractual term. In May 2015, the Company’s Board of Directors amended the 2015 Plan to increase the number of common shares authorized for issuance thereunder to 9.5 million common shares. The amendment of the 2015 Plan became effective upon the execution of the underwriting agreement relating to the Company's initial public offering of common shares in June 2015. On April 1, 2016, the number of common shares authorized for issuance increased automatically to 12.5 million in accordance with the 2015 Plan. Stock options granted under the 2015 Plan provide option holders, if approved by the Board of Directors, the right to exercise their options prior to vesting. In the event that an option holder exercises the unvested portion of any option, such unvested portion will be subject to a repurchase option held by the Company at the lower of (1) the fair market value of its common shares on the date of repurchase and (2) the exercise price of the options. Any common shares underlying such unvested portion will continue to vest in accordance with the original vesting schedule of the option.
Prior to the IPO, the fair value of the Company’s common shares underlying stock options was estimated on each grant date by the Board of Directors. In order to determine the fair value of the Company’s common shares underlying granted stock options, the Board of Directors considered, among other things, valuations of the common shares prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In connection with the Company’s IPO and after preliminary discussions with the underwriters, the Company reassessed the determination of the fair value of the common shares underlying 4,012,500 stock options granted in March 2015 and 527,500 stock options granted in April 2015.  As a result, the Company determined that the fair value of the common shares as of April 13, 2015 was $15.00 per share, which was higher than the fair values of $0.90 per share and $1.04 per share as initially determined by the Board of Directors on the dates of grant in March 2015 and April 2015, respectively. The use of this higher share price increased both recognized and unrecognized share-based compensation expense and also impacted the valuation of the RSL awards share compensation expense (See Note 8(B)(2)).
At March 31, 2017, a total of 4.7 million common shares were available for future issuance under the 2015 Plan.
The Company estimated the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table.

	Year Ended March 31, 2017	Year Ended March 31, 2016	Period From October 31, 2014 (Date of Inception to March 31, 2015)
Expected share price volatility	79.6%	77.9%	74.9%
Expected risk free interest rate	1.58%	1.70%	1.62%
Expected term, in years	6.30	6.58	6.72
Expected dividend yield	—%	—%	—%
The following table presents a summary of option activity and data under the Company's stock incentive plans through March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at October 31, 2014	—	$—	$—	—	$—
Granted	4,012,500	0.90	14.30	9.96	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Cancelled	—	—	—	—	—
Options outstanding at March 31, 2015	4,012,500	0.90	14.30	9.96	$56,576,250
Granted	1,983,808	12.10	11.89	—	—
Exercised	—	—	—	—	—
Forfeited	(102,725)	4.99	13.41	—	—
Cancelled	—	—	—	—	—
Options outstanding at March 31, 2016	5,893,583	4.60	13.50	9.11	$47,172,525
Granted	2,642,500	13.08	9.06	—	—
Exercised	(13,919)	2.57	13.28	—	141,796
Forfeited	(682,130)	4.26	12.86	—	—
Cancelled	—	—	—	—	—
Options outstanding at March 31, 2017	7,840,034	7.49	12.06	8.49	$61,104,445
Options vested and expected to vest at March 31, 2017	7,643,202	7.37	12.09	8.48	$60,396,261
Options exercisable at March 31, 2017	5,823,714	5.28	12.91	8.24	$57,834,880
At March 31, 2017 and 2016, there were 2.7 million and 1.0 million vested options, respectively, outstanding on such dates.
(A) Stock Options Granted to Employees and Directors:
During the years ended March 31, 2017 and March 31, 2016 and for the period from October 31, 2014 (date of inception) through March 31, 2015, the Company granted to its employees and directors a total of 2.6 million, 1.8 million and 3.5 million options, respectively, with weighted average exercise prices of $13.09, $11.96 and $0.90, respectively, and recorded related share-based compensation expense of $23.1 million, $16.3 million and $0.5 million, respectively.  This share-based compensation expense is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2017, total unrecognized compensation expense related to non-vested options was $47.6 million and is expected to be recognized over the remaining weighted-average service period of 2.58 years.
(B) Share-Based Compensation for Related Parties:
(1) Stock Options Granted to Non-Employees:
During the years ended March 31, 2017 and March 31, 2016 and the period from October 31, 2014 (date of inception) to March 31, 2015, the Company granted stock options to purchase 86,700, 215,000 and 527,500 shares, respectively, of the Company's common shares to employees of RSI as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees is accounted for by the Company in accordance with the authoritative guidance for non-employee equity awards and is remeasured on each valuation date until performance is complete using the Black-Scholes pricing model.
Each award is subject to a specified vesting schedule. Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $1.6 million, $1.1 million and $0.1 million of share-based compensation expense, respectively, for the years ended March 31, 2017 and March 31, 2016 and the period from October 31, 2014 (date of inception) to March 31, 2015. The share-based compensation was recorded as research and development and general and administrative expense in the accompanying consolidated statements of operations. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $4.4 million as of March 31, 2017, which will be recognized over the weighted-average remaining requisite service period of 2.16 years.

(2) Share-Based Compensation Allocated to the Company by RSL:
The Company incurs share-based compensation expense for RSL common share awards and RSL options issued by RSL to RSL and RSI employees. Share-based compensation expense is allocated to the Company by RSL based upon the relative percentage of time utilized by RSL and RSI employees on Company matters.
These share-based compensation amounts include compensation expense for BVC awards prior to the BVC Merger on December 4, 2015. On December 4, 2015, BVC Ltd. (‘‘BVC’’), a non-public entity, which held a non-controlling ownership interest in RSL, the parent of the Company, was merged with and into RSL (the ‘‘BVC Merger’’), with RSL as the surviving entity. Prior to the BVC Merger the Company recorded share-based compensation expense, in relation to the share-based awards issued by BVC to RSI employees based on the changes in fair value of share-based awards which were remeasured at each reporting period date until performance was completed. As these BVC share-based awards were not based on the Company's or RSL’s shares, they were remeasured at each reporting period date until performance was completed. As a result of the BVC Merger, all outstanding BVC share-based awards were converted into RSL common share awards, with the same vesting and forfeiture terms as the original grant. The RSL common share awards are fair valued on the date of grant and that fair value is recognized over the requisite service period. On December 8, 2015 following the BVC Merger, RSL was recapitalized in conjunction with a private financing. The estimated fair value of these RSL common share awards was determined by the valuation of RSL in the December 8, 2015 private financing. As RSL is a non-public entity, the majority of the inputs used to estimate the fair value of the BVC awards prior to the BVC Merger and the RSL common share awards following the BVC Merger are classified as level 3 due to their unobservable nature. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded. RSL common share awards are subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including targets for RSL’s post-IPO market capitalization and future financing events). The Company estimated the fair value of each RSL option on the date of grant using the Black-Scholes closed-form option-pricing model.
The Company recorded share-based compensation expense of $10.9 million, $53.4 million and $0.4 million, respectively, for the years ended March 31, 2017 and March 31, 2016 and the period from October 31, 2014 (date of inception) to March 31, 2015, in relation to the RSL common share awards and options issued by RSL to RSL and RSI employees.
(3) Share-Based Compensation for Family Members:
In March 2015, Geetha Ramaswamy and Shankar Ramaswamy were granted stock options for 262,500 and 750,000 common shares of the Company, respectively, in each case with an exercise price of $0.90 per share. In September 2015, Sarah Friedhoff was granted stock options for 2,725 common shares of the Company. In April 2016, the Company granted Geetha Ramaswamy, Shankar Ramaswamy and Sarah Friedhoff stock options to purchase 43,000 common shares, 43,000 common shares and 10,000 common shares, respectively, as annual stock option grants in their capacities as employees of ASI. The Company recorded aggregate share-based compensation expense of $3.6 million, $3.4 million and $0.1 million, respectively, for the years ended March 31, 2017 and 2016 and the period from October 31, 2014 (date of inception) to March 31, 2015 in connection with the Company's option grants.
Shankar Ramaswamy, while previously employed by RSI, was also granted restricted stock in BVC. Following the BVC Merger, this restricted stock in BVC was converted into RSL common share awards, subject to vesting and forfeiture terms consistent with the original grant (See Note 8 (B) (2)). For the years ended March 31, 2017 and 2016 and the period from October 31, 2014 (date of inception) to March 31, 2015, respectively, the Company recorded share-based compensation expense of $0.5 million, $0.5 million and $0.1 million related to the RSL common share awards held by Shankar Ramaswamy (inclusive of the compensation expense noted above for BVC awards prior to the BVC Merger on December 4, 2015), which the Company has recorded as research and development expense in the accompanying consolidated statements of operations. At March 31, 2017, total unrecognized compensation expense related to these non-vested RSL common share awards was $0.6 million and is expected to be recognized over the remaining weighted average period of 1.27 years.

Note 9—Income Taxes

The loss before income taxes and the related tax benefit are as follows (in thousands):

	Year ended March 31, 2017	Year ended March 31, 2016	Period from October 31, 2014 (Date of Inception) through March 31, 2015
Loss before income taxes:
Bermuda	$(109,334)	$(119,207)	$(21,047)
Switzerland	(55,594)	—	—
United States	(17,083)	(13,955)	1
Total loss before income taxes	$(182,011)	$(133,162)	$(21,046)

Current taxes:
United States	1,326	306	1
Switzerland	—	—	—
Bermuda	—	—	—
Total current tax expense	1,326	306	1
Deferred taxes:
United States	(2,386)	(323)	—
Switzerland	—	—	—
Bermuda	—	—	—
Total deferred tax benefit	(2,386)	(323)	—
Total income tax (benefit) expense	(1,060)	(17)	1
The Company's provision for income taxes is based primarily on income taxes in the United States for federal, state and local income taxes. The Company's effective tax rate for the years ended March 31, 2017 and March 31, 2016 and for the period October 31, 2014 (date of inception) to March 31, 2015 was 0.58%, 0.01% and 0.00%, respectively, primarily due to the organization of the Company as a Bermuda Exempted Limited Company, for which there is no current tax regime, due to U.S. permanent unfavorable differences, and a valuation allowance that effectively eliminates the Company's net deferred tax assets in the United States. As of March 31, 2017 and March 31, 2016, the Company had an aggregate income tax receivable of $0.7 million and $1.0 million, respectively, from various federal, state, and local jurisdictions.
Deferred taxes reflect the tax effects of the differences between the amounts records as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets at March 31, 2017 and 2016 are as follows (in thousands):

	March 31, 2017	March 31, 2016
Research tax credits	$1,793	$283
Other	937	11
Swiss net operating loss	10,623	—
Depreciation	(21)	29
Share-based compensation	13,518	6,919
Subtotal	26,850	7,242
Valuation allowance	(24,141)	(6,919)
Total deferred tax assets	$2,709	$323
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. As a result of this assessment, valuation allowances of $13.5 million and $6.9 million related to share-based compensation and $10.6 million and $0.0 million related to Swiss net operating loss carryforward have been recorded as of March 31, 2017 and March 31, 2016, respectively. During the year ended March 31, 2017, the valuation allowance increased by $17.2 million. The Swiss net operating loss carryforward expires in year 2024. The Company believes that it is more likely than not, given the weight of available evidence, that all other deferred tax assets will be realized. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.
A reconciliation of income tax benefit computed at the Bermuda statutory rate to income tax benefit reflected in the financial statements is as follows:

	Year Ended		Year Ended		Period from October 31, 2014
	March 31, 2017		March 31, 2016		to March 31, 2015
	$ (000s)%		$ (000s)%		$ (000s)%

Income tax benefit at Bermuda statutory rate	$—	—%	$—	—%	$—	—%
Foreign rate differential	(18,140)	9.96	(4,745)	3.56	—	—
Valuation allowance	18,607	(10.22)	5,194	(3.90)	—	—
Other	(1,527)	0.84	(466)	0.35	1	—

Total income tax (benefit) expense	$(1,060)	0.58%	$(17)	0.01%	$1	—%

The Company files income tax returns in the United States federal, state and local jurisdictions. ASI filed its initial U.S. federal, state and local income tax returns for the fiscal year ended March 31, 2015 in December 2015. The Company is subject to tax examinations for fiscal year 2016 and forward in all applicable tax jurisdictions.

Note 10—Commitments and Contingencies

The Company has entered into commitments under an asset purchase agreement with GlaxoSmithKline ("GSK"), a development, marketing and supply agreement with Arena Pharmaceuticals, GmbH ("Arena") (See Note 3 (A)), its amended Services Agreement with RSI (See Note 6 (A)), a separate service agreement with RSG (See Note 6 (A)) and a license agreement with Qaam Pharmaceuticals LLC. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. The manufacturing agreements can be terminated by the Company with 30 days written notice. The Company expects to enter into other commitments as the business further develops.
During the year ended March 31, 2016, the Company entered into two subleases with RSI for office space in New York, NY. Under the terms of the subleases, RSI has annual rent obligations of approximately $1.5 million through 2020 pursuant to a master lease, which RSI pays directly and then invoices the Company based on the Company's proportionate share of the space and overhead expenses, calculated based upon the relative numbers of full-time equivalent employees located on the premises. As a result, the Company's rent obligations are not fixed. The initial terms of the two subleases were extended and will expire on March 31, 2018 and June 30, 2018. For the years ended March 31, 2017 and March 31, 2016 and the period from October 31, 2014 to March 31, 2015, the Company incurred $1.2 million, $0.6 million and $0, respectively, in rent expense under this arrangement with RSI.
As of March 31, 2017, the Company did not have any ongoing material financial commitments, other than pursuant to the GSK Agreement, Arena Development Agreement and Hercules Loan Agreement. Under the terms of the asset purchase agreement with GSK, the Company made a $5.0 million milestone payment in June 2016, which had been recorded as a contingent payment liability as of March 31, 2016 in the accompanying consolidated balance sheet.
The following table provides information with respect to contractual obligations as of March 31, 2017:

Contractual Obligations (in thousands)	Total	Under 1 year	1-2 years	2-3 years	3-4 years	4-5 years

Long-term debt obligations	$55,000	$—	$9,832	$21,288	$23,880	$—
Interest expense on long-term debt (1)	17,190	6,017	5,805	3,914	1,454	—
Total	72,190	6,017	15,637	25,202	25,334	—

(1) estimated using interest rate in effect at March 31, 2017

Note 11—Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly financial data for the years ended March 31, 2017 and March 31, 2016.

	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2016	2016	2016	2017	2015	2015	2015	2016
Total operating expenses	$37,907	$41,523	$47,972	$53,097	$24,879	$15,142	$62,554	$30,587
Net loss	(38,055)	(42,252)	(47,811)	(52,833)	(24,953)	(15,166)	(63,356)	(29,671)
Net loss per share attributable to common shareholders - basic and diluted	(0.38)	(0.43)	(0.48)	(0.53)	(0.31)	(0.15)	(0.64)	(0.30)

Note 12—Subsequent Events

In April 2017, we issued and sold 7,753,505 common shares, including 1,011,326 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at an offering price of $18.54 per common share for gross proceeds of $143.7 million. The net proceeds to us were approximately $134.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Jefferies LLC, JMP Securities LLC, Robert W. Baird & Co. Incorporated, and H.C. Wainwright & Co. LLC acted as underwriters. All of the common shares issued and sold were registered on a registration statement on Form S-3 (File No. 333-215387), which became effective on January 13, 2017.

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

10.12†+	Non-Employee Director Compensation Policy.

10.13†	Loan and Security Agreement, dated February 2, 2017, by and among the Registrant, Axovant Holdings Limited, Axovant Sciences GmbH, Axovant Sciences, Inc. and Hercules Capital, Inc., as amended.

10.14
Warrant Agreement, dated February 2, 2017, issued to Hercules Capital, Inc., incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37418), filed on February 3, 2017.

10.15†	First Amendment to Loan and Security Agreement, dated May 24, 2017, by and among the Registrant, Axovant Holdings Limited, Axovant Sciences GmbH, Axovant Sciences, Inc. and Hercules Capital, Inc.

10.16
Services Agreement, dated February 14, 2017, by and among Roivant Sciences GmbH and Axovant Sciences GmbH, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-37418), filed on February 14, 2017

10.17
Employment Agreement, dated April 7, 2017, by and between David Hung and Axovant Sciences, Inc., incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-37418), filed on April 10, 2017.

10.18
Employment Agreement, dated April 7, 2017, by and between Marion McCourt and Axovant Sciences, Inc., incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K (File No. 001-37418), filed on April 10, 2017.

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2†	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

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