Form 10-Q
period 2017-06-30
Axovant Sciences Ltd.
filed 2017-08-07
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017
 or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37418

Axovant Sciences Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1333697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1, 3rd Floor 11-12 St. James's Square London SW1Y 4LB, United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +44 203 318 9708
20-22 Bedford Row
London, United Kingdom
WC1R 4JS
(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on August 3, 2017, was 107,525,925.

AXOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements (Unaudited)

AXOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2017	March 31, 2017
Assets
Current assets:
Cash	$297,858	$212,573
Prepaid expenses and other current assets	7,627	6,457
Income tax receivable	1,224	658
Total current assets	306,709	219,688

Property and equipment, net	2,294	142
Deferred tax assets	—	2,709
Total assets	$309,003	$222,539

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,547	$8,551
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	4,466	2,919
Accrued expenses	38,041	34,796
Total current liabilities	51,054	46,266

Long term debt	51,752	51,436

Total liabilities	102,806	97,702

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 107,473,925 and 99,163,919 issued and outstanding at June 30, 2017 and March 31, 2017, respectively	1	1
Additional paid-in capital	610,811	459,601
Accumulated deficit	(404,644)	(335,143)
Accumulated other comprehensive income	29	378
Total shareholders’ equity	206,197	124,837
Total liabilities and shareholders’ equity	$309,003	$222,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2017	2016
Operating expenses:
Research and development expenses
(includes share-based compensation expense of $6,256 and $4,964 for the three months ended June 30, 2017 and 2016, respectively)	$43,712	$25,276
General and administrative expenses
(includes share-based compensation expense of $9,344 and $6,597 for the three months ended June 30, 2017 and 2016, respectively)	21,518	12,631
Total operating expenses	65,230	37,907
Other (income) expenses:
Interest expense	1,874	—
Other income	(357)	—
Loss before provision for income taxes	(66,747)	(37,907)
Income tax expense	2,519	148
Net loss	$(69,266)	$(38,055)
Net loss per common share — basic and diluted	$(0.65)	$(0.38)
Weighted average common shares outstanding — basic and diluted	106,400,912	99,150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2017	2016

Net loss	$(69,266)	$(38,055)
Other comprehensive loss:
Foreign currency translation adjustment	(349)	—
Total other comprehensive loss	(349)	—

Comprehensive loss	$(69,615)	$(38,055)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount

Balance at March 31, 2017	99,163,919	$1	$459,601	$(335,143)	$378	$124,837
Adjustment to adopt ASU 2016-09	—	—	235	(235)	—	—
Exercise of stock options	556,501	—	747	—	—	747
Stock issued for equity financing, net of underwriting discounts and commissions and offering expenses of $9.1 million	7,753,505	—	134,628	—	—	134,628
Share-based compensation expense	—	—	13,468	—	—	13,468
Capital contribution —share-based compensation expense	—	—	2,132	—	—	2,132
Foreign currency translation adjustment	—	—	—	—	(349)	(349)
Net loss	—	—	—	(69,266)	—	(69,266)
Balance at June 30, 2017	107,473,925	$1	$610,811	$(404,644)	$29	$206,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(69,266)	$(38,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized currency translation gain	(349)	—
Share-based compensation	15,600	11,561
Depreciation and amortization	335	11
Deferred tax assets	2,709	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,170)	1,565
Accounts payable	(4)	2,221
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	1,547	404
Accrued expenses	3,245	3,553
Income tax receivable	(566)	174
Net cash used in operating activities	(47,919)	(18,566)
Cash flows from investing activities:
Purchase of property and equipment	(2,171)	(28)
Net cash used in investing activities	(2,171)	(28)
Cash flows from financing activities:
Payment of contingent liability	—	(5,000)
Exercise of stock options	747	—
Cash proceeds from issuance of common shares, net of costs	134,628	—
Net cash provided by (used in) financing activities	135,375	(5,000)
Net change in cash	85,285	(23,594)
Cash—beginning of period	212,573	276,251
Cash—end of period	$297,858	$252,657
Supplemental disclosure of cash paid:
Income taxes	$375	$4
Interest expense	$1,512	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Axovant Sciences Ltd., together with its wholly owned subsidiaries (the ‘‘Company’’), is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative medicines to broadly address multiple forms of dementia and related neurological disorders. The Company is developing a pipeline of late- and early-stage product candidates that focuses on the cognitive, functional and behavioral aspects of debilitating conditions such as Alzheimer’s and Lewy body dementia and other neurological disorders.

The Company is an exempted limited company incorporated under the laws of Bermuda in October 2014 under the name Roivant Neurosciences Ltd. The Company changed its name to Axovant Sciences Ltd. in March 2015. The Company has four wholly owned subsidiaries. Axovant Holdings Limited (“AHL”), a direct wholly owned subsidiary of Axovant Sciences Ltd., was incorporated in England and Wales in August 2016; Axovant Sciences, Inc. (“ASI”), a direct wholly owned subsidiary of AHL, was incorporated in Delaware in February 2015; Axovant Sciences GmbH (“ASG”), a direct wholly owned subsidiary of AHL, was organized in Switzerland in August 2016; and Axovant Sciences America, Inc. (‘‘ASA’’), a direct wholly owned subsidiary of AHL, was incorporated in Delaware in July 2017. ASG holds the Company's intellectual property rights and is the principal operating company for conducting the Company’s business.

From its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, acquiring product candidates and preparing for and advancing its lead product candidates, intepirdine and nelotanserin, into clinical development for patients with Alzheimer's disease or Lewy body dementia. In addition, the Company has the rights to develop RVT-103, a combination of donepezil and a peripheral muscarinic receptor antagonist, and RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, and intends to develop these product candidates alone and in combination with intepirdine as potential treatments for patients with Alzheimer's disease or dementia with Lewy bodies. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months if it makes significant reductions in spending that would otherwise be required to commercialize intepirdine. The Company may be required to obtain further funding through other public or private offerings of its share capital, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all.

Note 2—Summary of Significant Accounting Policies

(A) Basis of Presentation:

The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on June 13, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (‘‘ASC’’) and Accounting Standards Update (‘‘ASU’’) of the Financial Accounting Standards Board (‘‘FASB’’). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 13, 2017.

(B) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, expenses and compensation expense allocated to the Company under its services agreements with Roivant Sciences, Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”), each a wholly owned subsidiary of the Company’s parent company, Roivant Sciences Ltd., as well as contingent liabilities, share-based compensation and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

(C) Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. An aggregate of 14.5 million common shares, issuable upon exercise of outstanding stock options and a warrant, were not included in the calculation of diluted weighted-average common shares outstanding for the three months ended June 30, 2017 because they were anti-dilutive. Stock options to purchase 7.3 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three months ended June 30, 2016 because they were anti-dilutive.

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
The Company’s financial instruments include cash and accounts payable. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The estimated fair value of the Company’s long term debt was $51.8 million as of June 30, 2017 and was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. See Note 4 for the actual book carrying value of the Company's long term debt at June 30, 2017.
(E) Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, ‘‘Leases (Topic 842)’’ (‘‘ASU No. 2016-02’’), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, ‘‘Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting’’ (“ASU No. 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company has adopted this guidance as of April 1, 2017, using a modified retrospective transition method. As a result of the adoption of this standard, the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $235 thousand to accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other amended requirements of ASU No. 2016-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Note 3—Accrued Expenses

As of June 30, 2017 and March 31, 2017, the Company’s accrued expenses consisted of the following (in thousands):

	June 30, 2017	March 31, 2017

Research and development expenses	$29,945	$27,667
Salaries, bonuses, and other compensation expenses	4,419	3,497
Legal expenses	671	1,271
Other expenses	3,006	2,361
Total accrued expenses	$38,041	$34,796

Note 4 - Long Term Debt

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
In April 2017, the Company completed a follow-on public offering of our common shares, from which it raised net proceeds of $134.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. On May 24, 2017, the Hercules Loan Agreement was amended such that the required minimum amount of unrestricted cash applies commencing on July 1, 2017 and is equal to the lesser of (i) $35.0 million (the “Applicable Amount”) plus certain aged accounts payable amounts (as further defined in the Hercules Loan Agreement) and (ii) the outstanding amount of debt under the Hercules Loan Agreement plus certain aged accounts payable (as further defined in the Hercules Loan Agreement), provided that the Applicable Amount may be lowered to $30 million upon the achievement of certain clinical and/or financial milestones, and further lowered to $25 million upon the achievement of certain other clinical and/or financial milestones, each as set forth in the Hercules Loan Agreement. This unrestricted cash covenant would still cease to apply if the Company achieves certain clinical development milestones, as set forth in the Hercules Loan Agreement.
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

Outstanding debt obligations are as follows (in thousands):

June 30, 2017

Principal amount	$55,000
Less: unamortized discount and debt issuance costs	(3,248)
Loan payable less unamortized discount and debt issuance costs	51,752
Less: current maturities	—
Long-term loan payable, net of current maturities	$51,752

Note 5—Related Party Transactions

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

In February 2017, the Company and ASI amended and restated the Services Agreement, effective as of December 13, 2016, to add ASG as a services recipient. In addition, in February 2017, ASG entered into a separate services agreement with RSG, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities.

Under the Services Agreements, for the three months ended June 30, 2017 and 2016, the Company incurred expenses of $2.7 million and $2.0 million, respectively, inclusive of a mark-up.

(B) Family Relationships:

Geetha Ramaswamy, MD, the Vice President, Medical and Scientific Strategy for ASI, is the mother of Vivek Ramaswamy, a director of ASL and the chief executive officer of RSL. Shankar Ramaswamy, MD, the Vice President of Global Medical Affairs of ASI, is the brother of Vivek Ramaswamy. Sarah Friedhoff, Senior Business Operations and Research and Development Specialist of ASI, is the daughter of Lawrence Friedhoff, the Company's Chief Development Officer.

Salary expenses were $66,950 and $65,000 for both Geetha Ramaswamy and Shankar Ramaswamy for the three months ended June 30, 2017 and 2016, respectively. Salary expenses were $19,313 and $17,917 for Sarah Friedhoff for the three months ended June 30, 2017 and 2016, respectively.

Note 6—Shareholders' Equity
In April 2017, we issued and sold 7,753,505 common shares, including 1,011,326 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at an offering price of $18.54 per common share for gross proceeds of $143.7 million. The net proceeds to us were approximately $134.6 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

Note 7—Share-Based Compensation

In March 2015, the Company adopted its 2015 Equity Incentive Plan (the ‘‘2015 Plan’’), under which 7.5 million of the Company’s common shares were originally reserved for grant. In May 2015, the Company’s Board of Directors amended the 2015 Plan to increase the number of common shares authorized for issuance thereunder to 9.5 million common shares. The amendment of the 2015 Plan became effective upon the execution of the underwriting agreement relating to the Company’s initial public offering of common shares in June 2015. In April 2017, the number of common shares authorized for issuance increased automatically to approximately 16.5 million in accordance with the terms of the 2015 Plan. At June 30, 2017, a total of 1.6 million common shares were available for future grant under the 2015 Plan and options to purchase approximately 14.3 million common shares were outstanding under the Plan with a weighted average exercise price of $13.04.

(A) Stock Options Granted to Employees and Directors:

During the three months ended June 30, 2017 and 2016, the Company granted options to purchase a total of 7.1 million and 2.0 million common shares, respectively, to its employees and directors, under the 2015 Plan. The Company recorded share-based compensation expense related to stock options issued to Company employees and directors of $12.2 million and $7.9 million, respectively, for the three months ended June 30, 2017 and 2016. At June 30, 2017, total unrecognized compensation expense related to non-vested options was $123.5 million, which is expected to be recognized over the remaining weighted-average service period of 3.22 years.

During the three months ended June 30, 2017, the Company granted two options, each to purchase 2,000,000 common shares (or an aggregate of 4,000,000 common shares) of the Company, to our Principal Executive Officer, Dr. Hung. The grant date fair value of one of the options to purchase 2,000,000 common shares was estimated using the Black-Scholes option pricing model and the fair value is recognized over the requisite service period. The other option to purchase 2,000,000 common shares is a performance-based award ("Second Option") which vests over a period of five years, contingent on the achievement of pre-determined performance-based milestones that are related to product development or the achievement of specified market targets. The grant date fair value for this Second Option was estimated using a Monte Carlo valuation model and is recognized using the accelerated method over the requisite service period.

(B) Share-Based Compensation for Related Parties:

(1) Stock Options Granted to Non-Employees:

During the three months ended June 30, 2017 and 2016, the Company granted options to purchase a total of 209,600 and 83,500 common shares, respectively, to employees of RSI as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees is accounted for by the Company in accordance with the authoritative guidance for non-employee equity awards and is remeasured on each valuation date until performance is complete using the Black-Scholes pricing model.

Each award is subject to a specified vesting schedule. Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $1.0 million and $0.4 million of share-based compensation expense for the three months ended June 30, 2017 and 2016, respectively. The share-based compensation was recorded as research and development and general and administrative expense in the accompanying condensed consolidated statements of operations. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $7.8 million as of June 30, 2017, which is expected to be recognized over the remaining weighted-average service period of 2.26 years.

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

The Company recorded share-based compensation expense of $2.1 million and $3.1 million, respectively, for the three months ended June 30, 2017 and 2016 in relation to the RSL common share awards and options issued by RSL to RSI employees.

(3) Share-Based Compensation for Family Members:

The Company granted Geetha Ramaswamy, Shankar Ramaswamy and Sarah Friedhoff options to purchase 37,500 common shares, 37,500 common shares and 12,500 common shares, respectively, during the three months ended June 30, 2017 as annual stock option grants in their capacities as employees of ASI. The Company recorded aggregate share-based compensation expense of $1.4 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, in connection with the Company's option grants.

Shankar Ramaswamy, while previously employed by RSI, was also granted RSL common shares. The Company recorded share-based compensation expense of $0.1 million and $0.2 million, respectively, for the three months ended June 30, 2017 and 2016 related to the RSL common share awards held by Shankar Ramaswamy, which the Company has recorded as research and development expense in the accompanying condensed consolidated statements of operations. At June 30, 2017, total unrecognized compensation expense related to these non-vested RSL common share awards was $0.5 million and is expected to be recognized over the remaining weighted-average service period of 1.02 years.

Note 8—Income Taxes

The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily federal, state and local income taxes in the United States. The Company's effective tax rate of (3.8)% and (0.4)% for the three months ended June 30, 2017 and 2016, respectively, differs from the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, stock compensation windfalls and a valuation allowance that effectively eliminates the Company's net deferred tax assets in the United States.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

The Company files income tax returns in the United States for federal, state and local jurisdictions. ASI filed its initial U.S. federal, state and local income tax returns for the fiscal year ended March 31, 2015 in December 2015. The Company is subject to income tax examinations for fiscal year 2015 and forward in all applicable tax jurisdictions.

Note 9—Commitments and Contingencies

The Company has entered into commitments under an asset purchase agreement with GlaxoSmithKline (“GSK”), a development, marketing, and supply agreement with Arena Pharmaceuticals, GmbH (“Arena”), the Hercules Loan Agreement, an amended services agreement with RSI, a separate service agreement with RSG (Refer to Note 5(A)) and a license agreement with Qaam Pharmaceuticals LLC. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. The Company expects to enter into other commitments as the business further develops.

During the quarter ended June 30, 2017, there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended March 31, 2017.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on June 13, 2017. Unless the context requires otherwise, references in this report to “Axovant”, the “Company,” “we,” “us,” and “our” refer to Axovant Sciences Ltd. and its subsidiaries.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and timing of our ongoing development programs for intepirdine, nelotanserin, RVT-103 and RVT-104;

•	the success of our interactions with international regulatory authorities;

•	our plans to develop and commercialize intepirdine, nelotanserin, RVT-103 and RVT-104;

•	the anticipated start dates, durations and completion dates of our ongoing and future preclinical studies and clinical trials;

•	the anticipated designs of our future clinical studies;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approval for our product candidates;

•	our anticipated commercial launch of our key product candidates, intepirdine and nelotanserin;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	continued service of our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our drug candidates;

•	our anticipated future cash position;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies;

•	the success of competing drugs that are or may become available;

•
our stated objective of becoming the leading biopharmaceutical company focused on neurology, with an initial emphasis on the treatment of dementia by addressing multiple forms and aspects of this condition.

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical studies and clinical trials and financial needs. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC. These risks are not exhaustive.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative medicines to broadly address multiple forms of dementia and related neurological disorders. We are developing a pipeline of late- and early-stage product candidates that focuses on the cognitive, functional and behavioral aspects of debilitating conditions such as Alzheimer’s and Lewy body dementia and other neurological disorders. Our vision is to become the leading biopharmaceutical company focused on neurology, with an initial emphasis on the treatment of dementia by addressing multiple forms and aspects of this condition.
Our near-term focus is to develop our lead product candidate, intepirdine, a selective 5-HT6 receptor antagonist, for the treatment of Alzheimer’s disease and dementia with Lewy bodies, or DLB, and to develop nelotanserin, our second product candidate, a highly selective 5-HT2A receptor inverse agonist, for the treatment of visual hallucinations in patients with Lewy body dementia, or LBD, movement disorder symptoms in patients with DLB and REM behavior disorder, or RBD, in patients with LBD. In addition, we are developing two other product candidates: RVT-103, a combination of donepezil and a peripheral muscarinic receptor antagonist, and RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, as potential treatments for patients with Alzheimer's disease or DLB. We intend to evaluate the safety and efficacy of RVT-103 and RVT-104 both alone and in combination with intepirdine.
We were founded in October 2014 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring our product candidates and preparing for and advancing our lead product candidates, intepirdine and nelotanserin, into clinical development. In June 2015, we completed our initial public offering, or IPO, from which we raised net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses paid by us. In February 2017, we and our subsidiaries entered into a loan and security agreement with Hercules Capital, Inc., from which we raised net proceeds of $53.5 million. In April 2017, we completed a follow-on public offering of our common shares, from which we raised net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and offering expenses paid by us.
To date, we have not generated any revenue and we recorded net losses of $69.3 million during the three months ended June 30, 2017 and $181.0 million for the year ended March 31, 2017. We have determined that we have one operating and reporting segment.
Our Product Pipeline
The following table summarizes the status of our development programs to which Axovant Sciences GmbH, our wholly owned subsidiary, holds global commercial rights:

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
Intepirdine MINDSET Phase 3 Study
In October 2015, we commenced a global, multi-center, double-blind, placebo-controlled confirmatory Phase 3 clinical study of intepirdine, which we refer to as the MINDSET study, for the treatment of patients with mild-to-moderate Alzheimer’s disease. Patient recruitment for the MINDSET study was completed in January 2017, with a total of 1,315 patients ultimately randomized. The MINDSET study is evaluating the safety, tolerability and efficacy of intepirdine over a 24-week period and compares 35 mg, once-daily oral doses of intepirdine to placebo in patients with mild-to-moderate Alzheimer's disease on a background of stable donepezil therapy. The primary endpoints of the study are changes in scores on the Alzheimer's Disease Assessment Scale-cognitive, or ADAS-cog, and the Alzheimer's Disease Cooperative Study Activities of Daily Living, or ADCS-ADL scales, which have been used as endpoints supporting regulatory approval of currently-marketed Alzheimer's disease treatments in the United States and Europe. We have received a Special Protocol Assessment, or SPA, from the FDA which states that the design and planned analysis of the MINDSET study adequately address the objectives necessary to support an application for marketing approval. The MINDSET study seeks to confirm the results of the prior 684-subject Phase 2b adjunctive therapy study conducted by GSK. We expect to report topline results of the MINDSET study in late September 2017.
Intepirdine MINDSET Open-Label Extension Study
Subjects completing the MINDSET Phase 3 study are eligible to enter a 12-month open-label extension, or OLE, safety study. In the OLE study, other medications for the treatment of Alzheimer's disease, including memantine and other cholinesterase inhibitors, may be administered in combination with intepirdine. To date, we have observed approximately 93% rollover of eligible, completing patients from the MINDSET study into the OLE study.
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
In September 2016, we initiated a double-blind, randomized, placebo-controlled Phase 2 crossover study of intepirdine to evaluate its effects on gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia. We intend to enroll approximately 40 patients in this Phase 2 study and will seek to further explore the reduced rate of falls observed with intepirdine treatment in the prior 684-patient Phase 2b study in mild-to-moderate Alzheimer’s disease in patients on background of stable donepezil therapy. We expect to report results from the Phase 2 gait and balance study in the fourth quarter of calendar year 2017.
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
In January 2016, we initiated a double-blind, randomized, placebo-controlled, cross-over Phase 2 clinical study of nelotanserin in approximately 20 patients with either DLB or Parkinson's disease dementia who had experienced frequent visual hallucinations. In February 2017, we reported preliminary results from a planned interim analysis of the first 11 patients to complete this pilot study. Among these patients, we observed a statistically significant 8.73 point difference in change from baseline at week 4 of a pre-specified primary endpoint of Unified Parkinson’s Disease Rating Scale (UPDRS) Parts II+III (p-value = 0.012) during periods in which patients received nelotanserin, as compared to periods during which those same patients received placebo. On the UPDRS Part II, which measures activities of daily living, there was a 1.11 point difference from placebo (p-value = 0.434). On the UPDRS Part III, which measures motor function, there was a 7.92 point difference from placebo (p-value = 0.005). Safety analysis included measurement of the incidence of adverse events. In the interim analysis, secondary endpoints evaluating visual hallucinations did not demonstrate statistically significant differences for nelotanserin relative to placebo. Based on these preliminary results, we plan to expand patient recruitment beyond the 20 patients already randomized, in order to confirm the treatment benefits observed in the interim results from this ongoing study. We expect to report results from the expanded study in the fourth quarter of calendar year 2017. In June 2017, we received Fast Track designation from the FDA for nelotanserin for the treatment of visual hallucinations in DLB.
Nelotanserin for Parkinsonism in Dementia with Lewy Bodies
Parkinsonism is a core feature of LBD, which includes patients diagnosed with both Parkinson’s disease dementia and DLB. Treatment with dopaminergic agents (such as L-DOPA and/or dopamine agonists) is common for patients with Parkinson’s disease, but dopaminergic therapy can exacerbate neuropsychiatric symptoms in patients diagnosed with DLB. We believe that there is a need for new therapeutic options for DLB patients that can reduce the burden of motor symptoms without increasing the risk of neuropsychiatric side-effects.

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
In March 2016, we initiated a four-week double-blind, randomized, placebo-controlled Phase 2 study in patients with DLB and Parkinson's disease dementia suffering from RBD. This study will utilize objective measures of efficacy as assessed in a sleep-lab setting. We expect to receive results from this study in the first quarter of calendar year 2018.
Nelotanserin Lewy Body Dementia Open-Label Extension Safety Study
Subjects completing either of the nelotanserin Phase 2 studies in LBD described above are eligible to enter a six-month OLE safety study. To date, three subjects in the OLE study exhibited elevated liver function test levels that led to discontinuation of the study drug. These subjects normalized their liver function test levels after they were taken off the study drug, and an independent Data Monitoring Committee, after reviewing their data, recommended continuing both of the nelotanserin Phase 2 studies and the OLE safety study with additional monitoring.
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
RVT-103 and RVT-104 in Alzheimer's Disease and Dementia with Lewy Bodies
Cholinesterase inhibitors are the standard of care in both Alzheimer’s disease and DLB. Despite their widespread use, many patients cannot tolerate the cholinesterase inhibitors because of their cholinergic side effects such as nausea, vomiting and diarrhea. We believe that drugs that can mitigate these cholinergic side effects will allow more patients to receive optimal cholinesterase inhibitor therapy.
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
Arena Development Agreement for Nelotanserin
In October 2015, we exercised an option to acquire global rights, title, interest and obligations in and to nelotanserin from our parent company, RSL. In May 2015, RSL entered into a development, marketing and supply agreement for nelotanserin with Arena Pharmaceuticals GmbH, or Arena, and we entered into a Waiver and Option Agreement with RSL. Upon the exercise of our option, we assumed RSL’s rights and obligations under the development, marketing and supply agreement with Arena, or the Arena Development Agreement. Under the Waiver and Option Agreement, we recorded $5.3 million as research and development expense which was 110% of the payments made to Arena by RSL, and the costs incurred by RSL in connection with the development of nelotanserin. We will be responsible for future contingent payments under the Arena Development Agreement, including up to $4.0 million in potential development milestone payments, up to $37.5 million in potential regulatory milestone payments and up to $60.0 million in potential commercial milestone payments. Under the Arena Development Agreement, we are also obligated to purchase all commercial supplies of nelotanserin from Arena at a fixed price equal to 15% of net sales of nelotanserin.
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
Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
In October 2014, we and our wholly owned subsidiary, Axovant Sciences, Inc., or ASI, entered into a services agreement with Roivant Sciences, Inc., or RSI, a wholly owned subsidiary of RSL, pursuant to which RSI provides us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions. In February 2017, in connection with the contribution and assignment of all of our intellectual property rights to Axovant Sciences GmbH, or ASG, we amended and restated this services agreement effective as of December 13, 2016, as a result of which ASG was added as a recipient of services from RSI. In addition, ASG also entered into a separate services agreement with Roivant Sciences GmbH, or RSG, a wholly owned subsidiary of RSL, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us or ASG, including administrative and support services as well as research and development services. In addition, we are obligated to pay to RSI and RSG at a pre-determined mark-up on the costs incurred directly by RSI and RSG in connection with any general and administrative and research and development services provided directly by RSI and RSG.
Under the services agreement in effect as of December 31, 2016, we incurred expenses of $2.7 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively, inclusive of the mark-up. We have recorded these charges as research and development expense and general and administrative expense in our condensed consolidated statements of operations.

Venture Debt Financing from Hercules Capital, Inc.

On February 2, 2017, we, AHL, ASG and ASI entered into a loan and security agreement, as amended on May 24, 2017, the ‘‘Loan Agreement’’, with Hercules Capital, Inc., or Hercules, under which we, AHL and ASG, or the Borrowers, borrowed an aggregate of $55.0 million, or the Term Loan. ASI has issued a guaranty of the Borrowers’ obligations under the Loan Agreement. At the closing of the Term Loan, the Borrowers paid Hercules a facility charge of $550,000. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. Debt issuance fees paid to Hercules were recorded as a discount on the debt and will be amortized to interest expense using the effective interest method over the life of the Loan Agreement. The Term Loan has a scheduled maturity date of March 1, 2021, or the Scheduled Maturity Date. The Borrowers are obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest through the Scheduled Maturity Date. The interest-only period may be extended until March 1, 2019 if we achieve certain clinical development milestones as set forth in the Loan Agreement. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.

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
Research and Development Expense
Since our inception, our operations have primarily been focused on organizing and staffing our company, raising capital, acquiring our product candidates and preparing for and advancing our product candidates, intepirdine, nelotanserin, RVT-103 and RVT-104, into clinical development. Our research and development expenses include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for research and development personnel;

•	costs allocated to us under the services agreements with RSI and RSG;

•	expenses incurred under agreements with contract research organizations, or CROs, as well as consultants who assist in the development of our product candidates;

•	manufacturing costs in connection with producing materials for use in conducting preclinical and clinical studies;

•
costs for planning, developing and conducting clinical studies for Alzheimer’s disease and other forms of dementia including evaluating intepirdine for patients with DLB and evaluating intepirdine for gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia;

•	costs for planning, developing and conducting clinical studies for nelotanserin for patients with LBD;

•
costs for planning, developing and conducting clinical studies for product candidates that combine cholinesterase inhibitors with peripheral muscarinic receptor antagonists including RVT-103 and RVT-104;

•	milestone payments and other costs that we incur under the GSK Agreement, the Arena Development Agreement and our license agreement with Qaam;

•	costs for sponsored research; and

•	depreciation expense for assets used in research and development activities.
Research and development activities will continue to be central to our business model. We expect our research and development expense to increase significantly primarily as a result of our ongoing Phase 3 MINDSET study for intepirdine, our ongoing intepirdine HEADWAY-DLB study in patients with DLB and other forms of dementia and our ongoing development program for nelotanserin in LBD. We expect our share-based compensation expense to increase as we continue to increase our number of employees and hire additional senior executives.
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

General and Administrative Expense
General and administrative expenses consist primarily of share-based compensation, legal and accounting fees, consulting services, services received under the services agreements with RSI and RSG and employee salaries and related benefits for general and administrative personnel.
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

Results of Operations for the Three Months Ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Operating expenses:
Research and development expenses
(includes share-based compensation expense of $6,256 and $4,964 for the three months ended June 30, 2017 and 2016, respectively)	$43,712	$25,276	$18,436
General and administrative expenses
(includes share-based compensation expense of $9,344 and $6,597 for the three months ended June 30, 2017 and 2016, respectively)	21,518	12,631	8,887
Total operating expenses	$65,230	$37,907	$27,323

Research and Development Expenses
Research and development expenses increased by $18.4 million, to $43.7 million, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increases in expenses for the ongoing MINDSET study. Research and development expenses for the three months ended June 30, 2017 consisted primarily of CRO fees of $23.3 million, share-based compensation expense of $6.3 million and CMO fees of $4.2 million, as well as employee salaries and benefits and payments made to consultants and other third-party vendors engaged in the development of our product candidates. The share-based compensation expense for the three months ended June 30, 2017 included $1.8 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
Research and development expenses were $25.3 million for the three months ended June 30, 2016, and consisted primarily of share-based compensation of $5.0 million, CRO fees of $9.9 million, CMO fees, payments made to consultants and other third party vendors engaged in the development of our product candidates and employee salaries and benefits. The share-based compensation expense included $2.7 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
General and Administrative Expenses
General and administrative expenses increased by $8.9 million, to $21.5 million, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a $2.7 million increase in share-based compensation expense and higher employee salaries and benefits resulting from increased headcount. General and administrative expenses for the three months ended June 30, 2017 consisted primarily of share-based compensation expense of $9.3 million and employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the services agreements with RSI and RSG. The share-based compensation expense for the three months ended June 30, 2017 included share-based compensation expense of $0.3 million for RSL common share awards and RSL options issued to RSI employees.

General and administrative expenses were $12.6 million for the three months ended June 30, 2016, and consisted primarily of share-based compensation expense of $6.6 million and employee salaries and related benefits, legal and professional fees, and direct and indirect costs allocated to us under the services agreements with RSI and RSG. The share-based compensation expense for the three months ended June 30, 2016 includes $0.4 million for RSL common share awards issued to RSI employees.

Interest Expense
Interest expense was $1.9 million for the three months ended June 30, 2017, consisting of interest paid and the amortization of debt discount related to the Hercules Loan Agreement.

There was no interest expense for the three months ended June 30, 2016.

Liquidity and Capital Resources
Overview
 As of June 30, 2017, we had cash totaling $297.9 million. Subsequent to March 31, 2017, we raised net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of 7,753,505 common shares in a follow-on public offering pursuant to a registration statement on Form S-3 that we filed with the SEC in December 2016. The registration statement permits for the offer and sale of up to $750.0 million of any combination of registered common shares, preferred shares, debt securities and warrants.
Loan and Security Agreement with Hercules Capital, Inc.
On February 2, 2017, we and our wholly owned subsidiaries, Axovant Holdings Limited, or AHL, Axovant Sciences GmbH, or ASG, and Axovant Sciences, Inc., or ASI, entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, as agent and lender. The loan and security agreement was amended on May 24, 2017 and is referred to herein, as amended, as the Hercules Loan Agreement. Pursuant to the Hercules Loan Agreement, we, AHL and ASG, as the borrowers, borrowed an aggregate of $55.0 million, or the Term Loan, at the closing. ASI issued a guaranty of the borrowers’ obligations under the Hercules Loan Agreement, and at the closing, we paid Hercules a facility charge of $550,000.
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

For the three months ended June 30, 2017, we used $47.9 million and $2.2 million of cash in our operating and investing activities, respectively. We have incurred and expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate revenue unless and until after we successfully complete development and obtain regulatory approval for one of our products in development. Our cash utilization may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities and activities related to potential commercialization. We anticipate that our expenses will increase substantially as we:

•
continue our Phase 3 MINDSET trial of intepirdine for the treatment of mild-to-moderate Alzheimer’s disease designed to support regulatory approval in the United States and Europe, and potentially initiate additional registrational studies to support regulatory approval in Japan;

•	continue our open-label extension study of intepirdine for patients completing the MINDSET study;

•	continue the intepirdine HEADWAY-DLB study of intepirdine for the treatment of DLB;

•	continue extension studies for patients completing the HEADWAY-DLB study;

•	continue studies of intepirdine for gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia;

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

Our primary use of cash is to fund the research and development of our product candidates. If the MINDSET study is successful, our expenditures will increase significantly and we believe that our existing cash resources will be sufficient to enable us to file our NDA for intepirdine for the treatment of mild-to-moderate Alzheimer’s disease and to fund our operating expenses and capital expenditure requirements into the first quarter of calendar year 2018. In the event the MINDSET study fails, we believe that our existing cash resources will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of calendar 2018. We have based our estimates on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. Our existing funds will not be sufficient to enable us to complete all necessary development and to commercially launch all of our products. Accordingly, we may be required to obtain further funding through other public or private offerings of our share capital, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or potentially discontinue operations.

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

Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(47,919)	$(18,566)
Net cash used in investing activities	(2,171)	(28)
Net cash provided by (used in) financing activities	135,375	(5,000)
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and amortization and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the three months ended June 30, 2017, net cash used in operating activities was $47.9 million and was primarily attributable to a net loss of $69.3 million which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses partially offset by $15.6 million of non-cash share-based compensation expense, an increase of $3.2 million in accrued liabilities and a decrease of $2.7 million in deferred tax assets. For the three months ended June 30, 2016, net cash used in operating activities was $18.6 million and was primarily attributable to a net loss of $38.1 million which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, and our general and administrative expenses, partially offset by $11.6 million of non-cash share-based compensation expense.
Investing Activities
For the three months ended June 30, 2017 and 2016, net cash used in investing activities was $2.2 million and $28,000, respectively, in each case consisting of purchases of furniture and equipment.

Financing Activities
For the three months ended June 30, 2017, net cash provided by financing activities was $135.4 million and consists primarily of net proceeds of $134.6 million received from the sale of 7,753,505 common shares in a follow-on public offering. For the three months ended June 30, 2016, net cash used in financing activities was $5.0 million, which represents the deferred payment made to GSK under the terms of the GSK Agreement in June 2016.
Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. We have entered into commitments under the GSK Agreement, the Arena Development Agreement, the Hercules Loan Agreement, an amended services agreement with RSI, a separate service agreement with RSG (Refer to Note 5(A)), and a license agreement with Qaam Pharmaceuticals LLC. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. The Company expects to enter into other commitments as the business further develops.
As of June 30, 2017, the Company did not have any ongoing material financial commitments, other than pursuant to the GSK Agreement, Arena Development Agreement and Hercules Loan Agreement.
During the quarter ended June 30, 2017, there were no material changes outside the ordinary course of business to our specified contractual obligations from those disclosed in our contractual obligations section included in our Annual Report on Form 10-K for the year ended March 31, 2017.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.  Significant estimates include assumptions used in the determination of some of our costs incurred under the services agreements with RSI and RSG, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of our common shares. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2017. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates described in our Annual Report on Form 10-K for the year ended March 31, 2017.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, ‘‘Leases (Topic 842)’’ (‘‘ASU No. 2016-02’’), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the new standard and its impact on our consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, ‘‘Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting’’ (“ASU No. 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. We have adopted this guidance as of April 1, 2017, using a modified retrospective transition method. As a result of the adoption of this standard, we elected to change our policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $235 thousand to accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other amended requirements of ASU No. 2016-09 did not have a material impact on our condensed consolidated financial statements and related disclosures.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk. As of June 30, 2017, we had cash of $297.9 million, consisting of non-interest bearing deposits denominated in the U.S. dollar and Swiss franc.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

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
We currently have a limited number of employees who are employed by our wholly owned subsidiaries and we rely on RSI and RSG to provide various administrative, research and development and other services.
As of June 30, 2017, we had 95 employees. We also rely in part on the administrative support and research and development services provided by our affiliates, RSI and RSG, wholly owned subsidiaries of RSL, pursuant to our services agreements with RSI and RSG. Personnel and support staff that provide services to us under these services agreements are not required to, and we do not expect that they will, have as their primary responsibility the management and administration of our business or act exclusively for us. Under these services agreements, RSI and RSG have the discretion to determine which of their employees will perform services for us. Further, Lawrence T. Friedhoff, M.D., Ph.D., our Chief Development Officer, and Michael Adasczik, our Principal Accounting Officer, are employees of RSI, and Marianne L. Romeo, our Head of Risk Management, is an employee of RSL. As a result, these officers are unlikely to allocate all of their time and resources to us.
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
We expect to hire, either directly or through ASI, ASG or ASA, additional employees for our managerial, clinical, scientific and engineering, operational, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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

•
potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;; or

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
The commencement and completion of clinical trials may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a trial;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites;

•	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;

•	changes in or modifications to clinical trial design;

•	failure to manufacture or obtain supply of sufficient quantities of a drug candidate or placebo or failure to obtain sufficient quantities of concomitant medication for use in clinical trials;

•	inability or unwillingness of medical investigators to follow our clinical and other applicable protocols;

•	inability to monitor patients adequately during or after treatment;

•	failure to establish sufficient number of clinical trial sites; or

•	clinical sites or others deviating from trial protocol, inappropriately unblinding results, or dropping out of a trial.

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

A Fast Track designation by or Special Protocol Assessment with the FDA may not actually lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation in the United States from the FDA. The FDA has broad discretion whether or not to grant this designation. A Special Protocol Assessment (SPA) agreement between a sponsor and FDA indicates the agency’s concurrence with the adequacy and acceptability of the clinical trial design to support a submission for marketing approval, but neither modifies the standard of evidence required for nor guarantees marketing approval. We have applied for and received Fast Track designation from the FDA for intepirdine in the treatment of dementia with Lewy bodies, as well as for nelotanserin in the treatment of visual hallucinations in DLB, and we may apply for that designation for some or all of our other product candidates in the future. We also have in place a SPA agreement for the MINDSET study of intepirdine in patients with mild-to-moderate Alzheimer’s disease, and may seek a SPA agreement for some or all of our other product candidates in the future. The Fast Track designations and SPA agreement we received, as is the case for any other Fast Track designation or SPA agreement we may obtain or enter into in the future, do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs, and may rescind a SPA agreement if a substantial scientific issue essential to determining the safety or efficacy of the product has been identified after the trial has begun.
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
Adverse events caused by our product candidates or that of adjuncts could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical trials for our product candidates or any future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted. In addition, if the FDA determines that a drug candidate may present a risk of substance abuse, it can recommend to the Drug Enforcement Administration that the drug be scheduled under the Controlled Substances Act. The laws and regulations governing controlled substances could limit commercialization of our product candidates, and failure to comply with those laws and regulations could also result in adverse regulatory, legal, and operational consequences.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on manufacturing such products;

•	restrictions on the labeling or marketing of such products;

•	restrictions on product marketing, distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning or untitled letters;

•	withdrawal of the products from the market;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of such products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

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

We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which has not yet fully occurred. For example, in January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Further, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans released and then updated a bill to replace the Affordable Care Act known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the Affordable Care Act without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. Congress will likely consider other legislation to replace elements of the Affordable Care Act. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

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
Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	failure to satisfy their contractual duties or obligations;

•	inability to meet our product specifications and quality requirements consistently;

•	delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	failure to comply with applicable laws, regulations and standards, including cGMP and similar foreign standards;

•	deficient or improper record-keeping;

•	contractual restrictions on our ability to engage additional or alternative manufacturers;

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

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
Any of these events affecting our product candidates or those of adjuncts such as donepezil could lead to clinical trial delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize our products, as well as potential product liability litigation, product recalls or product withdrawals. Some of these events could be the basis for FDA action, including injunction, recall, seizure, or total or partial suspension of production.
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

Although our common shares are listed on the NYSE, we cannot assure you that an active trading market for our common shares will continue to develop or be sustained. In addition, as a result of RSL owning approximately 69.8% of our common shares, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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
Based on common shares outstanding as of June 30, 2017, RSL beneficially owns approximately 69.8% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.

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
We have filed registration statements on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plans from time to time. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates. We also filed a “shelf” registration statement on Form S-3 under the Securities Act in December 2016, allowing us, from time to time, to offer up to $750 million of any combination of registered common shares, preferred shares, debt securities and warrants. In April 2017, we offered and sold approximately $134.6 million of our common shares, net of underwriting discounts and commissions and offering expenses, pursuant to this registration statement.
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
Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (assuming we are not a “controlled foreign corporation,” or a CFC, under Section 957(a) of the Internal Revenue Code of 1986, as amended, for the year being tested which may be determined in large part by reference to the market value of our common shares, which may be volatile) from time to time. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and subsequent financings in our business. We believe that we were not a CFC prior to our IPO and were not a CFC at any point after our IPO in the taxable years that ended on March 31, 2016 and March 31, 2017. Based on this belief, with respect to the taxable year that ended on March 31, 2017 and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years.

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
As of June 30, 2017, we have used $224.8 million of the net proceeds from the IPO primarily to fund the nonclinical and clinical development of intepirdine and nelotanserin, to expand our internal research and development capabilities, and for general corporate purposes.
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

AXOVANT SCIENCES LTD.

		By:	/s/ Gregory Weinhoff
Date	August 7, 2017		Gregory Weinhoff (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1	Certificate of Incorporation. (1)

3.2	Memorandum of Association. (2)

3.3	Amended and Restated Bye-laws. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

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