Form 10-Q
period 2017-09-30
Axovant Sciences Ltd.
filed 2017-11-02
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on October 31, 2017, was 107,710,160.

AXOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements (Unaudited)

AXOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2017	March 31, 2017
Assets
Current assets:
Cash	$235,373	$212,573
Prepaid expenses and other current assets	4,587	6,457
Income tax receivable	2,813	658
Total current assets	242,773	219,688

Property and equipment, net	3,367	142
Deferred tax assets	—	2,709
Total assets	$246,140	$222,539

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,860	$8,551
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	4,242	2,919
Accrued expenses	33,794	34,796
Total current liabilities	40,896	46,266

Long term debt	52,068	51,436

Total liabilities	92,964	97,702

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 107,710,160 and 99,163,919 issued and outstanding at September 30, 2017 and March 31, 2017, respectively	1	1
Additional paid-in capital	626,777	459,601
Accumulated deficit	(473,730)	(335,143)
Accumulated other comprehensive income	128	378
Total shareholders’ equity	153,176	124,837
Total liabilities and shareholders’ equity	$246,140	$222,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development expenses
(includes share-based compensation expense of $5,916 and $4,473 for the three months ended September 30, 2017 and 2016 and $12,172 and $9,437 for the six months ended September 30, 2017 and 2016, respectively)	$38,555	$32,074	$82,267	$57,350
General and administrative expenses
(includes share-based compensation expense of $9,424 and $3,464 for the three months ended September 30, 2017 and 2016 and $18,768 and $10,061 for the six months ended September 30, 2017 and 2016, respectively)	30,112	9,449	51,630	22,080
Total operating expenses	68,667	41,523	133,897	79,430
Other expenses (income):
Interest expense	1,878	—	3,752	—
Other expense (income)	131	—	(226)	—
Loss before provision for income taxes	(70,676)	(41,523)	(137,423)	(79,430)
Income tax (benefit) expense	(1,590)	729	929	877
Net loss	$(69,086)	$(42,252)	$(138,352)	$(80,307)
Net loss per common share — basic and diluted	$(0.64)	$(0.43)	$(1.29)	$(0.81)
Weighted average common shares outstanding — basic and diluted	107,593,609	99,160,445	107,000,519	99,155,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(69,086)	$(42,252)	$(138,352)	$(80,307)
Other comprehensive gain (loss):
Foreign currency translation adjustment	99	—	(250)	—
Total other comprehensive gain (loss)	99	—	(250)	—
Comprehensive loss	$(68,987)	$(42,252)	$(138,602)	$(80,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount

Balance at March 31, 2017	99,163,919	$1	$459,601	$(335,143)	$378	$124,837
Adjustment to adopt ASU 2016-09	—	—	235	(235)	—	—
Exercise of stock options	662,909	—	1,486	—	—	1,486
Exercise of warrant	129,827	—	—	—	—	—
Stock issued for equity financing, net of underwriting discounts and commissions and offering expenses of $9.2 million	7,753,505	—	134,515	—	—	134,515
Share-based compensation expense	—	—	26,576	—	—	26,576
Capital contribution —share-based compensation expense	—	—	4,364	—	—	4,364
Foreign currency translation adjustment	—	—	—	—	(250)	(250)
Net loss	—	—	—	(138,352)	—	(138,352)
Balance at September 30, 2017	107,710,160	$1	$626,777	$(473,730)	$128	$153,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(138,352)	$(80,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized currency translation gain	(250)	—
Share-based compensation	30,940	19,498
Depreciation and amortization	1,050	22
Deferred tax assets	2,709	283
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,870	760
Accounts payable	(5,691)	8,888
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	1,323	892
Accrued expenses	(1,002)	8,108
Income tax receivable	(2,155)	295
Net cash used in operating activities	(109,558)	(41,561)
Cash flows from investing activities:
Purchases of property and equipment	(3,643)	(36)
Net cash used in investing activities	(3,643)	(36)
Cash flows from financing activities:
Payment of contingent liability	—	(5,000)
Exercise of stock options	1,486	10
Cash proceeds from issuance of common shares, net of costs	134,515	—
Net cash provided by (used in) financing activities	136,001	(4,990)
Net change in cash	22,800	(46,587)
Cash—beginning of period	212,573	276,251
Cash—end of period	$235,373	$229,664
Non-cash financing activities:
Issuance of common stock upon exercise of warrant	$2,594	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Axovant Sciences Ltd., together with its wholly owned subsidiaries (the ‘‘Company’’), is a clinical-stage biopharmaceutical company dedicated to advancing treatments for patients with life-altering neurologic conditions. The Company is developing a pipeline of product candidates that focuses on the cognitive, functional and behavioral aspects of debilitating conditions such as Alzheimer’s, Lewy body dementia and other neurological disorders.

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

From its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, acquiring product candidates and preparing for and advancing its lead product candidates, intepirdine and nelotanserin, into clinical development for patients with Alzheimer's disease or Lewy body dementia. In addition, the Company has the rights to develop RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, and intends to develop this product candidate as a potential treatment for patients with Alzheimer's disease or dementia with Lewy bodies. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months. The Company may be required to obtain further funding through public or private equity offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all.

Note 2—Summary of Significant Accounting Policies

(A) Basis of Presentation:

The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on June 13, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (‘‘ASC’’) and Accounting Standards Update (‘‘ASU’’) of the Financial Accounting Standards Board (‘‘FASB’’). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 13, 2017.

(B) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to the assets, liabilities, costs and expenses (including compensation expense) allocated to the Company under its services agreements with Roivant Sciences, Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”), each a wholly owned subsidiary of the Company’s parent company, Roivant Sciences Ltd., as well as contingent liabilities, share-based compensation and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

(C) Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. Stock options to purchase 5.4 million and 10.4 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and six months ended September 30, 2017, respectively, because they were anti-dilutive. Stock options to purchase 7.4 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and six months ended September 30, 2016 because they were anti-dilutive.

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

Fair value is identified as the exchange price, or exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:

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
The Company’s financial instruments include cash and accounts payable. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The estimated fair value of the Company’s long term debt was $52.1 million as of September 30, 2017 and was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. See Note 4 for the actual book carrying value of the Company's long term debt at September 30, 2017.
(E) Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, ‘‘Leases (Topic 842)’’ (‘‘ASU No. 2016-02’’), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating ASU No. 2016-02 and its impact on the Company's consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, ‘‘Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting’’ (“ASU No. 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this guidance as of April 1, 2017, using a modified retrospective transition method. As a result of the adoption of this standard, the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $235,000 to accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other amended requirements of ASU No. 2016-09 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, ‘‘Business Combinations (Topic 805): Clarifying the Definition of a Business’’ (‘‘ASU No. 2017-01’’), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU No. 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company will apply the guidance to applicable transactions after the adoption date. The impact on the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

Note 3—Accrued Expenses

As of September 30, 2017 and March 31, 2017, the Company’s accrued expenses consisted of the following (in thousands):

	September 30, 2017	March 31, 2017

Research and development expenses	$20,934	$27,667
Salaries, bonuses, and other compensation expenses	6,750	3,497
Legal expenses	1,122	1,271
Other expenses	4,988	2,361
Total accrued expenses	$33,794	$34,796

Note 4—Long Term Debt

On February 2, 2017, the Company and its subsidiaries, AHL, ASG and ASI entered into a loan and security agreement (as amended on May 24 and September 22, 2017, the “Hercules Loan Agreement”) with Hercules Capital, Inc., (“Hercules”), under which the Company, AHL and ASG (the "Borrowers") borrowed an aggregate of $55.0 million (the “Term Loan”). Pursuant to the Hercules Loan Agreement, ASI has issued a guaranty of the Borrowers’ obligations under the Hercules Loan Agreement. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers are obligated to make monthly payments of accrued interest under the Hercules Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest beginning October 1, 2018 through March 1, 2021. In connection with the Hercules Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.
In April 2017, the Company completed a follow-on public offering of its common shares, from which it raised net proceeds of $134.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. On May 24, 2017, the Hercules Loan Agreement was amended such that the required minimum amount of unrestricted cash is equal to the lesser of (i) $35.0 million (the “Applicable Amount”) plus certain aged accounts payable amounts (as further defined in the Hercules Loan Agreement) and (ii) the outstanding amount of debt under the Hercules Loan Agreement plus certain aged accounts payable (as further defined in the Hercules Loan Agreement), provided that the Applicable Amount may be lowered to $30 million upon the achievement of certain clinical and/or financial milestones, and further lowered to $25 million upon the achievement of certain other clinical and/or financial milestones, each as set forth in the Hercules Loan Agreement.
The Hercules Loan Agreement also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement. At no time has the Company been in default under the provisions of the Hercules Loan Agreement.
In addition, for so long as the Term Loan remains outstanding, the Company shall be required to use its commercially reasonable efforts to afford Hercules the opportunity to participate in future underwritten equity offerings of the Company’s common shares up to a specified amount.
In connection with the Hercules Loan Agreement, the Company issued a warrant to Hercules, exercisable for an aggregate of 274,086 of the Company’s common shares at an exercise price of $12.04 per share (the “Warrant”). In August 2017, Hercules exercised the Warrant and received a net issuance of 129,827 of the Company's common shares.
The Company has accounted for the Warrant as an equity instrument since it was indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance was approximately $2.3 million and was treated as a discount to the debt. This amount will be amortized to interest expense under the effective interest method over the life of the Term Loan, which is a period of 48 months. The Company estimated the value of the Warrant using the Black-Scholes model. The key assumptions used to value the Warrant were as follows:

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

Outstanding debt obligations are as follows (in thousands):

September 30, 2017

Principal amount	$55,000
Less: unamortized discount and debt issuance costs	(2,932)
Loan payable less unamortized discount and debt issuance costs	52,068
Less: current maturities	—
Long-term loan payable, net of current maturities	$52,068

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

Under the Services Agreements, for the three months ended September 30, 2017 and 2016, the Company incurred expenses of $1.6 million and $1.5 million, respectively, inclusive of the pre-determined mark-up. For the six months ended September 30, 2017 and 2016, the Company incurred expenses of $4.4 million and $3.4 million, respectively, inclusive of the pre-determined mark-up.

(B) Family Relationships:

Lawrence Friedhoff, MD, PhD, formerly the Chief Development Officer of ASI, Geetha Ramaswamy, MD formerly the Vice President, Medical and Scientific Strategy for ASI, and Sarah Friedhoff, formerly Senior Business Operations and Research and Development Specialist of ASI, are no longer the Company's employees. Geetha Ramaswamy, is the mother of Vivek Ramaswamy, a director of ASL and a director of RSI, the Chief Executive Officer of RSI. Sarah Friedhoff is the daughter of Lawrence Friedhoff, Chief of Research & Development of RSI. Shankar Ramaswamy, MD, the Vice President of Global Medical Affairs of ASI, is the brother of Vivek Ramaswamy.

Salary expenses for both Geetha Ramaswamy and Shankar Ramaswamy were $66,950 and $65,000 for the three months ended September 30, 2017 and 2016, respectively, and $133,900 and $130,000 for the six months ended September 30, 2017 and 2016, respectively. Salary expenses for Sarah Friedhoff were $19,312 and $18,750 for the three months ended September 30, 2017 and 2016, respectively, and $38,625 and $37,500 for the six months ended September 30, 2017 and 2016, respectively.

Note 6—Shareholders' Equity
In April 2017, the Company issued and sold 7,753,505 common shares, including 1,011,326 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at an offering price of $18.54 per common share for gross proceeds of $143.7 million. The net proceeds to the Company were approximately $134.5 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

Note 7—Share-Based Compensation

In March 2015, the Company adopted its 2015 Equity Incentive Plan (the ‘‘2015 Plan’’), under which 7.5 million of the Company’s common shares were originally reserved for grant. In May 2015, the Company’s Board of Directors amended the 2015 Plan to increase the number of common shares authorized for issuance thereunder to 9.5 million common shares. This amendment of the 2015 Plan became effective upon the execution of the underwriting agreement relating to the Company’s initial public offering of common shares in June 2015. In April 2017, the number of common shares authorized for issuance increased automatically to approximately 16.5 million in accordance with the terms of the 2015 Plan. In June 2017, the Company's Board of Directors amended the 2015 Plan to increase the number of common shares authorized for issuance thereunder to approximately 20.5 million. This amendment became effective upon shareholder approval in August 2017. At September 30, 2017, a total of 4.1 million common shares were available for future grant under the 2015 Plan and options to purchase approximately 15.7 million common shares were outstanding under the Plan with a weighted average exercise price of $14.07.

(A) Stock Options Granted to Employees and Directors:

During the six months ended September 30, 2017 and 2016, the Company granted options to purchase a total of 8.8 million and 2.0 million common shares, respectively, to its employees and directors, under the 2015 Plan. The Company recorded share-based compensation expense related to stock options issued to Company employees and directors of $12.7 million and $5.0 million, respectively, for the three months ended September 30, 2017 and 2016, and $24.9 million and $12.8 million, respectively, for the six months ended September 30, 2017 and 2016. At September 30, 2017, total unrecognized compensation expense related to non-vested options was $130.4 million, which is expected to be recognized over the remaining weighted-average service period of 3.21 years.

During the six months ended September 30, 2017, the Company granted two options, each to purchase 2,000,000 common shares (or an aggregate of 4,000,000 common shares) of the Company, to our Principal Executive Officer, Dr. Hung. The grant date fair value of one of the options to purchase 2,000,000 common shares was estimated using the Black-Scholes option pricing model and the fair value is recognized over the requisite service period. The other option to purchase 2,000,000 common shares is a performance-based award (the "Second Option") which vests over a period of five years, contingent on the achievement of pre-determined performance-based milestones that are related to product development or the achievement of specified market targets. The grant date fair value for the Second Option was estimated using a Monte Carlo valuation model and is recognized using the accelerated method over the requisite service period.

(B) Share-Based Compensation for Related Parties:

(1) Stock Options Granted to Non-Employees:

During the six months ended September 30, 2017 and 2016, the Company granted options to purchase a total of 206,600 and 83,500 common shares, respectively, to employees of RSI as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees is accounted for by the Company in accordance with the authoritative guidance for non-employee equity awards and is remeasured on each valuation date until performance is complete using the Black-Scholes pricing model.

Each award is subject to a specified vesting schedule. Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $0.3 million and $0.4 million of share-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $0.8 million of share-based compensation for the six months ended September 30, 2017 and 2016, respectively. The share-based compensation was recorded as research and development and general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $3.7 million as of September 30, 2017, which is expected to be recognized over the remaining weighted-average service period of 2.41 years.

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

The Company recorded share-based compensation expense of $2.3 million for each of the three months ended September 30, 2017 and 2016 and $4.4 million and $5.4 million for the six months ended September 30, 2017 and 2016, respectively, in relation to the RSL common share awards and options issued by RSL to RSI employees.

(3) Share-Based Compensation for Family Members:

The Company granted Geetha Ramaswamy, Shankar Ramaswamy and Sarah Friedhoff options to purchase 37,500 common shares, 37,500 common shares and 12,500 common shares, respectively, during the six months ended September 30, 2017 as annual stock option grants in their capacities as employees of ASI. The Company recorded aggregate share-based compensation expense of $1.0 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $2.4 million and $1.8 million for the six months ended September 30, 2017 and 2016, respectively, in connection with such option grants.

Shankar Ramaswamy, while previously employed by RSI, was also granted RSL common shares. The Company recorded share-based compensation expense of $0.1 million for each of the three months ended September 30, 2017 and 2016 and $0.2 million and $0.3 million for the six months ended September 30, 2017 and 2016, respectively, related to the RSL common share awards held by Shankar Ramaswamy, which the Company has recorded as research and development expense in the accompanying unaudited condensed consolidated statements of operations. At September 30, 2017, total unrecognized compensation expense related to these non-vested RSL common share awards was $0.4 million and is expected to be recognized over the remaining weighted-average service period of 0.77 years.

Note 8—Income Taxes

The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily federal, state and local income taxes in the United States. The Company's effective tax rate was 2.2% and (1.8)% for the three months ended September 30, 2017 and 2016, respectively. The Company's effective tax rate of (0.7)% and (1.1)% for the six months ended September 30, 2017 and 2016, respectively, differs from the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, stock compensation deductions and a valuation allowance that effectively eliminates the Company's net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 9—Commitments and Contingencies

The Company has entered into commitments under an asset purchase agreement with GlaxoSmithKline (“GSK”), a development, marketing, and supply agreement with Arena Pharmaceuticals GmbH (“Arena”), the Hercules Loan Agreement, an amended services agreement with RSI, a separate service agreement with RSG (Refer to Note 5(A)) and a license agreement with Qaam Pharmaceuticals LLC. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. Expenditures to CROs and CMOs represent significant costs in clinical development. Subject to required notice periods and the Company's obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into other commitments as the business further develops.

During the six months ended September 30, 2017, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended March 31, 2017.

Note 10—Subsequent Events

In October 2017, the Company committed to a corporate realignment to focus its efforts and resources on the Company’s ongoing and future programs that includes a reduction in its workforce. The Company expects to complete the reduction in headcount, including the payment of any employee severance and benefits, by the fourth quarter of fiscal 2017.

As a result of the reduction, the Company estimates that it will incur aggregate charges of approximately $1.5 million for one-time severance and related costs in the third quarter of fiscal 2017, of which all such charges are expected to result in cash expenditures.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and timing of our ongoing development programs for intepirdine, nelotanserin and RVT-104;

•	the success of our interactions with international regulatory authorities;

•	our plans to develop and commercialize intepirdine, nelotanserin and RVT-104;

•	the anticipated start dates, durations and completion dates of our ongoing and future preclinical studies and clinical trials;

•	the evaluation of the feasibility of studying higher doses of intepirdine in the OLE study population, including the potential influence on such evaluation by the results of the HEADWAY study;

•	the anticipated designs of our future clinical studies;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approval for our product candidates;

•	our anticipated commercial launch of our key product candidates, intepirdine and nelotanserin;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	continued service of our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our drug candidates;

•	our anticipated future cash position;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies;

•	the success of competing drugs that are or may become available;

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

Overview
We are a clinical-stage biopharmaceutical company dedicated to advancing treatments for patients with life-altering neurologic conditions. To date, our primary focus has been on developing intepirdine, an orally administered antagonist of the 5-HT6 receptor, for the treatment of Alzheimer's disease and dementia with Lewy bodies, or DLB, and our second product candidate, nelotanserin, a potent and highly selective inverse agonist of the 5-HT2A receptor, for the treatment of visual hallucinations in patients with Lewy body dementia, or LBD, movement disorder symptoms in patients with DLB and REM behavior disorder, or RBD, in patients with LBD. In September 2017, we announced that the Phase 3 MINDSET clinical trial of 35 mg intepirdine in patients with mild-to-moderate Alzheimer's disease who were receiving background donepezil therapy did not meet its co-primary efficacy endpoints. We are continuing to advance the products in our pipeline, focusing on the cognitive, functional and behavioral aspects of debilitating conditions such as Alzheimer's and Lewy body dementia and other neurological disorders and are also committed to identifying, developing and commercializing other novel treatments for unmet needs in neurology, including areas outside of dementia. We are actively exploring opportunities to obtain rights to additional products, product candidates and technologies to continue to build our pipeline.
In September 2017, we announced top-line results from the MINDSET study. At 24 weeks, patients treated with 35 mg of intepirdine did not experience improvement in cognition or in measures of activities of daily living as measured by the Alzheimer's Disease Assessment Scale-Cognitive Subscale (ADAS-Cog) and by the Alzheimer's Disease Cooperative Study-Activities of Daily Living scale (ADCS-ADL), respectively, compared to patients treated with placebo. After 24 weeks of treatment, change from baseline in cognition was non-significantly improved in the intepirdine arm versus the placebo arm (0.36 ADAS-Cog points; p-value = 0.22). In addition, there was essentially no difference between the intepirdine and placebo arms in change from baseline in activities of daily living (0.09 ADCS-ADL points; p-value = 0.83). Of the endpoints analyzed to date, the only endpoint in which any significant improvement was seen in the intepirdine arm versus the placebo arm was in the first key secondary endpoint, the Clinician Interview-Based Impression of Change plus caregiver interview, or CIBIC+ (0.12 CIBIC+ points; p-value = 0.02). In the study, intepirdine was generally well tolerated. We have discontinued plans to develop the 35 mg dose of intepirdine for Alzheimer's disease and RVT-103 for Alzheimer's disease.
We will continue to develop intepirdine for the treatment of DLB in our HEADWAY study testing 35 mg and 70 mg compared to placebo. We are also studying the effects of intepirdine on gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia in an ongoing Phase 2 study. We are continuing to develop nelotanserin, a highly selective 5-HT2A receptor inverse agonist, for the treatment of visual hallucinations in patients with LBD, movement disorder symptoms in patients with DLB and RBD, in patients with LBD. In addition, we are also developing RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, as a potential treatment for patients with Alzheimer's disease or DLB.
We were founded in October 2014 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring our product candidates and advancing our lead product candidates, intepirdine and nelotanserin, into clinical development. In June 2015, we completed our initial public offering, or IPO, from which we raised net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses paid by us. In February 2017, we and our subsidiaries entered into a loan and security agreement with Hercules Capital, Inc., from which we raised net proceeds of $53.5 million. In April 2017, we completed a follow-on public offering of our common shares, from which we raised net proceeds of approximately $134.5 million, after deducting underwriting discounts and commissions and offering expenses paid by us.
To date, we have not generated any revenue and we recorded net losses of $69.1 million and $42.3 million for the three months ended September 30, 2017 and 2016, respectively, $138.4 million and $80.3 million for the six months ended September 30, 2017 and 2016, respectively, and $181.0 million for the year ended March 31, 2017. We have determined that we have one operating and reporting segment.

Our Product Pipeline
The following table summarizes the status of our development programs to which Axovant Sciences GmbH, our wholly owned subsidiary, holds global commercial rights:

Compound	Clinical Indication	Development Stage
Intepirdine
	Dementia with Lewy bodies (DLB)	Phase 2b (HEADWAY Study)
	Gait and balance in Alzheimer's disease, DLB and Parkinson's disease dementia	Phase 2
Nelotanserin
	Visual hallucinations in Lewy body dementia (LBD)	Phase 2
	REM behavior disorder in LBD	Phase 2
RVT-104
	Alzheimer's disease and DLB	Proof of Concept Study

Intepirdine
Overview
Our product candidate, intepirdine, is currently being developed for the treatment of DLB. We acquired the worldwide rights to intepirdine from Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited, collectively GSK, under an asset purchase agreement entered into in December 2014, or the GSK Agreement.
Alzheimer's Disease
Alzheimer's disease, the most common form of dementia. is a progressive neurodegenerative disorder that results in significant impairments in cognition, function and behavior. According to the Alzheimer's Association, Alzheimer's disease affects approximately 5.5 million people in the United States. It is estimated that between 70% and 90% of Alzheimer's disease patients age 65 and older are classified as having mild-to-moderate Alzheimer's disease. No new chemical entity has been approved by the FDA for the treatment of Alzheimer's disease since 2003.
Intepirdine Phase 3 MINDSET Trial
In September 2017, we announced top-line results from the MINDSET trial. At 24 weeks, patients treated with 35 mg of intepirdine did not experience improvement in cognition or in measures of activities of daily living as measured by the Alzheimer's Disease Assessment Scale-Cognitive Subscale (ADAS-Cog) and by the Alzheimer's Disease Cooperative Study-Activities of Daily Living scale (ADCS-ADL), respectively, compared to patients treated with placebo. In the study, intepirdine was generally well tolerated. We do not plan to continue development of the 35 mg dose of intepirdine for the treatment of Alzheimer's disease.
Intepirdine MINDSET Open-Label Extension Study
Subjects completing the Phase 3 MINDSET trial were eligible to enter a 12-month open-label extension, or OLE, safety study. Although we previously disclosed that we would conclude the MINDSET OLE safety study, we have elected to keep it open while we evaluate the feasibility of studying higher doses of intepirdine in the OLE study population, an analysis that may be influenced by any potential signals seen at the 70 mg intepirdine dose in the HEADWAY study.

Intepirdine for the Treatment of Dementia with Lewy Bodies
We are developing intepirdine to address DLB, a subset of LBD, which is a progressive neurodegenerative disorder pathologically characterized by the aggregation of alpha-synuclein and other proteins in the brain, known as Lewy bodies, causing disruption in cognition, function and behavior. DLB is the second most prevalent cause of neurodegenerative dementia in elderly patients. We estimate that DLB affects approximately 1.1 million people in the United States. In addition to suffering from deficits and fluctuations in cognition, DLB patients often suffer from visual hallucinations; parkinsonism, a constellation of motor symptoms often found in patients with Parkinson’s disease and related movement disorders, including tremor, bradykinesia, and stiffness; sensitivity to neuroleptic (antipsychotic) medications; and RBD, a condition in which patients physically act out their dreams.
In the first quarter of calendar year 2016, we began a Phase 2b clinical trial of intepirdine, called the HEADWAY study, in patients with DLB on a background of stable standard of care therapy. In addition to the 35-mg dose of intepirdine that was studied in the MINDSET study, we are evaluating a 70 mg dose of intepirdine in this trial, a higher dose which we believe could have potentially greater activity at the 5-HT6 receptor in addition to greater activity against the 5-HT2A receptor to potentially address visual hallucinations, motor symptoms and REM sleep behavioral disturbances in this patient population. This decision to evaluate the higher dose was supported by a safety and food-effect study testing the 70 mg dose that we completed in 2015. In September 2016, we received Fast Track designation from the FDA for intepirdine for the treatment of DLB. We completed recruitment for the Phase 2b HEADWAY study in April 2017. We are reevaluating endpoints for the HEADWAY trial and plan to have a discussion with FDA to help us determine the most feasible and expeditious overall pathway to potential registration. Based on these anticipated activities, we now expect to announce the results of HEADWAY study in January 2018.
Intepirdine for Gait and Balance in Alzheimer's Disease, Dementia with Lewy Bodies and Parkinson's Disease Dementia
In addition to evaluating intepirdine in patients with DLB, we are also evaluating the effects of 35 mg intepirdine on gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia. In addition to cognitive deficits, these patients often present with a history of defined gait impairment.
Falls are a significant issue in the elderly, and 35% and 40% of community-dwelling generally healthy adults over age 65 fall each year. Falls also impose a significant economic burden on the healthcare system in addition to the serious morbidity and mortality with which they are associated. It is estimated that the annual direct medical costs for fall injuries are approximately $31 billion. Patients with dementia are more prone to falls due to impaired cognition and gait.
In September 2016, we initiated a double-blind, randomized, placebo-controlled Phase 2 crossover study of 35 mg intepirdine to evaluate its effects on gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia. We have enrolled 38 patients in this Phase 2 study. We anticipate announcing the results of this study in January 2018.
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

Among these patients, we observed a statistically significant 8.73 point difference in change from baseline at week 4 of a pre-specified primary endpoint of Unified Parkinson’s Disease Rating Scale (UPDRS) Parts II+III (p-value = 0.012) during periods in which patients received nelotanserin, as compared to periods during which those same patients received placebo. On the UPDRS Part II, which measures activities of daily living, there was a 1.11 point difference from placebo (p-value = 0.434). On the UPDRS Part III, which measures motor function, there was a 7.92 point difference from placebo (p-value = 0.005). Safety analysis included measurement of the incidence of adverse events. In the interim analysis, secondary endpoints evaluating visual hallucinations did not demonstrate statistically significant differences for nelotanserin relative to placebo. Based on these preliminary results, we expanded patient recruitment beyond the 20 patients originally planned in order to confirm the treatment benefits observed in the interim results from this ongoing study. We now expect to report results from the expanded study in January 2018. In June 2017, we received Fast Track designation from the FDA for nelotanserin for the treatment of visual hallucinations in DLB.
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
If we are able to confirm the UPDRS improvements observed in DLB patients in the interim results of our ongoing Phase 2 clinical study of nelotanserin, we intend to discuss with the FDA the use of UPDRS as a potential registrational endpoint for the treatment of parkinsonism in patients with DLB. Depending on the FDA's feedback, we would potentially pursue a Phase 3 program with nelotanserin in this indication.
Nelotanserin for REM Behavior Disorder in Lewy Body Dementia
RBD is a common clinical feature of LBD, and is a condition in which patients can physically act out their dreams, impacting their quality of life and endangering themselves and their bed partners. While off-label treatment of RBD with benzodiazepines is common, this class of drugs is associated with severe side effects in patients with dementia, including sedation, worsening of cognition and increased risk of falls. We believe that there is a need for new therapeutic options that can reduce the frequency of RBD without sedating patients or worsening cognition in patients with dementia.
In March 2016, we initiated a four-week double-blind, randomized, placebo-controlled Phase 2 study in patients with DLB and Parkinson's disease dementia suffering from RBD. This study will utilize objective measures of efficacy as assessed in a sleep-lab setting. We now expect to receive results from this study in the second quarter of calendar year 2018.
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
RVT-104
Overview
In August 2016, we and Qaam Pharmaceuticals LLC, or Qaam, entered into an exclusive license agreement under which we in-licensed the rights to develop and commercialize RVT-103 and RVT-104, product candidates that combine cholinesterase inhibitors with peripherally acting quaternary amine muscarinic receptor antagonists. These combinations could provide a means to mitigate the known peripheral side effects of cholinesterase inhibitors and may also allow higher than currently approved doses of cholinesterase inhibitors such as rivastigmine, which we believe may improve treatment of symptoms of neurodegenerative disorders such as Alzheimer’s disease and LBD.
RVT-104 in Alzheimer's Disease and Dementia with Lewy Bodies
Cholinesterase inhibitors are the standard of care in both Alzheimer’s disease and DLB. Despite their widespread use, many patients cannot tolerate the cholinesterase inhibitors because of their cholinergic side effects such as nausea, vomiting and diarrhea. We believe that drugs that can mitigate these cholinergic side effects will allow more patients to receive optimal cholinesterase inhibitor therapy. Our pilot RVT-104 study, initially in healthy volunteers in an inpatient setting, is being redesigned to assess the effects in dementia patients in the outpatient setting. We anticipate commencing this study in dementia patients in first quarter 2018.

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
Arena Development Agreement for Nelotanserin
In October 2015, we exercised an option to acquire global rights, title, interest and obligations in and to nelotanserin from our parent company, RSL. In May 2015, RSL entered into a development, marketing and supply agreement for nelotanserin, or the Arena Development Agreement, with Arena Pharmaceuticals GmbH, or Arena, and we entered into a Waiver and Option Agreement with RSL. Upon the exercise of our option, we assumed RSL’s rights and obligations under the Arena Development Agreement, as amended on October 18, 2017. Under the Waiver and Option Agreement, we recorded $5.3 million as research and development expense which was 110% of the payments made to Arena by RSL, and the costs incurred by RSL in connection with the development of nelotanserin. We will be responsible for future contingent payments under the Arena Development Agreement, including up to $4.0 million in potential development milestone payments, up to $37.5 million in potential regulatory milestone payments and up to $60.0 million in potential commercial milestone payments. Under the Arena Development Agreement, we are also obligated to purchase all commercial supplies of nelotanserin from Arena at a fixed price equal to 15% of net sales of nelotanserin.
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
Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
In October 2014, we and our wholly owned subsidiary, Axovant Sciences, Inc., or ASI, entered into a services agreement with Roivant Sciences, Inc., or RSI, a wholly owned subsidiary of RSL, pursuant to which RSI provides us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions. In February 2017, in connection with the contribution and assignment of all of our intellectual property rights to Axovant Sciences GmbH, or ASG, we amended and restated this services agreement effective as of December 13, 2016, as a result of which ASG was added as a recipient of services from RSI. In addition, ASG also entered into a separate services agreement with Roivant Sciences GmbH, or RSG, a wholly owned subsidiary of RSL, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us or ASG, including administrative and support services as well as research and development services. In addition, we are obligated to pay RSI and RSG for their services at a pre-determined mark-up on the costs incurred directly by RSI and RSG in connection with any general and administrative and research and development services provided directly by RSI and RSG.
Under the services agreement in effect as of December 31, 2016, we incurred expenses of $1.6 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $4.4 million and $3.4 million for the six months ended September 30, 2017 and 2016, respectively, inclusive of the mark-up. We have recorded these charges as research and development expense and general and administrative expense in our condensed consolidated statements of operations.

Venture Debt Financing from Hercules Capital, Inc.

On February 2, 2017, we, Axovant Holdings Limited, or AHL, ASG and ASI entered into a loan and security agreement, as amended on May 24 and September 22, 2017, the ‘‘Loan Agreement’’, with Hercules Capital, Inc., or Hercules, under which we, AHL and ASG, collectively the Borrowers, borrowed an aggregate of $55.0 million, or the Term Loan. ASI issued a guaranty of the Borrowers’ obligations under the Loan Agreement. At the closing of the Term Loan, the Borrowers paid Hercules a facility charge of $550,000. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. Debt issuance fees paid to Hercules were recorded as a discount on the debt and will be amortized to interest expense using the effective interest method over the life of the Loan Agreement. The Term Loan has a scheduled maturity date of March 1, 2021, or the Scheduled Maturity Date. The Borrowers are obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest through the Scheduled Maturity Date. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.

In connection with the entry into the Loan Agreement, we issued a warrant to Hercules which was exercisable for an aggregate of 274,086 of our common shares at an exercise price of $12.04 per share. In August 2017, Hercules exercised the warrant on a cashless basis and elected to receive a net issuance of 129,827 of our common shares.

The Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that applies commencing on July 1, 2017, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

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
Research and Development Expense
Since our inception, our operations have primarily been focused on organizing and staffing our company, raising capital, acquiring, preparing for and advancing our product candidates, intepirdine, nelotanserin and RVT-104, into clinical development. Our research and development expenses include program-specific costs, as well as unallocated internal costs.
Program-specific costs include:

•
direct third-party costs, which include expenses incurred under agreements with contract research organizations and contract manufacturing organizations, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting preclinical and clinical studies, and any other third-party expenses directly attributable to the development of our product candidates; and

•	upfront payments for the purchase of in-process research and development, which include costs incurred under the GSK Agreement and the Arena Development Agreement.
Unallocated internal costs include:

•	share-based compensation expense for research and development personnel, including expense related to RSL common share awards and RSL options issued by RSL to RSI employees;

•	personnel-related expenses, which includes employee-related expenses, such as salaries, benefits and travel expenses, for research and development personnel;

•	costs allocated to us under our services agreements with RSI and RSG; and

•	other expenses, which includes the cost of consultants who assist with our research and development, but are not allocated to a specific program.

Research and development activities will continue to be central to our business model. We expect to continue to incur research and development expense as we wind down our MINDSET trial, continue with our ongoing MINDSET OLE study and other potential studies of higher doses using the MINDSET OLE study population and continue with our intepirdine HEADWAY study in patients with DLB and other forms of dementia and our development program for nelotanserin in LBD. However, due to the termination of the MINDSET trial, we expect our overall research and development expense to decrease significantly until such time as we undertake additional development programs, including in relation to additional product candidates we may in-license or acquire as we pursue our updated business plan. We also expect our share-based compensation and other compensation expenses to decrease as a result of the recent reduction in personnel.

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
In addition, the probability of success of our products in development and any other product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval of our product candidates for any indication in any country. As a result of the uncertainties discussed above, we are unable to determine in advance the duration and completion costs of any clinical trial we conduct, or when and to what extent we will generate revenue from the commercialization and sale of our products in development or other product candidates, if at all.
General and Administrative Expense
General and administrative expenses consist primarily of share-based compensation, legal and accounting fees, consulting services, services received under the services agreements with RSI and RSG and employee salaries and related benefits for general and administrative personnel.
We anticipate that our general and administrative expenses will decrease in the future due to the recent reduction in personnel.

Results of Operations for the Three and Six Months Ended September 30, 2017 and 2016
The following table summarizes our results of operations for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Operating expenses:
Research and development expenses
(includes share-based compensation expense of $5,916 and $4,473 for the three months ended September 30, 2017 and 2016 and $12,172 and $9,437 for the six months ended September 30, 2017 and 2016, respectively)	$38,555	$32,074	$6,481	$82,267	$57,350	$24,917
General and administrative expenses
(includes share-based compensation expense of $9,424 and $3,464 for the three months ended September 30, 2017 and 2016 and $18,768 and $10,061 for the six months ended September 30, 2017 and 2016, respectively)	30,112	9,449	20,663	51,630	22,080	29,550
Total operating expenses	$68,667	$41,523	$27,144	$133,897	$79,430	$54,467

Research and Development Expenses
For the three and six months ended September 30, 2017 and 2016, the Company's research and development expenses consisted of the following (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Program-specific costs:
Intepirdine	$20,923	$21,777	$(854)	$47,730	$36,474	$11,256
Nelotanserin	3,579	2,225	1,354	6,793	4,803	1,990
RVT-103	369	634	(265)	612	634	(22)
RVT-104	285	—	285	634	—	634
Unallocated internal costs:
Share-based compensation	5,916	4,473	1,443	12,172	9,437	2,735
Personnel-related	4,755	2,179	2,576	8,596	4,104	4,492
Services Agreements	295	473	(178)	1,387	1,323	64
Other	2,433	313	2,120	4,343	575	3,768
Total research and development expenses	$38,555	$32,074	$6,481	$82,267	$57,350	$24,917

Research and development expenses increased by $6.5 million, to $38.6 million, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as program-specific costs increased by $0.5 million, primarily due to increased expenses for nelotanserin, partially offset by decreased expenses related to MINDSET study for intepirdine. Personnel-related expenses and share-based compensation increased by $2.6 million and $1.4 million, respectively, primarily due to increased headcount. Research and development expenses for the three months ended September 30, 2017 consisted primarily of $20.9 million related to intepirdine, share-based compensation expense of $5.9 million and employee salaries and benefits. The share-based compensation expense for the three months ended September 30, 2017 included $2.1 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
Research and development expenses were $32.1 million for the three months ended September 30, 2016, and consisted primarily of program-specific costs of $24.6 million including in-process research and development expenses of $0.6 million, share-based compensation of $4.5 million and personnel-related expenses of $2.2 million. The share-based compensation expense included $2.0 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
Research and development expenses increased by $24.9 million, to $82.3 million, in the six months ended September 30, 2017 compared to the six months ended September 30, 2016, as program-specific costs increased by $13.9 million, primarily due to increased expenses related to the MINDSET study for intepirdine. Personnel-related expenses and share-based compensation increased by $4.5 million and $2.7 million, respectively, primarily due to increased headcount. Research and development expenses for the six months ended September 30, 2017 consisted primarily of $47.7 million related to intepirdine, share-based compensation of $12.2 million and employee salaries and benefits. The share-based compensation expense included $3.9 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
Research and development expenses were $57.4 million for the six months ended September 30, 2016, and consisted primarily of program-specific costs of $41.9 million including in-process research and development expenses of $0.6 million, share-based compensation of $9.4 million and personnel-related expenses of $4.1 million. The share-based compensation expense included $4.7 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
General and Administrative Expenses
General and administrative expenses increased by $20.7 million, to $30.1 million, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increases in share based compensation expense of $6.0 million, marketing expenses of $5.0 million related to pre-commercial launch activities and personnel-related expenses of $4.6 million resulting from increased headcount. General and administrative expenses for the three months ended September 30, 2017 consisted primarily of share-based compensation expense of $9.4 million, employee salaries and related benefits, marketing expenses, legal and professional fees, and $1.4 million of direct and indirect costs allocated to us under the services agreements with RSI and RSG. The share-based compensation expense for the three months ended September 30, 2017 included share-based compensation expense of $0.2 million for RSL common share awards and RSL options issued to RSI employees.

General and administrative expenses were $9.4 million for the three months ended September 30, 2016, and consisted primarily of share-based compensation expense of $3.5 million, employee salaries and related benefits, legal and professional fees, and $1.0 million of direct and indirect costs allocated to us under the services agreement with RSI. The share-based compensation expense for the three months ended September 30, 2016 included $0.4 million for RSL common share awards issued to RSI employees.

General and administrative expenses increased by $29.6 million, to $51.6 million, in the six months ended September 30, 2017 compared to the six months ended September 30, 2016, primarily due to increases in share-based compensation expense of $8.7 million, personnel-related expenses of $7.3 million resulting from increased headcount, marketing expenses of $7.1 million related to pre-commercial launch activities and legal and professional fees of $1.3 million. General and administrative expenses for the six months ended September 30, 2017 consisted primarily of share-based compensation expense of $18.8 million, employee salaries and related benefits, marketing expenses, legal and professional fees, and $3.0 million of direct and indirect costs allocated to us under the services agreements with RSI and RSG. The share-based compensation expense for the six months ended September 30, 2017 included share-based compensation expense of $0.5 million for RSL common share awards and RSL options issued to RSI employees.

General and administrative expenses were $22.1 million for the six months ended September 30, 2016, and consisted primarily of share-based compensation expense of $10.1 million, employee salaries and related benefits, legal and professional fees, and $2.1 million of direct and indirect costs allocated to us under the services agreement with RSI. The share-based compensation expense for the six months ended September 30, 2016 included share-based compensation of $0.8 million for RSL common share awards and RSL options issued to RSI employees.

Interest Expense
Interest expense was $1.9 million and $3.8 million for the three and six months ended September 30, 2017, respectively, consisting of interest paid and the amortization of debt discount related to the Hercules Loan Agreement.

There was no interest expense for the three and six months ended September 30, 2016.

Liquidity and Capital Resources
Overview
 As of September 30, 2017, we had cash totaling $235.4 million. In April, 2017, we raised net proceeds of approximately $134.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of 7,753,505 common shares in a follow-on public offering.
Loan and Security Agreement with Hercules Capital, Inc.
On February 2, 2017, we and our wholly owned subsidiaries, Axovant Holdings Limited, or AHL, Axovant Sciences GmbH, or ASG, and Axovant Sciences, Inc., or ASI, entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, as agent and lender. The loan and security agreement was amended on May 24 and September 22, 2017 and is referred to herein, as amended, as the Hercules Loan Agreement. Pursuant to the Hercules Loan Agreement, we, AHL and ASG, as the borrowers, borrowed an aggregate of $55.0 million, or the Term Loan, at the closing. ASI issued a guaranty of the borrowers’ obligations under the Hercules Loan Agreement, and at the closing, we paid Hercules a facility charge of $550,000.
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
The Hercules Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that ceases to apply if we achieve certain clinical development milestones as set forth in the Hercules Loan Agreement, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Hercules Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Hercules Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.
In connection with the entry into the Hercules Loan Agreement, we issued a warrant to Hercules which was exercisable for an aggregate of 274,086 of our common shares at an exercise price of $12.04 per share. In August 2017, Hercules exercised the warrant and received a net issuance of 129,827 of our common shares.
For the six months ended September 30, 2017, we used $109.6 million and $3.6 million of cash in our operating and investing activities, respectively. We have incurred and expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate revenue unless and until after we successfully complete development and obtain regulatory approval for one of our products in development. Our cash utilization may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities and activities related to potential commercialization. We anticipate that we will continue to incur significant expenses as we:

•	continue the HEADWAY study of intepirdine for the treatment of DLB;

•	continue extension studies for patients completing the HEADWAY study;

•	continue studies of intepirdine for gait and balance in patients with Alzheimer's disease, DLB and Parkinson's disease dementia;

•
continue clinical studies for product candidates that combine cholinesterase inhibitors with peripheral muscarinic receptor antagonists including RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine;

•	continue the development of nelotanserin for LBD and other indications;

•	continue with our MINDSET open-label extension study;

•	continue open-label extension studies for patients completing our nelotanserin phase 2 studies;

•	seek to identify, acquire, develop and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;

•	maintain, expand and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, manufacturing, quality control, commercial and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	scale up external manufacturing capabilities to commercialize our product candidates;

•	establish a sales, marketing and distribution infrastructure for drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.
Our primary use of cash is to fund the research and development of our product candidates. We believe that our existing cash resources will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based our estimates on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. Our existing funds will not be sufficient to enable us to complete all necessary development and to commercially launch all of our products. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or potentially discontinue operations.

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

Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2017 and 2016 (in thousands):

	Six Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(109,558)	$(41,561)
Net cash used in investing activities	(3,643)	(36)
Net cash provided by (used in) financing activities	136,001	(4,990)
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and amortization and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the six months ended September 30, 2017, net cash used in operating activities was $109.6 million and was primarily attributable to a net loss of $138.4 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses, and a decrease of $5.7 million in accounts payable, partially offset by $30.9 million of non-cash share-based compensation expense. For the six months ended September 30, 2016, net cash used in operating activities was $41.6 million and was primarily attributable to a net loss of $80.3 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, and our general and administrative expenses, partially offset by $19.5 million of non-cash share-based compensation expense and increases of $8.9 million to accounts payable and $8.1 million to accrued liabilities.
Investing Activities
For the six months ended September 30, 2017 and 2016, net cash used in investing activities was $3.6 million and $36,000, respectively, in each case consisting of purchases of furniture and equipment.
Financing Activities
For the six months ended September 30, 2017, net cash provided by financing activities was $136.0 million and consists primarily of net proceeds of $134.5 million received from the sale of 7,753,505 common shares in a follow-on public offering. For the six months ended September 30, 2016, net cash used in financing activities was $5.0 million, which represents the deferred payment made to GSK under the terms of the GSK Agreement in June 2016.
Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. We have entered into commitments under the GSK Agreement, the Arena Development Agreement, the Hercules Loan Agreement, an amended services agreement with RSI, a separate service agreement with RSG (Refer to Note 5(A)), and a license agreement with Qaam. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. Expenditures to CROs and CMOs represent significant costs in clinical development. Subject to required notice periods and the Company's obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into other commitments as the business further develops.
As of September 30, 2017, the Company did not have any ongoing material financial commitments, other than pursuant to the GSK Agreement, Arena Development Agreement and Hercules Loan Agreement.
During the six months ended September 30, 2017, there were no material changes outside the ordinary course of business to our specified contractual obligations from those disclosed in our contractual obligations section included in our Annual Report on Form 10-K for the year ended March 31, 2017.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Critical Accounting Policies and Significant Judgments and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.  Significant estimates include assumptions used in the determination of some of our costs incurred under the services agreements with RSI and RSG, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of our common shares. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
We believe the estimates and judgments involved in our contingent payment liabilities, research and development accruals, share-based compensation and income taxes have the greatest potential impact on our unaudited condensed consolidated financial statements, and consider these to be our critical accounting policies and estimates.
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
Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, ‘‘Leases (Topic 842)’’, or ASU No. 2016-02, which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating ASU No. 2016-02 and its impact on our consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, ‘‘Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting’’, or ASU No. 2016-09. This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. We have adopted this guidance as of April 1, 2017, using a modified retrospective transition method. As a result of the adoption of this standard, we elected to change our policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $235,000 to accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other amended requirements of ASU No. 2016-09 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, ‘‘Business Combinations (Topic 805): Clarifying the Definition of a Business’’, or ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU No. 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company will apply the guidance to applicable transactions after the adoption date. The impact on the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk. As of September 30, 2017, we had cash of $235.4 million, consisting of non-interest bearing deposits denominated in the U.S. dollar and Swiss franc.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

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
Item 1A.                                                Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common shares could decline. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
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
We expect our research and development expenses to be significant in connection with our HEADWAY study of intepirdine in patients with DLB, our ongoing MINDSET OLE study and other potential studies of higher doses using the MINDSET OLE study population and as we continue to develop nelotanserin for the treatment of multiple aspects of LBD and RVT-104 for the potential treatment of Alzheimer's disease and DLB. In addition, if we obtain regulatory approval for intepirdine, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.
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

•
the regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers, including Arena, currently our sole and exclusive commercial supplier for nelotanserin, or any manufacturer that Arena may engage to manufacture nelotanserin on its behalf; or

•	the regulatory authorities may change their approval policies or adopt new regulations.

The terms of our credit facility place restrictions on our operating and financial flexibility.
In February 2017, we and our subsidiaries entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, for a term loan of $55.0 million, or the Term Loan. We refer to this loan and security agreement, as amended on May 24 and September 22, 2017, as the Hercules Loan Agreement.
The Hercules Loan Agreement is secured by substantially all of our property and that of our subsidiaries that are parties to the Hercules Loan Agreement, other than intellectual property.
The Hercules Loan Agreement subjects us and our subsidiaries to various affirmative and restrictive covenants, including a minimum cash covenant that ceases to apply if we achieve certain clinical development milestones as set forth in the Hercules Loan Agreement, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. These expenditures will include costs to GSK under the GSK Agreement, and costs to Arena under the Arena Development Agreement. Under the terms of these agreements, we are obligated to make significant cash payments upon the achievement of specified development, regulatory and sales performance milestones, as well as payments in connection with the sale of resulting products, and in the case of the Arena Development Agreement, in connection with the manufacture and supply of nelotanserin for commercial purposes.
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
We believe our existing cash resources will be sufficient to meet our financial needs for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
We currently have 89 employees. We also rely in part on the administrative support and research and development services provided by our affiliates, RSI and RSG, wholly owned subsidiaries of RSL, pursuant to our services agreements with RSI and RSG. Personnel and support staff that provide services to us under these services agreements are not required to, and we do not expect that they will, have as their primary responsibility the management and administration of our business or act exclusively for us. Under these services agreements, RSI and RSG have the discretion to determine which of their employees will perform services for us. Further, Michael Adasczik, our Principal Accounting Officer, is an employee of RSI. As a result, he is unlikely to allocate all of his time and resources to us.
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

•
potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance; or

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
Our business and operations would suffer in the event of system failures or security breaches.
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
If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation in the United States from the FDA. The FDA has broad discretion whether or not to grant this designation. A Special Protocol Assessment (SPA) agreement between a sponsor and FDA indicates the agency’s concurrence with the adequacy and acceptability of the clinical trial design to support a submission for marketing approval, but neither modifies the standard of evidence required for nor guarantees marketing approval. We have applied for and received Fast Track designation from the FDA for intepirdine in the treatment of dementia with Lewy bodies, as well as for nelotanserin in the treatment of visual hallucinations in DLB, and we may apply for that designation for some or all of our other product candidates in the future. We may also seek a SPA agreement for some or all of our other product candidates in the future. The Fast Track designations we received, as is the case for any other Fast Track designation or SPA agreement we may obtain or enter into in the future, do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs, and may rescind a SPA agreement if a substantial scientific issue essential to determining the safety or efficacy of the product has been identified after the trial has begun.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, the EMA, the PMDA and other comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current good manufacturing practices, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying labels for such products may limit the approved use of the drug, which could limit sales.
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
We do not have a full infrastructure for the sales, marketing or distribution of our product candidates should they be approved, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and obtain requisite licenses. To achieve commercial success for any product for which we have obtained marketing approval, we will need a sales and marketing organization.
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
While intepirdine was being developed by GSK, it was also being manufactured by GSK.  We will rely on third-party manufacturers to supply us with sufficient quantities of intepirdine to be used, if approved, for the commercialization of intepirdine.
Under the Arena Development Agreement, subject to specified exceptions, Arena remains the sole and exclusive commercial manufacturer of nelotanserin, and we will depend on Arena to manufacture sufficient quantities of nelotanserin if nelotanserin is approved for commercial sale. Subject to Arena's approval, we have the right to contract with third parties for the manufacture of nelotanserin for development purposes only. We and Arena are reliant on third-party suppliers for the active pharmaceutical ingredient in nelotanserin, and we and Arena currently do not have an agreement in place for the supply of active pharmaceutical ingredient and we are in the process of contracting with a new supplier. If we are unable to initiate a relationship with these other third-party contractors, or if Arena is unable to manufacture or otherwise supply nelotanserin to us, whether as a result of its own inability to obtain active pharmaceutical ingredient or otherwise, we could experience delays in our development and commercial efforts.
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
We have licensed rights to intellectual property from third parties in order to commercialize our product candidates, and, in the case of nelotanserin, have an exclusive commercial supply agreement with Arena. If we materially breach or fail to perform any provision under these license and collaboration agreements, including failure to make payments to a licensor or collaborator when due for royalties and failure to use commercially reasonable efforts to develop and commercialize our product candidates, such as nelotanserin, such licensors and collaborators have the right to terminate our agreement, and upon the effective date of such termination, our right to practice the licensed patent rights and other intellectual property would end. Any uncured, material breach under the agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under the agreements.
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

Although our common shares are listed on the Nasdaq Global Select Market, or Nasdaq, we cannot assure you that an active trading market for our common shares will continue to develop or be sustained. In addition, as a result of RSL owning approximately 69.6% of our common shares, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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
We are a “controlled company” within the meaning of the applicable rules of the Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements.  If we rely on these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to such requirements.
RSL controls a majority of the voting power of our outstanding common shares. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of its board of directors consists of independent directors;

•	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

•
to require director nominees to be selected, or recommended for the board of director’s selection, either by independent directors constituting a majority of the Board’s independent directors in a vote in which only independent directors participate or a nominations committee comprised solely of independent directors; and

•	to have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

We have elected to use certain of these exemptions and we may continue to use all or some of these exemptions in the future. As a result, you may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.
RSL owns a significant percentage of our common shares and is able to exert significant control over matters subject to shareholder approval.
Based on common shares outstanding as of September 30, 2017, RSL beneficially owns approximately 69.6% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.

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

All of the shares sold in our IPO and our recent follow-on offering, as well as shares issued upon the exercise of options granted to persons other than our officers and directors, are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act. 75,000,000 of our outstanding common shares, representing a majority of our common shares, are held by RSL. If RSL or any of our executive officers or directors were to sell our common shares, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common shares, it could negatively affect our share price. Prior to RSL’s corporate reorganization and recapitalization in December 2015, any decision by RSL to sell or otherwise dispose of our shares required the unanimous agreement of all of the directors of RSL, including Vivek Ramaswamy, our director and former principal executive officer. Subsequent to RSL’s corporate reorganization and recapitalization in December 2015, any such decision no longer requires a unanimous vote of RSL’s directors, meaning that all or a portion of the shares of our common stock held by RSL may be sold without Vivek Ramaswamy’s consent. However, any such sales must still be made in compliance with the Securities Act and the rules and regulations thereunder, which could limit the number of our shares that RSL could sell in any 90-day period.
We have filed registration statements on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plans from time to time. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates. We also filed a “shelf” registration statement on Form S-3 under the Securities Act in December 2016, allowing us, from time to time, to offer up to $750 million of any combination of registered common shares, preferred shares, debt securities and warrants. In April 2017, we offered and sold approximately $134.5 million of our common shares, net of underwriting discounts and commissions and offering expenses, pursuant to this registration statement.
We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has been and will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, changing rules and regulations may increase our legal and financial compliance costs and make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
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
We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) March 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a "large accelerated filer," which means the market value of our common shares that are held by non-affiliates exceeds $700.0 million as of the prior September 30, the end of our second fiscal quarter, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
We are incorporated under the laws of Bermuda. As a result, our corporate affairs are governed by the Bermuda Companies Act 1981, as amended, or the Companies Act, which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than those who actually approved it.

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
Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the Bermuda Monetary Authority must approve all issues and transfers of shares of a Bermuda exempted company. However, the Bermuda Monetary Authority has, pursuant to its statement of June 1, 2005, given its general permission under the Exchange Control Act 1972 and related regulations for the issue and free transfer of our common shares to and among persons who are non-residents of Bermuda for exchange control purposes as long as the shares are listed on an appointed stock exchange, which includes Nasdaq. Specific permission of the Bermuda Monetary Authority has also been obtained dated 8 June 2015 to the issue and transfer of our shares, options, warrants, depositary receipts, rights, loan notes, debt instruments and our other securities to persons resident and non-resident of Bermuda for exchange control purposes while our shares are listed on an appointed stock exchange.  The general permission and the specific permission would cease to apply if we were to cease to be listed on Nasdaq or any other appointed stock exchange.
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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the United Kingdom, and under current U.K. tax law, a company which is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could materially adversely affect our results of operations. For example, Axovant Sciences GmbH is our principal operating company for conducting our business and the entity that holds our intellectual property rights, including intepirdine and nelotanserin. The establishment of this Swiss entity as our principal operating company and the transfer of our intellectual property rights to this entity may result in a higher overall effective tax rate.
The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
RSL, our principal shareholder, is incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions in part through intercompany service agreements between us, our parent company and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In particular, there is uncertainty as to any future U.S. tax legislation on corporate tax rates, as well as uncertainty as to the U.S. tax consequences of income derived from intellectual property held overseas in low tax jurisdictions.
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
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom), the United States, Bermuda, and other jurisdictions, as well as being affected by certain changes currently proposed by the Organisation for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting.  Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties, and reputational damage, which could adversely affect our business, results of our operations, and our financial condition.
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
Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (assuming we are not a “controlled foreign corporation,” or a CFC, under Section 957(a) of the Internal Revenue Code of 1986, as amended, or the Code, for the year being tested), which may be determined in large part by reference to the market value of our common shares, which may be volatile from time to time. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and subsequent financings in our business. We believe that we were not a CFC at any point prior to our IPO and after our IPO in the taxable years that ended on March 31, 2016 and March 31, 2017. Based on this belief, with respect to the taxable year that ended on March 31, 2017 and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years.

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

As of September 30, 2017, we have used $287.2 million of the net proceeds from the IPO primarily to fund the nonclinical and clinical development of intepirdine and nelotanserin, to expand our internal research and development capabilities, and for general corporate purposes.
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

10.1
Second Amendment to Loan and Security Agreement, dated September 22, 2017, by and among the Registrant, Axovant Holdings Limited, Axovant Sciences GmbH, Axovant Sciences, Inc., Axovant Sciences America, Inc. and Hercules Capital, Inc.

10.2
Letter Agreement, dated October 18, 2017, re: Non-Commercial Manufacturing Provisions of the Development, Marketing and Supply Agreement, dated May 8, 2015, by and between Arena Pharmaceuticals GmbH and Axovant Sciences GmbH (as successor in interest to Axovant Sciences Ltd. and Roivant Sciences Ltd.)

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

AXOVANT SCIENCES LTD.

		By:	/s/ Gregory Weinhoff
Date	November 2, 2017		Gregory Weinhoff (Duly Authorized Officer and Principal Financial Officer)