Form 10-Q
period 2017-12-31
Axovant Sciences Ltd.
filed 2018-02-09
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2017
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on February 8, 2018, was 107,788,074.

AXOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements (Unaudited)

AXOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 31, 2017	March 31, 2017
Assets
Current assets:
Cash	$188,251	$212,573
Prepaid expenses and other current assets	2,095	6,457
Income tax receivable	2,790	658
Total current assets	193,136	219,688

Property and equipment, net	3,232	142
Deferred tax assets	—	2,709
Total assets	$196,368	$222,539

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,032	$8,551
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	1,360	2,919
Accrued expenses	34,935	34,796
Current portion of long term debt	4,814	—
Total current liabilities	42,141	46,266

Long term debt	47,579	51,436

Total liabilities	89,720	97,702

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 107,788,074 and 99,163,919 issued and outstanding at December 31, 2017 and March 31, 2017, respectively	1	1
Additional paid-in capital	637,487	459,601
Accumulated deficit	(531,632)	(335,143)
Accumulated other comprehensive income	792	378
Total shareholders’ equity	106,648	124,837
Total liabilities and shareholders’ equity	$196,368	$222,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Operating expenses:
Research and development expenses
(includes share-based compensation expense of $2,453 and $4,592 for the three months ended December 31, 2017 and 2016 and $14,625 and $14,029 for the nine months ended December 31, 2017 and 2016, respectively)	$37,346	$36,630	$119,613	$93,980
General and administrative expenses
(includes share-based compensation expense of $8,186 and $3,739 for the three months ended December 31, 2017 and 2016 and $26,954 and $13,800 for the nine months ended December 31, 2017 and 2016, respectively)	18,032	11,342	69,662	33,422
Total operating expenses	55,378	47,972	189,275	127,402
Other expenses:
Interest expense	1,950	—	5,702	—
Other expense	550	—	324	—
Loss before provision for income taxes	(57,878)	(47,972)	(195,301)	(127,402)
Income tax (benefit) expense	24	(161)	953	716
Net loss	$(57,902)	$(47,811)	$(196,254)	$(128,118)
Net loss per common share — basic and diluted	$(0.54)	$(0.48)	$(1.83)	$(1.29)
Weighted average common shares outstanding — basic and diluted	107,719,476	99,161,719	107,241,043	99,157,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net loss	$(57,902)	$(47,811)	$(196,254)	$(128,118)
Other comprehensive income:
Foreign currency translation adjustment	664	—	414	—
Total other comprehensive income	664	—	414	—
Comprehensive loss	$(57,238)	$(47,811)	$(195,840)	$(128,118)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount

Balance at March 31, 2017	99,163,919	$1	$459,601	$(335,143)	$378	$124,837
Adjustment to adopt ASU 2016-09	—	—	235	(235)	—	—
Exercise of stock options	740,823	—	1,557	—	—	1,557
Exercise of warrant	129,827	—	—	—	—	—
Stock issued for equity financing, net of underwriting discounts and commissions and offering expenses of $9.2 million	7,753,505	—	134,515	—	—	134,515
Share-based compensation expense	—	—	36,774	—	—	36,774
Capital contribution —share-based compensation expense	—	—	4,805	—	—	4,805
Foreign currency translation adjustment	—	—	—	—	414	414
Net loss	—	—	—	(196,254)	—	(196,254)
Balance at December 31, 2017	107,788,074	$1	$637,487	$(531,632)	$792	$106,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(196,254)	$(128,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized currency translation loss	414	—
Share-based compensation	41,579	27,829
Depreciation and amortization	2,113	35
Deferred tax assets	2,709	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,362	631
Accounts payable	(7,519)	8,629
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	(1,559)	3,133
Accrued expenses	139	17,078
Income tax receivable	(2,132)	32
Net cash used in operating activities	(156,148)	(70,751)
Cash flows from investing activities:
Purchases of property and equipment	(4,246)	(105)
Net cash used in investing activities	(4,246)	(105)
Cash flows from financing activities:
Payment of contingent liability	—	(5,000)
Exercise of stock options	1,557	10
Cash proceeds from issuance of common shares, net of costs	134,515	—
Net cash provided by (used in) financing activities	136,072	(4,990)
Net change in cash	(24,322)	(75,846)
Cash—beginning of period	212,573	276,251
Cash—end of period	$188,251	$200,405
Non-cash financing activities:
Issuance of common stock upon exercise of warrant	$2,594	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Axovant Sciences Ltd., together with its wholly owned subsidiaries (the ‘‘Company’’), is a clinical-stage biopharmaceutical company dedicated to advancing treatments for patients with life-altering neurologic conditions. The Company is developing a pipeline of product candidates that focuses on the cognitive, functional and behavioral aspects of debilitating conditions such as Alzheimer’s disease, Lewy body dementia and other neurological disorders.

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

From its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, acquiring product candidates and preparing for and advancing its product candidates, intepirdine and nelotanserin, into clinical development for patients with Alzheimer's disease or Lewy body dementia. In addition, the Company has the rights to develop RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, and is exploring the development of this product candidate as a potential treatment for patients with Alzheimer's disease or dementia with Lewy bodies. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months. The Company may be required to obtain further funding through public or private equity offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all.

Note 2—Summary of Significant Accounting Policies

(A) Basis of Presentation:

The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on June 13, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (‘‘ASC’’) and Accounting Standards Update (‘‘ASU’’) issued by the Financial Accounting Standards Board (‘‘FASB’’). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 13, 2017.

(B) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to the assets, liabilities, costs and expenses (including compensation expense) allocated to the Company under its services agreements with Roivant Sciences, Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”), each a wholly owned subsidiary of the Company’s parent company, Roivant Sciences Ltd. (“RSL”), as well as contingent liabilities, share-based compensation and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

(C) Net Loss per Common Share:

Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. Stock options to purchase 5.3 million and 5.6 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and nine months ended December 31, 2017, respectively, because they were anti-dilutive given the net loss of the Company. Stock options to purchase 7.5 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and nine months ended December 31, 2016 because they were anti-dilutive given the net loss of the Company.

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

Fair value is defined as the exchange price, or exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:

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
The Company’s financial instruments include cash, accounts payable and long term debt. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company’s debt was $52.4 million as of December 31, 2017 and approximates fair value based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. See Note 4 for the actual book carrying value of the Company's long term debt at December 31, 2017.
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

In March 2016, the FASB issued ASU No. 2016-09, ‘‘Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting’’ (“ASU No. 2016-09”). ASU No. 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this guidance as of April 1, 2017, using a modified retrospective transition method. As a result of the adoption of this standard, the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $235,000 to increase accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other requirements of ASU No. 2016-09 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

Note 3—Accrued Expenses

As of December 31, 2017 and March 31, 2017, the Company’s accrued expenses consisted of the following (in thousands):

	December 31, 2017	March 31, 2017

Research and development expenses	$23,592	$27,667
Salaries, bonuses, and other compensation expenses	8,002	3,497
Legal expenses	164	1,271
Other expenses	3,177	2,361
Total accrued expenses	$34,935	$34,796

Note 4—Long Term Debt

On February 2, 2017, the Company and its subsidiaries, AHL, ASG and ASI, entered into a loan and security agreement (as amended on May 24 and September 22, 2017, the “Loan Agreement”) with Hercules Capital, Inc., (“Hercules”), under which the Company, AHL and ASG (the "Borrowers") borrowed an aggregate of $55.0 million (the “Term Loan”). Pursuant to the Loan Agreement, ASI has issued a guaranty of the Borrowers’ obligations under the Loan Agreement. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers are obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest beginning October 1, 2018 through March 1, 2021. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.
In April 2017, the Company completed a follow-on public offering of its common shares, from which it raised net proceeds of $134.5 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company. On May 24, 2017, the Loan Agreement was amended such that the required minimum amount of unrestricted cash is equal to the lesser of (i) $35.0 million (the “Applicable Amount”) plus certain aged accounts payable amounts (as further defined in the Loan Agreement) and (ii) the outstanding amount of debt under the Loan Agreement plus certain aged accounts payable (as further defined in the Loan Agreement), provided that the Applicable Amount may be lowered to $30 million upon the achievement of certain clinical milestones as set forth in the Loan Agreement.
The Loan Agreement also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. At no time has the Company been in default under the provisions of the Loan Agreement.
In addition, for so long as the Term Loan remains outstanding, the Company shall be required to use its commercially reasonable efforts to afford Hercules the opportunity to participate in future underwritten equity offerings of the Company’s common shares up to a specified amount.
In connection with the Loan Agreement, the Company issued a warrant to Hercules, exercisable for an aggregate of 274,086 of the Company’s common shares at an exercise price of $12.04 per share (the “Warrant”). In August 2017, Hercules exercised the Warrant on a cashless basis and received a net issuance of 129,827 of the Company's common shares.
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

Outstanding debt obligations are as follows (in thousands):

December 31, 2017

Principal amount	$55,000
Less: unamortized discount and debt issuance costs	(2,607)
Loan payable less unamortized discount and debt issuance costs	52,393
Less: current maturities	(4,814)
Long-term loan payable, net of current maturities	$47,579

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

Under the Services Agreements, for the three months ended December 31, 2017 and 2016, the Company incurred expenses of $1.4 million and $1.9 million, respectively, inclusive of the pre-determined mark-up. For the nine months ended December 31, 2017 and 2016, the Company incurred expenses of $5.8 million and $5.3 million, respectively, inclusive of the pre-determined mark-up, under the Service Agreements.

(B) Family Relationships:

Geetha Ramaswamy, MD, formerly the Vice President, Medical and Scientific Strategy of ASI, is the mother of Vivek Ramaswamy, a director of ASL and a director and the Chief Executive Officer of RSI. Sarah Friedhoff, formerly Senior Business Operations and Research and Development Specialist of ASI, is the daughter of Lawrence Friedhoff, MD, PhD, formerly the Chief Development Officer of ASI and currently Chief of Research & Development of RSI. Shankar Ramaswamy, MD, the Vice President of Global Medical Affairs of ASI, is the brother of Vivek Ramaswamy. Lawrence Friedhoff, MD, PhD, Geetha Ramaswamy, MD and Sarah Friedhoff are no longer employed by ASI beginning in October 2017.

Salary expenses for Shankar Ramaswamy, MD were $66,950 and $65,000 for the three months ended December 31, 2017 and 2016, respectively, and $200,850 and $194,167 for the nine months ended December 31, 2017 and 2016, respectively. Salary expenses for Geetha Ramaswamy, MD were $65,000 for the three months ended December 31, 2016 and $133,900 and $194,167 for the nine months ended December 31, 2017 and 2016, respectively. Salary expenses for Sarah Friedhoff were $18,750 for the three months ended December 31, 2016 and $38,625 and $55,417 for the nine months ended December 31, 2017 and 2016, respectively.

Note 6—Shareholders' Equity
In April 2017, the Company issued and sold 7,753,505 common shares, including 1,011,326 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at an offering price of $18.54 per common share for gross proceeds of $143.7 million. The net proceeds to the Company were $134.5 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

Note 7—Share-Based Compensation

In March 2015, the Company adopted its 2015 Equity Incentive Plan (the ‘‘2015 Plan’’), under which 7.5 million of the Company’s common shares were originally reserved for grant. In May 2015, the Company’s Board of Directors amended the 2015 Plan to increase the number of common shares authorized for issuance thereunder to 9.5 million common shares. This amendment of the 2015 Plan became effective upon the execution of the underwriting agreement relating to the Company’s initial public offering of common shares in June 2015. In April 2016 and 2017, the number of common shares authorized for issuance increased automatically to an aggregate of approximately 16.5 million common shares in accordance with the terms of the 2015 Plan. In June 2017, the Company's Board of Directors amended and restated the 2015 Plan to, among other things, increase the number of common shares authorized for issuance thereunder to approximately 20.5 million common shares. The amended and restated 2015 Plan became effective upon shareholder approval in August 2017. At December 31, 2017, a total of 3.6 million common shares were available for future grant under the amended and restated 2015 Plan and options to purchase approximately 16.1 million common shares were outstanding under the amended and restated 2015 Plan with a weighted average exercise price of $12.63.

(A) Stock Options Granted to Employees and Directors:

During the nine months ended December 31, 2017 and 2016, the Company granted options to purchase a total of 10.9 million and 2.2 million common shares, respectively, to its employees and directors, under the 2015 Plan. The Company recorded share-based compensation expense related to stock options issued to Company employees and directors of $9.9 million and $5.2 million, respectively, for the three months ended December 31, 2017 and 2016, and $34.8 million and $18.0 million, respectively, for the nine months ended December 31, 2017 and 2016. At December 31, 2017, total unrecognized compensation expense related to non-vested options was $100.4 million, which is expected to be recognized over the remaining weighted-average service period of 2.98 years.

During the nine months ended December 31, 2017, the Company granted three options, each to purchase 2,000,000 common shares (or an aggregate of 6,000,000 common shares) of the Company, to our Principal Executive Officer, David T. Hung, MD. The grant date fair value of one of the options to purchase 2,000,000 common shares was estimated using the Black-Scholes option pricing model and the fair value is recognized over the requisite service period. The other two options to purchase 2,000,000 common shares, are performance-based awards (the "Second and Third Options") which vest over a period of five years, contingent on the achievement of pre-determined performance-based milestones that are related to product development or the achievement of specified market targets. The grant date fair value for the Second and Third Options was estimated using a Monte Carlo valuation model and is recognized using the accelerated method over the requisite service period.

(B) Share-Based Compensation for Related Parties:

(1) Stock Options Granted to Non-Employees:

During the nine months ended December 31, 2017 and 2016, the Company granted options to purchase a total of 206,600 and 83,500 common shares, respectively, to employees of RSI as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees is accounted for by the Company in accordance with the authoritative guidance for non-employee equity awards and is remeasured on each valuation date until performance is complete using the Black-Scholes pricing model.

Each award is subject to a specified vesting schedule. Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $0.1 million and $0.3 million of share-based compensation expense for the three months ended December 31, 2017 and 2016, respectively, and $1.5 million and $1.1 million of share-based compensation for the nine months ended December 31, 2017 and 2016, respectively. The share-based compensation was recorded as research and development and general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $5.0 million as of December 31, 2017, which is expected to be recognized over the remaining weighted-average service period of 2.51 years.

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

The Company recorded share-based compensation expense of $0.4 million and $2.6 million for the three months ended December 31, 2017 and 2016, respectively, and $4.8 million and $8.1 million for the nine months ended December 31, 2017 and 2016, respectively, in relation to the RSL common share awards and options issued by RSL to RSI employees.

(3) Share-Based Compensation for Family Members:

The Company granted Geetha Ramaswamy, MD, Shankar Ramaswamy, MD and Sarah Friedhoff options to purchase 37,500 common shares, 37,500 common shares and 12,500 common shares, respectively, during the nine months ended December 31, 2017 as annual stock option grants in their capacities as employees of ASI. The Company recorded aggregate share-based compensation expense of $0.9 million and $0.9 million for the three months ended December 31, 2017 and 2016, respectively, and $3.3 million and $2.7 million for the nine months ended December 31, 2017 and 2016, respectively, in connection with such option grants.

Shankar Ramaswamy, MD, while previously employed by RSI, was also granted RSL common shares. The Company recorded share-based compensation expense of $0.2 million and $0.1 million for the three months ended December 31, 2017 and 2016, respectively, and $0.4 million and $0.4 million for the nine months ended December 31, 2017 and 2016, respectively, related to the RSL common share awards held by Shankar Ramaswamy, which the Company has recorded as research and development expense in the accompanying unaudited condensed consolidated statements of operations. At December 31, 2017, total unrecognized compensation expense related to these non-vested RSL common share awards was $0.2 million and is expected to be recognized over the remaining weighted-average service period of 0.52 years.

Note 8 - Restructuring

In October 2017, the Company committed to a corporate realignment to focus its efforts and resources on the Company's ongoing and future programs that includes a reduction in its workforce. The Company expects to complete the reduction in headcount, including the payment of any employee severance and benefits, in the fourth quarter of fiscal 2017.

As a result of the reduction in headcount, the Company incurred aggregate charges of approximately $1.5 million for one-time severance and related costs in the three months ended December 31, 2017, all of which resulted from cash expenditures.

The impacted employees are eligible to receive severance payments in specified amounts, health benefits and outplacement services. The Company has recorded these charges in research and development and general and administrative expenses based on responsibilities of the impacted employees.

Note 9—Income Taxes

The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily federal, state and local income taxes in the United States. The Company's effective tax rate was (0.04)% and 0.3% for the three months ended December 31, 2017 and 2016, respectively. The Company's effective tax rate of (0.5)% and (0.6)% for the nine months ended December 31, 2017 and 2016, respectively, differs from the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, stock compensation deductions and a valuation allowance that effectively eliminates the Company's net deferred tax assets.

On December 22, 2017, the President of the United States signed into law an Act to provide for reconciliation pursuant to Titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the "Tax Cuts and Jobs Act"), which introduced a comprehensive set of tax reforms. The Tax Cuts and Jobs Act significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21% and eliminating or reducing certain income tax deductions.

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Cuts and Jobs Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to record the tax effects of the Tax Cuts and Jobs Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

The Tax Cuts and Jobs Act did not have a material impact on our financial statements since our deferred temporary differences are fully offset by a valuation allowance and the Company does not have any offshore earnings from which to record the mandatory transition tax. However, given the significant complexity of the Tax Cuts and Jobs Act, anticipated guidance from the U.S. Treasury about implementing the Tax Cuts and Jobs Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Cuts and Jobs Act, these estimates may be adjusted during the measurement period. The Company's provisional amounts for income taxes were based on the Company’s present interpretations of the Tax Cuts and Jobs Act and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company’s actual results of operations for the year ended March 31, 2018, as well as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed. The Company continues to analyze the changes in certain income tax deductions, and gather additional data to compute the full impacts on the Company’s deferred and current tax assets and liabilities.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 10—Commitments and Contingencies

The Company has entered into commitments under an asset purchase agreement with GlaxoSmithKline (“GSK”), a development, marketing, and supply agreement with Arena Pharmaceuticals GmbH (“Arena”), the Loan Agreement with Hercules, an amended services agreement with RSI, a separate service agreement with RSG (Refer to Note 5(A)) and a license agreement with Qaam Pharmaceuticals LLC. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. Expenditures to contract research organizations and contract manufacturing organizations represent significant costs in clinical development. Subject to required notice periods and the Company's obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into other commitments as the business further develops.

During the nine months ended December 31, 2017, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended March 31, 2017.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and timing of our ongoing development programs for nelotanserin and RVT-104;

•	the success of our interactions with international regulatory authorities;

•	our plans to develop and commercialize nelotanserin and RVT-104;

•	the anticipated start dates, durations and completion dates of our ongoing and future preclinical studies and clinical trials;

•	the anticipated designs of our future clinical studies;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approval for our product candidates;

•	our anticipated commercial launch of our key product candidate, nelotanserin;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	continued service of our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our drug candidates;

•	our anticipated future cash position;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies;

•	the success of competing drugs that are or may become available;

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

Overview
We are a clinical-stage biopharmaceutical company dedicated to advancing treatments for patients with life-altering neurologic conditions. To date, our primary focus has been on developing nelotanserin, a selective inverse agonist of the 5-HT2A receptor, and intepirdine, an antagonist of the 5-HT6 receptor. In January 2018, we announced the results of a pilot Phase 2 Visual Hallucination study of nelotanserin in patients with Lewy body dementia, or LBD. We plan to make a determination of the overall development strategy for nelotanserin once we complete our ongoing comprehensive clinical, regulatory and commercial review. Also in January 2018, we announced the discontinuation of our development of intepirdine following our announcement that neither Phase 2b HEADWAY clinical trial of intepirdine in patients with dementia with Lewy bodies, or DLB, nor the pilot Phase 2 Gait and Balance clinical trial of intepirdine in patients with dementia and gait impairment met their respective primary endpoints and the September 2017 announcement that our Phase 3 MINDSET clinical trial of intepirdine in patients with mild-to-moderate Alzheimer's disease did not meet its co-primary efficacy endpoints. We remain committed to identifying, developing and commercializing other novel treatments for unmet needs in neurology, including areas outside of dementia. We are actively exploring opportunities to acquire or in-license additional products, product candidates and technologies to continue to build our pipeline.

We were founded in October 2014 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring our product candidates and advancing our product candidates, intepirdine and nelotanserin, into clinical development. In June 2015, we completed our initial public offering, or IPO, from which we raised net proceeds of $334.5 million, after deducting underwriting discounts and commissions and offering expenses paid by us. In February 2017, we and our subsidiaries entered into a loan and security agreement with Hercules Capital, Inc., from which we raised net proceeds of $53.5 million. In April 2017, we completed a follow-on public offering of our common shares, from which we raised net proceeds of approximately $134.5 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

To date, we have not generated any revenue. We have recorded net losses of $57.9 million and $47.8 million for the three months ended December 31, 2017 and 2016, respectively, $196.3 million and $128.1 million for the nine months ended December 31, 2017 and 2016, respectively, and $181.0 million for the year ended March 31, 2017. We have determined that we have one operating and reporting segment.

Nelotanserin
Overview
In October 2015, we acquired from our parent company, Roivant Sciences Ltd., or RSL, the global rights to nelotanserin, a selective inverse agonist of the 5-HT2A receptor. To date, we have been investigating and developing nelotanserin to address visual hallucinations and REM behavior disorder, or RBD, in patients with LBD. In June 2017, we received Fast Track designation from the FDA for nelotanserin for the treatment of visual hallucinations in DLB.
Nelotanserin in Lewy Body Dementia
LBD includes two similar conditions, DLB and Parkinson’s disease dementia. There is significant overlap in the pathology and clinical presentation of both conditions; however, the primary difference generally depends on the timing of the onset of cognitive decline relative to the onset of movement-related symptoms. LBD is a progressive neurodegenerative disorder pathologically characterized by the aggregation of alpha-synuclein and other proteins, known as Lewy bodies, in the brain, causing disruption in cognition, function and behavior. In DLB, the cognitive decline typically occurs before or within one year of the onset of movement disorder symptoms. In Parkinson's disease dementia, movement disorder symptoms typically precede cognitive decline by more than one year. The Lewy Body Dementia Association estimates that there are 1.4 million patients with LBD in the United States.
LBD patients suffer from frequent visual hallucinations, which are often treated with off-label atypical antipsychotic medications such as quetiapine. Use of atypical antipsychotic medications, which have activity against the dopamine D2 receptor, can lead to increased or possibly irreversible parkinsonism in LBD patients and a life-threatening side-effect resembling neuroleptic malignant syndrome. We believe that there is a need for new therapeutic options that can reduce visual hallucinations in LBD patients without risk of these severe side effects.

In January 2018, we reported results for a pilot Phase 2 Visual Hallucination study of nelotanserin in patients with LBD. On the primary endpoint of safety, including an assessment of symptoms as measured by the Unified Parkinson's Disease Rating Scale (UPDRS), nelotanserin was generally well tolerated. A number of exploratory efficacy assessments were conducted, including the UPDRS Part III; the Scale for the Assessment of Positive Symptoms (SAPS); SAPS-PD; the Patient Global Impression of Change of Visual Hallucinations (PGIC-VH); and an internally developed patient diary. In a prespecified intention-to-treat analysis, nelotanserin treatment versus placebo (n=27) resulted in a 3.12 point improvement in the UPDRS Part III with a positive trend (p=0.075, unadjusted). In a prespecified analysis of the DLB patient subset (n=19), nelotanserin improved the UPDRS Part III by 4.00 points (p=0.041, unadjusted). No other statistical trends of improvement were seen on prespecified analyses of the full SAPS, SAPS-PD, PGIC-VH, or in the patient diary. Further analyses of these data are being conducted which could yield new insights into the effects of nelotanserin. We plan to make a determination of the overall development strategy for nelotanserin once we complete our ongoing comprehensive clinical, regulatory and commercial review.

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
In March 2016, we initiated a four-week double-blind, randomized, placebo-controlled Phase 2 study in patients with DLB and Parkinson's disease dementia experiencing RBD. This study will utilize objective measures of efficacy as assessed in a sleep-lab setting. Due to slower than anticipated enrollment, technical challenges and the complexity of this study, we believe it may not qualify as pivotal. Therefore, we have elected to close enrollment prior to reaching our enrollment target, and we expect to receive top-line results in the third quarter of calendar year 2018. Patients completing the double-blind portion of this study are eligible to enroll in an open label extension study of nelotanserin.

Intepirdine
Overview
We acquired the worldwide rights to intepirdine from Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited, collectively GSK, under an asset purchase agreement entered into in December 2014, or the GSK Agreement.

Intepirdine Clinical Studies
In September 2017, we announced top-line results from the Phase 3 MINDSET trial. At 24 weeks, patients treated with 35 mg of intepirdine did not experience improvement in cognition or in measures of activities of daily living as measured by the Alzheimer's Disease Assessment Scale-Cognitive Subscale (ADAS-Cog) and by the Alzheimer's Disease Cooperative Study-Activities of Daily Living scale (ADCS-ADL), respectively, compared to patients treated with placebo. In January 2018, we announced results for the Phase 2b HEADWAY trial of intepirdine in patients with DLB and the pilot Phase 2 Gait and Balance trial in patients with dementia and gait impairment. In each of these trials, while intepirdine was generally well tolerated, it did not meet its primary efficacy endpoints. In light of the data from these trials, we have discontinued any further development of intepirdine.

RVT-104
Overview
In August 2016, we and Qaam Pharmaceuticals LLC, or Qaam, entered into an exclusive license agreement under which we in-licensed the rights to develop and commercialize RVT-104, a product candidate that combines rivastigmine, a cholinesterase inhibitor, with peripherally acting quaternary amine muscarinic receptor antagonists. This combination could provide a means to mitigate the known peripheral side effects of cholinesterase inhibitors and may also allow higher than currently approved doses of rivastigmine, which we believe may improve treatment of symptoms of neurodegenerative disorders such as Alzheimer’s disease and LBD.
RVT-104 in Alzheimer's Disease and Dementia with Lewy Bodies
Cholinesterase inhibitors are the standard of care in both Alzheimer’s disease and DLB. Despite their widespread use, many patients cannot tolerate the cholinesterase inhibitors because of their cholinergic side effects such as nausea, vomiting and diarrhea. We believe that drugs that can mitigate these cholinergic side effects may allow more patients to receive optimal cholinesterase inhibitor therapy. We are exploring RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, as a potential treatment for patients with Alzheimer's disease or DLB. We anticipate making a decision about this study after an internal portfolio review occurs in the first quarter of 2018.

Our Key Agreements

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

Under the services agreement in effect as of December 31, 2016, we incurred expenses of $1.4 million and $1.9 million for the three months ended December 31, 2017 and 2016, respectively, and $5.8 million and $5.3 million for the nine months ended December 31, 2017 and 2016, respectively, inclusive of the mark-up. We have recorded these charges as research and development expense and general and administrative expense in our condensed consolidated statements of operations.
Venture Debt Financing from Hercules Capital, Inc.

On February 2, 2017, we and our wholly owned subsidiaries, Axovant Holdings Limited, or AHL, ASG and ASI entered into a loan and security agreement, as amended on May 24 and September 22, 2017, or the ‘‘Loan Agreement’’, with Hercules Capital, Inc., or Hercules, under which we, AHL and ASG, collectively the Borrowers, borrowed an aggregate of $55.0 million, or the Term Loan. ASI issued a guaranty of the Borrowers’ obligations under the Loan Agreement. At the closing of the Term Loan, the Borrowers paid Hercules a facility charge of $550,000. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers are obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest through March 1, 2021. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.

The Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In addition, for so long as the Term Loan remains outstanding, we are required to use commercially reasonable efforts to afford Hercules the opportunity to participate in future underwritten equity offerings of our common shares up to a specified amount.
In connection with the entry into the Loan Agreement, we issued a warrant to Hercules which was exercisable for an aggregate of 274,086 of our common shares at an exercise price of $12.04 per share. In August 2017, Hercules exercised the warrant on a cashless basis and received a net issuance of 129,827 of our common shares.

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

•	upfront payments for the purchase of in-process research and development, which include costs incurred under the GSK Agreement and the Arena Development Agreement.

Unallocated internal costs include:

•	share-based compensation expense for research and development personnel, including expense related to RSL common share awards and RSL options issued by RSL to RSI employees;

•	personnel-related expenses, which include employee-related expenses, such as salaries, benefits and travel expenses, for research and development personnel;

•	costs allocated to us under our services agreements with RSI and RSG; and

•	other expenses, which includes the cost of consultants who assist with our research and development, but are not allocated to a specific program.

Research and development activities will continue to be central to our business model. We expect to continue to incur research and development expense as we wind down our MINDSET, HEADWAY and Gait and Balance trials of intepirdine, and our MINDSET and HEADWAY extension studies, and continue our development program for nelotanserin in LBD. However, due to the termination of the MINDSET, HEADWAY and Gait and Balance trials of intepirdine, we expect our overall research and development expense to decrease significantly until such time as we undertake additional development programs, including in relation to additional product candidates we may in-license or acquire as we pursue our updated business plan. We also expect our share-based compensation and other employee-related expenses for our research and development personnel to decrease as a result of the recent reduction in headcount.

Product candidates in later stages of clinical development, such as nelotanserin, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
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

General and Administrative Expense
General and administrative expenses consist primarily of share-based compensation, legal and accounting fees, consulting services, services received under the services agreements with RSI and RSG and employee-related expenses, such as salaries, benefits and travel expenses, for general and administrative personnel.
We anticipate that our general and administrative expenses will decrease, primarily as the result of a reduction in share-based compensation and other employee-related expenses for our general and administrative personnel due to the recent reduction in headcount.

Results of Operations for the Three and Nine Months Ended December 31, 2017 and 2016
The following table summarizes our results of operations for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	Change	2017	2016	Change
Operating expenses:
Research and development expenses
(includes share-based compensation expense of $2,453 and $4,592 for the three months ended December 31, 2017 and 2016 and $14,625 and $14,029 for the nine months ended December 31, 2017 and 2016, respectively)	$37,346	$36,630	$716	$119,613	$93,980	$25,633
General and administrative expenses
(includes share-based compensation expense of $8,186 and $3,739 for the three months ended December 31, 2017 and 2016 and $26,954 and $13,800 for the nine months ended December 31, 2017 and 2016, respectively)	18,032	11,342	6,690	69,662	33,422	36,240
Total operating expenses	$55,378	$47,972	$7,406	$189,275	$127,402	$61,873

Research and Development Expenses
For the three and nine months ended December 31, 2017 and 2016, the Company's research and development expenses consisted of the following (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	Change	2017	2016	Change
Program-specific costs:
Intepirdine	$23,064	$22,599	$465	$70,794	$59,074	$11,720
Nelotanserin	5,842	3,187	2,655	12,635	7,990	4,645
RVT-103	79	725	(646)	691	1,358	(667)
RVT-104	582	—	582	1,216	—	1,216
Unallocated internal costs:
Share-based compensation	2,453	4,592	(2,139)	14,625	14,029	596
Personnel-related	4,035	2,323	1,712	12,631	6,428	6,203
Services agreements	186	690	(504)	1,573	2,013	(440)
Other	1,105	2,514	(1,409)	5,448	3,088	2,360
Total research and development expenses	$37,346	$36,630	$716	$119,613	$93,980	$25,633

Research and development expenses increased by $0.7 million, to $37.3 million, in the three months ended December 31, 2017 compared to the three months ended December 31, 2016, as program-specific costs increased by $3.1 million, primarily due to increased expenses related to nelotanserin. Personnel-related expenses increased by $1.7 million primarily due to expenses associated with severance costs. These increases were partially offset by a decrease in share-based compensation expense of $2.1 million, primarily due to decreased headcount related to our previously announced reduction in force.

Research and development expenses for the three months ended December 31, 2017 consisted primarily of $23.1 million related to intepirdine clinical studies and related wind down activities, $5.8 million related to nelotanserin, share-based compensation expense of $2.5 million and employee salaries and benefits of $4.0 million. The share-based compensation expense for the three months ended December 31, 2017 included $0.2 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
Research and development expenses were $36.6 million for the three months ended December 31, 2016, and consisted primarily of program-specific costs of $26.5 million, share-based compensation of $4.6 million and personnel-related expenses of $2.3 million. The share-based compensation expense included $2.1 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
Research and development expenses increased by $25.6 million, to $119.6 million, in the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, as program-specific costs increased by $16.9 million, primarily due to increased expenses related to the MINDSET trial for intepirdine. Personnel-related expenses and share-based compensation increased by $6.2 million and $0.6 million, respectively, primarily due to increased headcount.
Research and development expenses for the nine months ended December 31, 2017 consisted primarily of $70.8 million related to intepirdine, share-based compensation of $14.6 million and employee salaries and benefits of $12.6 million. The share-based compensation expense included $4.1 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
Research and development expenses were $94.0 million for the nine months ended December 31, 2016, and consisted primarily of program-specific costs of $68.4 million, share-based compensation of $14.0 million and personnel-related expenses of $6.4 million. The share-based compensation expense included $6.8 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
General and Administrative Expenses
General and administrative expenses increased by $6.7 million, to $18.0 million, in the three months ended December 31, 2017 compared to the three months ended December 31, 2016, primarily due to increases in share based compensation expense of $4.4 million and personnel-related expenses of $2.4 million primarily due to expenses associated with severance costs.
General and administrative expenses for the three months ended December 31, 2017 consisted primarily of share-based compensation expense of $8.2 million, employee salaries and related benefits of $4.2 million, marketing expenses, legal and professional fees, and $1.2 million of direct and indirect costs allocated to us under the services agreements with RSI and RSG. The share-based compensation expense for the three months ended December 31, 2017 included share-based compensation expense of $0.2 million for RSL common share awards and RSL options issued to RSI employees.

General and administrative expenses were $11.3 million for the three months ended December 31, 2016, and consisted primarily of share-based compensation expense of $3.7 million, employee salaries and related benefits of $1.8 million, legal and professional fees of $1.4 million, and $1.2 million of direct and indirect costs allocated to us under the services agreement with RSI. The share-based compensation expense for the three months ended December 31, 2016 included $0.5 million for RSL common share awards issued to RSI employees.

General and administrative expenses increased by $36.2 million, to $69.7 million, in the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, primarily due to increases in share-based compensation expense of $13.2 million, personnel-related expenses of $9.7 million resulting from increased headcount, marketing expenses of $5.9 million related to pre-commercial launch activities and legal and professional fees of $1.0 million.

General and administrative expenses for the nine months ended December 31, 2017 consisted primarily of share-based compensation expense of $27.0 million, employee salaries and related benefits of $15.2 million, marketing expenses of $8.9 million, legal and professional fees of $5.0 million, and $4.2 million of direct and indirect costs allocated to us under the services agreements with RSI and RSG. The share-based compensation expense for the nine months ended December 31, 2017 included share-based compensation expense of $0.7 million for RSL common share awards and RSL options issued to RSI employees.

General and administrative expenses were $33.4 million for the nine months ended December 31, 2016, and consisted primarily of share-based compensation expense of $13.8 million, employee salaries and related benefits, legal and professional fees, and $3.3 million of direct and indirect costs allocated to us under the services agreement with RSI. The share-based compensation expense for the nine months ended December 31, 2016 included share-based compensation of $1.3 million for RSL common share awards and RSL options issued to RSI employees.

Interest Expense
Interest expense was $2.0 million and $5.7 million for the three and nine months ended December 31, 2017, respectively, consisting of interest paid and the amortization of debt discount related to the Loan Agreement.

There was no interest expense for the three and nine months ended December 31, 2016.

Liquidity and Capital Resources
Overview
 As of December 31, 2017, we had cash totaling $188.3 million. In April, 2017, we raised net proceeds of approximately $134.5 million, after deducting underwriting discounts and commissions and offering expenses paid by us, from the sale of 7,753,505 common shares in a follow-on public offering.
Loan and Security Agreement with Hercules Capital, Inc.
On February 2, 2017, we and our wholly owned subsidiaries, AHL, ASG and ASI, entered into the Loan Agreement with Hercules. Pursuant to the Loan Agreement, we, AHL and ASG, as the borrowers, borrowed an aggregate of $55.0 million. ASI issued a guaranty of the borrowers’ obligations under the Loan Agreement, and at the closing, we paid Hercules a facility charge of $550,000.
The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The borrowers are obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest through March 1, 2021. The borrowers’ obligations under the Loan Agreement are secured by a first position lien on substantially all of their and ASI’s respective assets, other than intellectual property. If we prepay the loan prior to March 1, 2021, we will be obligated to pay Hercules a prepayment charge, based on a percentage of the then-outstanding principal balance, equal to 3.0% if the prepayment occurs within the first 18 months following February 2, 2017, 2.0% if the prepayment occurs after 18 months but prior to 36 months following February 2, 2017, and 1.0% if the prepayment occurs thereafter.
The Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.
In connection with the entry into the Loan Agreement, we issued a warrant to Hercules which was exercisable for an aggregate of 274,086 of our common shares at an exercise price of $12.04 per share. In August 2017, Hercules exercised the warrant on a cashless basis and received a net issuance of 129,827 of our common shares.
For the nine months ended December 31, 2017, we used $156.1 million and $4.2 million of cash in our operating and investing activities, respectively. We have incurred and expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate revenue unless and until after we successfully complete development and obtain regulatory approval for one of our products in development. Our cash utilization may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities and activities related to potential commercialization. We anticipate that we will continue to incur significant expenses as we:

•	continue the clinical development of nelotanserin for LBD and other indications;

•	continue the clinical development of RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine;

•	wind down the MINDSET, HEADWAY and Gait and Balance trials for intepirdine;

•	continue open-label extension studies for patients completing our nelotanserin phase 2 studies;

•	seek to identify, acquire, develop and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain scientific, clinical, regulatory, manufacturing, quality control, commercial and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	scale up external manufacturing capabilities to commercialize our product candidates;

•	establish a sales, marketing and distribution infrastructure for drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.
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

Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2017 and 2016 (in thousands):

	Nine Months Ended December 31,
	2017	2016
Net cash used in operating activities	$(156,148)	$(70,751)
Net cash used in investing activities	(4,246)	(105)
Net cash provided by (used in) financing activities	136,072	(4,990)
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and amortization and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the nine months ended December 31, 2017, net cash used in operating activities was $156.1 million and was primarily attributable to a net loss of $196.3 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses, and a decrease of $7.5 million in accounts payable, partially offset by $41.6 million of non-cash share-based compensation expense. For the nine months ended December 31, 2016, net cash used in operating activities was $70.8 million and was primarily attributable to a net loss of $128.1 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, and our general and administrative expenses, partially offset by $27.8 million of non-cash share-based compensation expense and increases of $17.1 million to accrued liabilities and $8.6 million to accounts payable.
Investing Activities
For the nine months ended December 31, 2017 and 2016, net cash used in investing activities was $4.2 million and $105,000, respectively, in each case consisting of purchases of furniture and equipment.
Financing Activities
For the nine months ended December 31, 2017, net cash provided by financing activities was $136.1 million and consists primarily of net proceeds of $134.5 million received from the sale of 7,753,505 common shares in a follow-on public offering. For the nine months ended December 31, 2016, net cash used in financing activities was $5.0 million, which represents the deferred payment made to GSK under the terms of the GSK Agreement in June 2016.
Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. We have entered into commitments under the GSK Agreement, the Arena Development Agreement, the Loan Agreement with Hercules, an amended services agreement with RSI, a separate service agreement with RSG (Refer to Note 5(A)), and a license agreement with Qaam. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. Expenditures to CROs and CMOs represent significant costs in clinical development. Subject to required notice periods and the Company's obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into other commitments as the business further develops.
As of December 31, 2017, the Company did not have any ongoing material financial commitments, other than pursuant to the GSK Agreement, Arena Development Agreement and Loan Agreement.
During the nine months ended December 31, 2017, there were no material changes outside the ordinary course of business to our specified contractual obligations from those disclosed in our contractual obligations section included in our Annual Report on Form 10-K for the year ended March 31, 2017.
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

In March 2016, the FASB issued ASU No. 2016-09, ‘‘Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting’’, or ASU No. 2016-09. ASU No. 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. We have adopted this guidance as of April 1, 2017, using a modified retrospective transition method. As a result of the adoption of this standard, we elected to change our policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $235,000 to accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other requirements of ASU No. 2016-09 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, ‘‘Business Combinations (Topic 805): Clarifying the Definition of a Business’’, or ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU No. 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We will apply the guidance to applicable transactions after the adoption date. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of December 31, 2017, we had cash of $188.3 million, consisting of non-interest bearing deposits denominated in the U.S. dollar and Swiss franc. We also have long-term debt that bears interest at a prime-based variable rate. A 10% change in this interest rate would have an approximate $0.6 million impact on our annual interest expense. We do not believe we are currently exposed to any material market risk.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

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
Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates and other assets for the treatment of various forms of dementia and to obtain the necessary regulatory approvals for their commercialization. We have never been profitable, have not generated any revenue from product sales, and have no products approved for commercial sale.
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
We expect our research and development expenses to be significant as we continue to develop nelotanserin for the treatment of multiple aspects of LBD and RVT-104 for the potential treatment of Alzheimer's disease and DLB. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.
We are heavily dependent on the success of nelotanserin, our key product candidate, which is still in clinical development, and if it does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
We currently have no products that are approved for commercial sale and may never be able to develop marketable drug products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to nelotanserin. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of this product candidate. We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA, the EMA, the PMDA and other comparable regulatory authorities that each have differing regulations. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approvals from the FDA or comparable regulatory authorities in other countries. We have not submitted marketing applications to the FDA or foreign regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining marketing approval is an extensive, lengthy, expensive and inherently uncertain process, and regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:

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

In February 2017, we and our subsidiaries entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, for a term loan of $55.0 million, or the Term Loan. We refer to this loan and security agreement, as amended on May 24, 2017 and September 22, 2017, as the Loan Agreement.
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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. These expenditures will include costs to Arena under the Arena Development Agreement. Under the terms of this agreement, we are obligated to make significant cash payments upon the achievement of specified development, regulatory and sales performance milestones, as well as payments in connection with the sale of resulting products and the manufacture and supply of nelotanserin for commercial purposes.
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
We currently have 80 employees. We also rely in part on the administrative support and research and development services provided by our affiliates, RSI and RSG, wholly owned subsidiaries of RSL, pursuant to our services agreements with RSI and RSG. Personnel and support staff that provide services to us under these services agreements are not required to, and we do not expect that they will, have as their primary responsibility the management and administration of our business or act exclusively for us. Under these services agreements, RSI and RSG have the discretion to determine which of their employees will perform services for us. Further, Michael Adasczik, our Principal Accounting Officer, is an employee of RSI. As a result, he is unlikely to allocate all of his time and resources to us.
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
Our Principal Operating Officer recently resigned to pursue a new opportunity, and our Principal Executive Officer is also considering leaving the company to pursue a new opportunity and is in discussions with us regarding a possible transition from the company. We are highly dependent on the skills and leadership of our management team, as well as the key employees of RSI and RSG that provide services to us through our services agreements. Our senior management and key employees, as well as those of RSI and RSG, may terminate their position with us or their employment with RSI or RSG, respectively, at any time. Further, neither RSI nor RSG is required pursuant to the services agreements to maintain the employment of any of its key employees on our behalf or to cause those individuals to provide services to us. If we lose one or more members of our senior management team or key employees, or if RSI or RSG loses one or more members of their senior management teams or key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing these individuals may be difficult, cause disruption, and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any of our executives or other employees.

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
Part of our strategy involves the business development activities of identifying and acquiring novel product candidates, and this aspect of our business has become more important as a result of our discontinuation of our lead development program. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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

The process of identifying and acquiring product candidates is highly competitive, and our ability to compete successfully is impacted by the fact that many of the companies with which we compete for these candidates have significantly greater experience, development and commercialization capabilities, name recognition and financial and human resources than we do. Further, our business development efforts are led by our senior executive officers and other management team members and would be significantly impaired if we were to lose the services of any of these executives. The time and resources spent on business development activities may also distract management’s attention from our other development and business activities. Even if we are successful in identifying and acquiring additional product candidates, we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. If we are unable to identify and acquire suitable product candidates for clinical development, this would adversely impact our business strategy and our financial position and share price.
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
Our product candidates are still in development and will require extensive clinical testing before we are prepared to submit an application for marketing approval to regulatory authorities. We cannot predict with any certainty if or when we might submit any such application for regulatory approval for our product candidates or whether any such application will be approved by the applicable regulatory authority in our target markets. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, regulatory authorities may not agree with our proposed endpoints for any clinical trials of our product candidates, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and the results of smaller preclinical or early clinical trials therefore may not be predictive of the results of large scale or later-stage clinical programs. For example, in January 2018, we announced that intepirdine did not meet its primary efficacy endpoints in the Phase 2b HEADWAY and pilot Phase 2 Gait and Balance studies. In light of the data from these studies, we discontinued our intepirdine program. Likewise, there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results. A number of companies in the biopharmaceutical industry, and especially in the neurology field, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.
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
In addition, we acquired worldwide rights to our product candidates and were not involved in their development prior to such acquisitions. Any difficulties we experience in transitioning and integrating such product candidates into our operations may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary drug products, information, reports and data from third parties in a timely manner. More particularly, we have had no involvement with or control over the nonclinical and clinical development of either of our product candidates prior to acquiring the rights to them. We are dependent on predecessors including Arena, having conducted such research and development in accordance with the applicable protocols, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors including Arena could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate future revenues.
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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the effectiveness of our patient recruitment efforts, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, the negative results we have reported in clinical trials to date and any other negative results we may report in clinical trials of any of our product candidates in the future may make it difficult or impossible to recruit and retain patients in other clinical trials of those product candidates. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
A Fast Track designation by or Special Protocol Assessment with the FDA may not actually lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation in the United States from the FDA. The FDA has broad discretion whether or not to grant this designation. A Special Protocol Assessment (SPA) agreement between a sponsor and FDA indicates the agency’s concurrence with the adequacy and acceptability of the clinical trial design to support a submission for marketing approval, but neither modifies the standard of evidence required for nor guarantees marketing approval. We have applied for and received Fast Track designation from the FDA for nelotanserin in the treatment of visual hallucinations in DLB, and we may apply for that designation for some or all of our other product candidates in the future. We may also seek a SPA agreement for some or all of our other product candidates in the future. The Fast Track designations we received, as is the case for any other Fast Track designation or SPA agreement we may obtain or enter into in the future, do not necessarily lead to a faster development pathway or regulatory review process, and do not increase the likelihood of regulatory approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development programs, and may rescind a SPA agreement if a substantial scientific issue essential to determining the safety or efficacy of the product has been identified after the trial has begun.
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
We are aware of several companies that are working to develop drugs that would compete against our product candidates, including nelotanserin. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.
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

We expect sales of our product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future. The failure of any of our product candidates, if approved, to find market acceptance would harm our business and could require us to seek additional financing.
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

If one of our product candidates is approved by the FDA, one or more third parties may challenge the current patents, or patents that may issue in the future, within our portfolio, including those covering nelotanserin, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug containing nelotanserin, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval.

Moreover, a third party may challenge the current patents, or patents that may issue in the future, within our portfolio, including those covering our product candidates, including nelotanserin, which could result in the invalidation of some or all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products. If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products, we will not be entitled to the 30-month stay of FDA approval upon the filing of an ANDA for a generic drug containing, for example, nelotanserin, and relies in whole or in part on studies conducted by or for us.

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

•
any delay in filing applications for marketing approval of nelotanserin, and any adverse development or perceived adverse development with respect to applicable regulatory authorities’ review of those applications;

•	failure to successfully develop and commercialize nelotanserin or any other of our current or future product candidates;

•	inability to obtain additional funding;

•	regulatory or legal developments in the United States and other countries applicable to our product candidates;

•	adverse regulatory decisions or statements;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for our current product candidates or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

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
Based on common shares outstanding as of December 31, 2017, RSL beneficially owns approximately 69.6% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.

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
We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. We are also subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Additionally, our ability to pay dividends is currently restricted by the terms of the Loan Agreement. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.
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
If we are unable to maintain proper and effective internal controls over financial reporting and disclosure controls and procedures, investor confidence in our company and, as a result, the value of our common shares, may be adversely affected.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. Effective disclosure controls and procedures enable us to make timely and accurate disclosure of financial and non-financial information that we are required to disclose. If we cannot provide effective controls and reliable financial reports and other disclosures, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls over financial reporting or disclosure controls and procedures that, even if effective, could be improved. For example, with respect to disclosure controls and procedures, in January 2018, we issued a press release disclosing clinical trial results that included an erroneous statistical value. We issued a correction the next day, and we are taking steps to further enhance controls over our clinical data disclosure process.We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be a “large accelerated filer,” as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act.

If material weaknesses or control deficiencies occur or our disclosure controls and procedures are ineffective in the future, we may be unable to report our financial results or make other disclosures accurately on a timely basis, which could cause our reported financial results or other disclosures to be materially misstated and result in the loss of investor confidence and cause the market price of our common shares to decline.

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
Our bye-laws enable our board of directors to issue preference shares, which may discourage a change of control.
Our bye-laws contain provisions that enable our board of directors to determine the powers, preferences, and rights of our preference shares and to issue the preference shares without shareholder approval.
This could discourage, delay or prevent a transaction involving a change in control of our company and may prevent our shareholders from receiving the benefit from any premium to the market price of our common shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of this provision may adversely affect the prevailing market price of our common shares if it is viewed as discouraging takeover attempts in the future.

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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the United Kingdom, and under current U.K. tax law, a company which is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could materially adversely affect our results of operations. For example, Axovant Sciences GmbH is our principal operating company for conducting our business and the entity that holds our intellectual property rights, including nelotanserin. The establishment of this Swiss entity as our principal operating company and the transfer of our intellectual property rights to this entity may result in a higher overall effective tax rate.
The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
RSL, our principal shareholder, is incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions in part through intercompany service agreements between us, our parent company and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm's length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, on December 22, 2017, the President of the United States signed into law an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the "Tax Cuts and Jobs Act”), which introduced a comprehensive set of tax reforms. We continue to assess the impact of such tax reform legislation on our business and may determine that changes to our structure, practice or tax positions are necessary in light of the Tax Cuts and Jobs Act. Certain impacts of this legislation have been taken into account, including the reduction of the U.S. corporate tax rate from the previous 35 percent to 21 percent. The Tax Cuts and Jobs Act, in conjunction with the tax laws of other jurisdictions in which we operate, however, may require consideration of changes to our structure and the manner in which we conduct our business. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

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
Our status as a PFIC will depend on the composition of our income and the composition and value of our assets. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and subsequent financings in our business. With respect to the taxable year that ended on March 31, 2017 and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
Certain U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a “controlled foreign corporation”, or a CFC, under Section 957(a) of the Internal Revenue Code of 1986, as amended, or the Code.
A non-U.S. corporation is considered a CFC if more than 50 percent of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or, for taxable years of non-U.S. corporations beginning after December 31, 2017 and for taxable years of shareholders with or within which such taxable years of non-U.S. corporations end, 10% or more of the value) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such U.S. shareholders’ share of the CFC’s “Subpart F income”, a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and certain other new items under the Tax Cuts and Jobs Act. Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC.
Certain changes in the U.S. tax law introduced by the Tax Cuts and Jobs Act may result in the creation of CFCs within the group, may also impact our CFC status, and may affect holders of our common shares that are United States shareholders. For

U.S. holders who hold 10% or more of the vote or value of our common shares, this may result in negative U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares and the impact of the Tax Cuts and Jobs Act, especially the changes to the rules relating to CFCs.

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
As of December 31, 2017, we have used all of the net proceeds from the IPO, primarily to fund the nonclinical and clinical development of intepirdine and nelotanserin, to expand our internal research and development capabilities, and for general corporate purposes.
Such uses are consistent with the planned use of proceeds described in our prospectus dated June 10, 2015 filed with the SEC on June 11, 2015 pursuant to Rule 424(b) under the Securities Act.

Item 3.         Defaults Upon Senior Securities.
None.

Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
On February 5, 2018, Marion McCourt, resigned from her positions as our Principal Operating Officer and the President and Chief Operating Officer of ASI., in each case, effective as of February 9, 2018, to pursue a new opportunity.
In connection with Ms. McCourt’s resignation, we entered into a separation agreement under which Ms. McCourt agreed to a general release of claims. In exchange for this release, we agreed to pay Ms. McCourt severance in the form of continued payments of her current base salary on regular payroll dates through March 31, 2018 and a discretionary bonus equal to 100% of her bonus target for 2017 (or $201,500), on the date discretionary bonuses are paid to our other employees. We also agreed to waive any right to recover relocation expenses paid by us under her employment agreement with us and to pay any further travel expenses incurred in connection with her employment with us or such relocation. Ms. McCourt’s entitlement to this consideration is subject to her continuing compliance with the terms of the separation agreement, as well as various other restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement and confidentiality.

The foregoing summary of the separation agreement of Ms. McCourt does not purport to be complete and is qualified in its entirety by reference to her separation agreement, which will be filed as an exhibit to our Annual Report on Form 10-K for the period ending March 31, 2018.

In addition, our Principal Executive Officer is also considering leaving the company to pursue a new opportunity and is in discussions with us regarding a possible transition from the company.

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

AXOVANT SCIENCES LTD.

		By:	/s/ Gregory Weinhoff
Date	February 9, 2018		Gregory Weinhoff (Duly Authorized Officer and Principal Financial Officer)