Form 10-Q
period 2018-06-30
Axovant Sciences Ltd.
filed 2018-08-07
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on August 3, 2018, was 122,080,788.

AXOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements (Unaudited)

AXOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2018	March 31, 2018
Assets
Current assets:
Cash	$92,934	$154,337
Prepaid expenses and other current assets	7,448	2,174
Income tax receivable	1,616	1,751
Total current assets	101,998	158,262

Other non-current assets	3,784	—
Property and equipment, net	1,802	2,524

Total assets	$107,584	$160,786

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,431	$3,949
Due to RSL, RSI and RSG	2,156	1,011
Accrued expenses	25,133	31,862
Current portion of long-term debt	14,791	9,753
Total current liabilities	43,511	46,575

Long-term debt	38,247	42,925

Total liabilities	81,758	89,500

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 107,795,074 and 107,788,074 issued and outstanding at June 30, 2018 and March 31, 2018, respectively	1	1
Additional paid-in capital	633,979	628,110
Accumulated deficit	(608,839)	(556,951)
Accumulated other comprehensive income	685	126
Total shareholders’ equity	25,826	71,286
Total liabilities and shareholders’ equity	$107,584	$160,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2018	2017
Operating expenses:
Research and development expenses(1)
(includes total share-based compensation expense of $2,517 and $6,256 for the three months ended June 30, 2018 and 2017, respectively)	$37,418	$43,712
General and administrative expenses(2)
(includes total share-based compensation expense of $3,342 and $9,344 for the three months ended June 30, 2018 and 2017, respectively)	11,754	21,518
Total operating expenses	49,172	65,230
Other expenses:
Interest expense	1,970	1,874
Other expense (income)	668	(357)
Loss before income tax expense	(51,810)	(66,747)
Income tax expense	78	2,519
Net loss	$(51,888)	$(69,266)
Net loss per common share — basic and diluted	$(0.48)	$(0.65)
Weighted average common shares outstanding — basic and diluted	107,789,920	106,400,912

(1) Includes $2,619 and $3,001 of total costs allocated from RSL, RSI and RSG for the three months ended June 30, 2018 and June 30, 2017, respectively.

(2) Includes $1,302 and $1,873 of total costs allocated from RSL, RSI and RSG for the three months ended June 30, 2018 and June 30, 2017, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2018	2017

Net loss	$(51,888)	$(69,266)
Other comprehensive income (loss):
Foreign currency translation adjustment	559	(349)
Total other comprehensive income (loss)	559	(349)
Comprehensive loss	$(51,329)	$(69,615)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount

Balance at March 31, 2018	107,788,074	$1	$628,110	$(556,951)	$126	$71,286
Exercise of stock options	7,000	—	10	—	—	10
Share-based compensation expense	—	—	5,369	—	—	5,369
Capital contribution — share-based compensation expense	—	—	490	—	—	490
Foreign currency translation adjustment	—	—	—	—	559	559
Net loss	—	—	—	(51,888)	—	(51,888)
Balance at June 30, 2018	107,795,074	$1	$633,979	$(608,839)	$685	$25,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(51,888)	$(69,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustment	559	(349)
Share-based compensation	5,859	15,600
Depreciation and non-cash amortization	1,034	335
Deferred tax assets	—	2,709
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,274)	(1,170)
Other non-current assets	(3,784)	—
Accounts payable	(2,518)	(4)
Due to RSL, RSI and RSG	1,193	1,547
Accrued expenses	(6,729)	3,245
Income tax receivable	135	(566)
Net cash used in operating activities	(61,413)	(47,919)
Cash flows from investing activities:
Purchases of property and equipment	—	(2,171)
Net cash used in investing activities	—	(2,171)
Cash flows from financing activities:
Exercise of stock options	10	747
Cash proceeds from issuance of common shares, net of costs	—	134,628
Net cash provided by financing activities	10	135,375
Net change in cash	(61,403)	85,285
Cash—beginning of period	154,337	212,573
Cash—end of period	$92,934	$297,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Axovant Sciences Ltd., together with its wholly owned subsidiaries (the "Company"), is a clinical-stage biopharmaceutical company focused on the acquisition, development and commercialization of novel therapeutics in the fields of neurology and psychiatry. The Company is developing a pipeline of clinical and nonclinical product candidates that focuses on the various aspects of debilitating neurological diseases such as Parkinson's disease, oculopharyngeal muscular dystrophy, Lewy body dementia ("LBD") and other indications in the fields of neurology and psychiatry.

The Company is an exempted limited company incorporated under the laws of Bermuda in October 2014 under the name Roivant Neurosciences Ltd. The Company changed its name to Axovant Sciences Ltd. in March 2015. The Company has six wholly owned subsidiaries. Axovant Holdings Limited ("AHL"), a direct wholly owned subsidiary of Axovant Sciences Ltd., was incorporated in England and Wales in August 2016; Axovant Sciences, Inc. ("ASI"), a direct wholly owned subsidiary of AHL, was incorporated in Delaware in February 2015; Axovant Sciences GmbH ("ASG"), a direct wholly owned subsidiary of AHL, was organized in Switzerland in August 2016; Axovant Sciences America, Inc. ("ASA"), a direct wholly owned subsidiary of AHL, was incorporated in Delaware in July 2017; and Axovant Treasury Holdings, Inc. ("ATH"), a direct wholly owned subsidiary of ASL and Axovant Treasury, Inc. ("ATI"), a direct wholly owned subsidiary of ATH, were each incorporated in Delaware in March 2018. ASG holds all of the Company's intellectual property rights and is the principal operating company for conducting the Company’s business.
The Company's near-term focus is to develop its gene therapy product candidates AXO-Lenti-PD, a potential one-time treatment for Parkinson's disease, and AXO-AAV-OPMD, a potential one-time treatment for oculopharyngeal muscular dystrophy ("OPMD"). The Company intends to begin a Phase 1/2 study of AXO-Lenti-PD in advanced Parkinson's disease patients before the end of 2018 and a placebo-controlled study of AXO-AAV-OPMD in OPMD patients in 2019. Prior to the recent in-licensing of AXO-Lenti-PD in June 2018 and AXO-AAV-OPMD in July 2018, the Company's primary focus had been on developing nelotanserin, a selective inverse agonist of the 5-HT2A receptor, and intepirdine, an antagonist of the 5-HT6 receptor. In January 2018, the Company announced the results of a pilot Phase 2 study of nelotanserin in patients with LBD that experience visual hallucinations. The Company plans to make a determination of the overall development strategy for nelotanserin once it has reviewed topline data in the second half of 2018 from its currently ongoing Phase 2 study of nelotanserin in REM Sleep Behavior Disorder ("RBD") in LBD patients, and has completed its ongoing comprehensive clinical, regulatory and commercial review. In addition, the Company will determine its development plans for RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, as a potential treatment for patients with Alzheimer's disease or dementia with Lewy bodies ("DLB"), which is a sub-type of LBD, once it has completed its ongoing comprehensive clinical, regulatory and commercial review in the context of its recent acquisition of AXO-Lenti-PD, AXO-AAV-OPMD and any other newly acquired product candidates.

From its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, acquiring product candidates and advancing its product candidates into clinical development. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months. The Company will be required to obtain further funding through public or private offerings of its share capital, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all.

Note 2—Summary of Significant Accounting Policies

(A) Basis of Presentation:

The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 the ("Annual Report"), filed with the Securities and Exchange Commission ("SEC") on June 11, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019, for any other interim period, or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB"). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report.

(B) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to the assets, liabilities, costs and expenses (including compensation expense) allocated to the Company under its services agreements with Roivant Sciences, Inc. ("RSI") and Roivant Sciences GmbH ("RSG"), each a wholly owned subsidiary of the Company’s parent company, RSL, as well as contingent liabilities, share-based compensation and research and development costs. Specifically, the Company estimates the grant date fair value of stock option awards with only time-based vesting requirements using a Black-Scholes valuation model, and uses a Monte Carlo Simulation method under the income approach to estimate the grant date fair value of stock option awards with market-based performance conditions. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

(C) Net Loss per Common Share:

Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. Stock options to purchase 14.9 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three months ended June 30, 2018 because they were anti-dilutive given the net loss of the Company. Stock options and a warrant which, combined, would enable the purchase of an aggregate of 14.5 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three months ended June 30, 2017 because they were anti-dilutive given the net loss of the Company.

(D) Fair Value Measurements:

The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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
The Company’s financial instruments include cash, accounts payable and long-term debt. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company’s debt was $53.0 million as of June 30, 2018 and approximates fair value based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. See Note 5 for the actual book carrying value of the Company's long-term debt at June 30, 2018.
(E) Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, ‘‘Leases (Topic 842)’’ (‘‘ASU No. 2016-02’’), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the provisions of ASU No. 2016-02 and its impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, ‘‘Business Combinations (Topic 805): Clarifying the Definition of a Business’’ (‘‘ASU No. 2017-01’’), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the provisions of ASU No. 2017-01 on April 1, 2018 on a prospective basis. The impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions. See Note 3 for further information regarding the impact of the adoption of ASU No. 2017-01 on its license agreement executed during the three months ended June 30, 2018.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU No. 2018-02"). ASU No. 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act, from accumulated other comprehensive (loss) income to retained earnings. ASU No. 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company expects to adopt the provisions of ASU No. 2018-02 for the fiscal year beginning April 1, 2019. As the Company has not yet completed its final review of the impact of ASU No. 2018-02 but expects to by March 31, 2019, the Company has not determined whether the adoption of this guidance will have a material impact on its consolidated financial statements or disclosures.

In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118," ("ASU No. 2018-05"). ASU No. 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the Tax Cuts and Jobs Act. ASU No. 2018-05 was effective immediately. The Company evaluated the impact of the Tax Cuts and Jobs Act as well as the guidance of Staff Accounting Bulletin 118 and incorporated the changes into the determination of a reasonable estimate of deferred taxes and appropriate disclosures in the notes to the Company’s consolidated financial statements. The Company will continue to evaluate the impact this tax reform legislation may have on our results of operations, financial position, cash flows and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," (ASU No. 2018-07). ASU No. 2018-07 requires equity-classified share-based payment awards issued to nonemployees to be measured on the grant date, rather than remeasuring the awards through the performance completion date as previously required. Additionally, for nonemployee awards with performance conditions, compensation cost associated with the award is to be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. Further, the requirement to reassess the liability or equity classification for nonemployee awards upon vesting is eliminated, except for awards in the form of convertible instruments. ASU No. 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after the adoption of ASU No. 2014-09. The Company expects to adopt the provisions of ASU No. 2018-07 for the fiscal year beginning April 1, 2019. As the Company has not yet completed its final review of the impact of ASU No. 2018-07 but expects to by March 31, 2019, the Company has not determined whether the adoption of this guidance will have a material impact on its consolidated financial statements or disclosures.

Note 3—License Agreement

On June 5, 2018, the Company, through its wholly owned subsidiary, ASG, entered into an exclusive license agreement (the "Oxford BioMedica Agreement") with Oxford BioMedica (UK) Ltd. ("Oxford BioMedica"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford BioMedica to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. In June 2018, as consideration for the license, the Company made an upfront nonrefundable payment to Oxford BioMedica of $30.0 million, $5.0 million of which will be applied as a credit against the process development work and clinical supply that Oxford BioMedica will provide to the Company. Under the terms of the Oxford BioMedica Agreement, the Company could be obligated to make payments to Oxford BioMedica totaling up to $55.0 million upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones. The Company will also be obligated to pay Oxford BioMedica a tiered royalty from 7% to 10%, based on yearly aggregate net sales of the underlying gene therapy products, subject to specified reductions upon the occurrence of certain events as set forth in the Oxford BioMedica Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country.

The Company is solely responsible, at its expense, for all activities related to the development and commercialization of the gene therapy products underlying the Oxford BioMedica Agreement. Pursuant to the Oxford BioMedica Agreement, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval of, and commercialize a gene therapy product underlying the Oxford BioMedica Agreement in the United States and at least one major market country in Europe. In addition, the Company is required to meet certain diligence milestones and to include at least one U.S.-based clinical trial site in a pivotal study of a gene therapy product underlying the Oxford BioMedica Agreement. If the Company fails to meet any of these specified development milestones, it may cure such failure by paying Oxford BioMedica certain fees, which range from $0.5 million to $1.0 million.

The Company has evaluated the Oxford BioMedica Agreement and has determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the IPR&D had not reached technological feasibility and therefore has no alternative future use. Accordingly, the Company recorded $25.0 million of the initial payment under the license agreement as research and development expense in the Company's unaudited condensed consolidated statements of operations during the three months ended June 30, 2018. As the remaining $5.0 million of the initial payment under the licensing agreement represents a nonrefundable payment for process development work and clinical supplies that Oxford BioMedica will provide over the term of the license agreement, the Company capitalized $1.25 million within prepaid expenses and other current assets and $3.75 million within other non-current assets in its unaudited condensed consolidated balance sheet as of June 30, 2018, which will be recorded to research and development expense as the process development work and clinical supplies are provided by Oxford BioMedica.

Note 4—Accrued Expenses

As of June 30, 2018 and March 31, 2018, the Company’s accrued expenses consisted of the following (in thousands):

	June 30, 2018	March 31, 2018

Research and development expenses	$18,831	$21,855
Salaries, bonuses, and other compensation expenses	2,722	7,718
Legal expenses	2,043	779
Other expenses	1,537	1,510
Total accrued expenses	$25,133	$31,862

Note 5—Long-term Debt

On February 2, 2017, the Company and its subsidiaries, AHL, ASG and ASI, entered into a loan and security agreement (as amended on May 24 and September 22, 2017, the "Loan Agreement") with Hercules Capital, Inc., ("Hercules"), under which the Company, AHL and ASG (the "Borrowers") borrowed an aggregate of $55.0 million (the "Term Loan"). Subsequently, the Company has added its subsidiary ASA as a Borrower in July 2017 and its subsidiaries ATH and ATI as Borrowers in April 2018. Pursuant to the Loan Agreement, ASI has issued a guaranty of the Borrowers’ obligations under the Loan Agreement. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers are obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest beginning October 1, 2018 through March 1, 2021. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.

On May 24, 2017, the Loan Agreement was amended such that, commencing July 1, 2017, the required minimum amount of unrestricted cash is equal to the lesser of (i) $35.0 million (the "Applicable Amount") plus certain aged accounts payable amounts (as further defined in the Loan Agreement) and (ii) the outstanding amount of debt under the Loan Agreement plus certain aged accounts payable (as further defined in the Loan Agreement), provided that the Applicable Amount may be lowered to $30 million upon the achievement of certain clinical milestones as set forth in the Loan Agreement.

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

In connection with the Loan Agreement, the Company issued a warrant to Hercules, exercisable for an aggregate of 274,086 of the Company’s common shares at an exercise price of $12.04 per share (the "Warrant"). In August 2017, Hercules exercised the Warrant on a cashless basis and received a net issuance of 129,827 of the Company's common shares. The Company has accounted for the Warrant as an equity instrument since it was indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance was approximately $2.3 million and was treated as a discount to the debt. This amount will be amortized to interest expense under the effective interest method over the life of the Term Loan, which is a period of 48 months. The Company estimated the value of the Warrant using the Black-Scholes model. The key assumptions used to value the Warrant were as follows:

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
Outstanding debt obligations are as follows (in thousands):

	June 30, 2018	March 31, 2018

Principal amount	$55,000	$55,000
Less: unamortized discount and debt issuance costs	(1,962)	(2,322)
Loan payable less unamortized discount and debt issuance costs	53,038	52,678
Less: current portion of long-term debt	(14,791)	(9,753)
Long-term loan payable, net of current maturities	$38,247	$42,925

Note 6—Related Party Transactions

(A) Services Agreements:

In 2015, the Company and ASI entered into a services agreement with RSI (the ‘‘Services Agreement’’) under which RSI has agreed to provide certain administrative and research and development services to the Company. The Company and ASI amended and restated the Services Agreement with RSI on October 13, 2015 effective for the fiscal year commencing April 1, 2015. Under the Services Agreement, as amended and restated, the Company pays or reimburses RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI employees, RSI charges back the employee compensation expense plus a pre-determined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs are billed back at cost. The accompanying interim unaudited condensed consolidated financial statements include third-party expenses that have been paid by RSI and RSL.

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

Under the Services Agreements, for the three months ended June 30, 2018 and 2017, the Company incurred expenses of $3.4 million and $2.7 million, respectively, inclusive of the pre-determined mark-up.

(B) Family Relationships:

Geetha Ramaswamy, MD, the former Vice President, Medical and Scientific Strategy of ASI and an employee of RSI, is the mother of Vivek Ramaswamy, the Chairman of the Company's Board of Directors and former Chief Executive Officer of the Company. Sarah Friedhoff, formerly Senior Business Operations and Research and Development Specialist of ASI, is the daughter of Lawrence Friedhoff, MD, PhD, formerly the Chief Development Officer of ASI and currently Chief of Research & Development of RSI. Shankar Ramaswamy, MD, the Senior Vice President, Business Development of ASI, and a former employee of RSI, is the brother of Vivek Ramaswamy. Lawrence Friedhoff, MD, PhD, Geetha Ramaswamy, MD and Sarah Friedhoff were no longer employed by ASI beginning in October 2017.

Salary expenses for Shankar Ramaswamy, MD were $75,000 and $66,950 for the three months ended June 30, 2018 and 2017, respectively. Salary expenses for Geetha Ramaswamy, MD were $66,950 for the three months ended June 30, 2017. Salary expenses for Sarah Friedhoff were $19,313 for the three months ended June 30, 2017.

Note 7—Shareholders' Equity

In April 2017, the Company issued and sold 7,753,505 common shares, including 1,011,326 common shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at an offering price of $18.54 per common share for gross proceeds of $143.7 million. The net proceeds to the Company were $134.6 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

During the three months ended March 31, 2018, RSL incurred $0.3 million of expenses on behalf of the Company. This amount was treated as a capital contribution.

On June 5, 2018, the Company entered into a share purchase agreement with RSL, its majority shareholder, pursuant to which the Company agreed to issue and sell to RSL 14,285,714 of its common shares at a purchase price of $1.75 per share, which was the closing price per share of the Company's common shares on the Nasdaq Global Select Market on June 5, 2018. In July 2018, the Company received $25.0 million of net proceeds from RSL upon the closing of this private placement.

On June 22, 2018, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell the Company's common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as the Company's agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of the Company's common shares sold under the sales agreement. As of June 30, 2018, $75.0 million of the Company's common shares remained available for sale under the sales agreement.

Note 8—Share-Based Compensation

In April 2017, the number of common shares authorized for issuance under the Company's 2015 Equity Incentive Plan increased automatically to an aggregate of approximately 16.5 million common shares in accordance with the terms of the 2015 Equity Incentive Plan. In June 2017, the Company's Board of Directors amended and restated the 2015 Equity Incentive Plan (the "2015 Plan") to, among other things, increase the number of common shares authorized for issuance thereunder to approximately 20.5 million common shares. The 2015 Plan became effective upon shareholder approval in August 2017. In April 2018, the number of common shares authorized for issuance under the 2015 Plan increased automatically to approximately 24.8 million common shares in accordance with the terms of the 2015 Plan. At June 30, 2018, a total of 9.2 million common shares were available for future grant under the 2015 Plan, and options to purchase approximately 14.9 million common shares were outstanding under the 2015 Plan, with a weighted average exercise price of $4.95 per share.

(A) Stock Options Granted to Employees and Directors:

During the three months ended June 30, 2018 and 2017, the Company granted options to its employees and directors under the 2015 Plan to purchase a total of 0.7 million and 7.1 million common shares, respectively. The stock options granted during the three months ended June 30, 2018 includes approximately 0.3 million common shares with market-based performance conditions to an employee with an exercise price of $3.79 per share, a contractual term of 10 years, and a corresponding estimated grant date fair value of $0.6 million. As of June 30, 2018, stock options with market-based performance conditions to purchase 1.3 million common shares were outstanding with a weighted-average exercise price of $1.91 per share. The market-based performance options vest based on exceeding certain closing prices of the Company's common stock. As of June 30, 2018, stock options with market-based performance conditions to purchase approximately 0.4 million common shares with a weighted-average exercise price of $1.46 per share were vested, which occurred during the three months ended June 30, 2018.

The Company recorded total share-based compensation expense related to stock options issued to Company employees and directors of $4.6 million and $12.2 million, respectively, for the three months ended June 30, 2018 and 2017. At June 30, 2018, total unrecognized compensation expense related to non-vested options was $33.8 million, which is expected to be recognized over the remaining weighted-average service period of 2.35 years.

(B) Share-Based Compensation for Related Parties:

(1) Stock Options Granted to Non-Employees:

During the three months ended June 30, 2018 and 2017, the Company granted options to purchase a total of 1,000,000 and 209,600 common shares, respectively, to employees of RSI and other consultants as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees and other consultants is accounted for by the Company in accordance with the authoritative guidance for non-employee equity awards and is remeasured on each valuation date until performance is complete using the Black-Scholes pricing model.

Each award is subject to a specified vesting schedule. Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $0.4 million and $1.0 million of share-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. The share-based compensation was recorded as research and development and general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $1.7 million as of June 30, 2018, which is expected to be recognized over the remaining weighted-average service period of 2.50 years.

(2) Share-Based Compensation Allocated to the Company by RSL:

The Company incurs share-based compensation expense for RSL common share awards and RSL options issued by RSL to RSL, RSG and RSI employees. Share-based compensation expense is allocated to the Company by RSL based upon the relative percentage of time utilized by RSL, RSG and RSI employees on Company matters.

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

The Company recorded share-based compensation expense of $0.5 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively, in relation to the RSL common share awards and options issued by RSL to RSG and RSI employees.

(3) Share-Based Compensation for Family Members:

The Company recorded aggregate share-based compensation expense of $0.8 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, in connection with options vesting for Geetha Ramaswamy, MD, Shankar Ramaswamy, MD and Sarah Friedhoff.

Shankar Ramaswamy, MD, while previously employed by RSI, was also granted RSL common shares. The Company recorded share-based compensation expense of $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, related to the RSL common share awards held by Shankar Ramaswamy, which the Company has recorded as research and development expense in the accompanying unaudited condensed consolidated statements of operations. At June 30, 2018, total unrecognized compensation expense related to these non-vested RSL common share awards was $7,401 and is expected to be recognized over the remaining weighted-average service period of 0.02 years.

Note 9 - Restructuring

In October 2017, the Company initiated and committed to the first of two corporate realignments to focus its efforts and resources on the Company's ongoing and future programs that included a reduction in its workforce and a transfer of certain employees to affiliates. The second realignment was initiated and committed to in February 2018. The Company completed the reduction in headcount from these actions in the fourth quarter of fiscal 2018.

During the three months ended June 30, 2018, the Company made cash expenditures of approximately $1.0 million for one-time severance and related costs in connection with the corporate realignments completed in the prior year.

The impacted employees are eligible to receive severance payments in specified amounts, health benefits and outplacement services. The Company has recorded these charges in research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations based on responsibilities of the impacted employees.

	Balance as of				Balance as of
	March 31, 2018	Expenses, net	Cash	Noncash	June 30, 2018
			(in thousands)
Employee severance and
other personnel benefits	$2,460	$—	$(978)	$—	$1,482

Note 10—Income Taxes

The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily federal, state and local income taxes in the United States. The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. The Company's effective tax rates of (0.2)% and (3.8)% for the three months ended June 30, 2018 and 2017, respectively, differ from the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, stock compensation deductions and a valuation allowance that effectively eliminates the Company's net deferred tax assets.

On December 22, 2017, the President of the United States signed into law an Act to provide for reconciliation pursuant to Titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the ‘‘Tax Cuts and Jobs Act’’), which introduced a comprehensive set of tax reforms. The Tax Cuts and Jobs Act significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21% and eliminating or reducing certain income tax deductions.

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Cuts and Jobs Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows companies to record the tax effects of the Tax Cuts and Jobs Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

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

Note 11—Commitments and Contingencies

As of June 30, 2018, the Company had entered into commitments under a license agreement with Oxford BioMedica (UK), a development, marketing, and supply agreement with Arena Pharmaceuticals GmbH ("Arena"), a Loan Agreement with Hercules, an amended services agreement with RSI, a separate service agreement with RSG (Refer to Note 6(A)) and a license agreement with Qaam Pharmaceuticals LLC. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. Expenditures to contract research organizations and contract manufacturing organizations represent significant costs in clinical development. Subject to required notice periods and the Company's obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into other commitments as the business further develops.

During the three months ended June 30, 2018, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in the Annual Report.

Note 12—Subsequent Events

Benitec Biopharma License and Collaboration Agreement

On July 8, 2018, ASG entered into a license and collaboration agreement (the "Benitec Agreement") with Benitec Biopharma Limited ("Benitec"). Pursuant to the Benitec Agreement, the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (collectively, now the "AXO-AAV-OPMD Program") for all diseases and conditions.

Under the Benitec Agreement, the Company will also collaborate with Benitec on five additional research plans as part of the "Collaboration Programs" for other genetic neurological disorders using Benitec technologies. The Company will receive a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize products arising from each Collaboration Program.

Under the terms of the Benitec Agreement, the Company made an upfront nonrefundable payment of $10.0 million. In addition, the Company will be obligated to make payments to Benitec totaling up to (i) for the AXO-AAV-OPMD Program, $67.5 million upon the achievement of specified development and regulatory milestones and $120.0 million upon the achievement of specified sales milestones, and (ii) for each Collaboration Program, $33.5 million upon the achievement of specified development and regulatory milestones and $60.0 million upon the achievement of specified sales milestones.

Benitec will receive 30% of net profits of world-wide sales of products from the AXO-AAV-OPMD Program, subject to an agreed minimum amount for such payments. This profit-sharing payment will be made for so long as the Company or its affiliates or sublicensees commercialize such products. The Company will also pay Benitec a tiered royalty based on yearly aggregate net sales of products arising from each Collaboration Program, subject to specified reductions upon the occurrence of certain events as set forth in the Benitec Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or ten years after the first commercial sale of such product in such country.

Under the Benitec Agreement, Benitec will perform certain development and manufacturing activities for the AXO-AAV-OPMD Program and research activities for each Collaboration Program, and the Company will reimburse Benitec for its costs incurred, in accordance with an agreed-upon research and development plan and budget. The Company is solely responsible, at its expense, for all other activities related to the research, development and commercialization of products from the AXO-AAV-OPMD Program and the Collaboration Programs.

Closing of RSL Private Placement Financing

On July 9, 2018, the Company received $25.0 million of net proceeds from RSL in exchange for the issuance and sale of 14,285,714 of the Company's common shares to RSL at a purchase price of $1.75 per common share, which was the closing price per share of the Company's common shares on the Nasdaq Global Select Market on June 5, 2018, the date of the share purchase agreement.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on June 11, 2018. Unless the context requires otherwise, references in this report to "Axovant", the "Company," "we," "us," and "our" refer to Axovant Sciences Ltd. and its subsidiaries.
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements appearing in a number of places in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and timing of our ongoing development and commercialization of AXO-Lenti-PD, AXO-AAV-OPMD, nelotanserin and RVT-104;

•	our relationship under our license agreement with Oxford BioMedica (UK) Ltd. and Benitec Biopharma Limited;

•	the success of our interactions with international regulatory authorities;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials;

•	the anticipated designs of our future clinical studies;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approval for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to identify and in-license or acquire additional product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	continued service of our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	our anticipated future cash position;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies;

•	the success of competing drugs that are or may become available;

•	our stated objective of becoming the leading biopharmaceutical company focused on neurology and psychiatry.

We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration (the "FDA") and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, nonclinical studies and clinical trials and financial needs. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC. These risks are not exhaustive. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a clinical-stage biopharmaceutical company focused on the acquisition, development and commercialization of novel therapeutics in the fields of neurology and psychiatry. We are developing a pipeline of clinical and nonclinical product candidates that focuses on the various aspects of debilitating neurological diseases such as Parkinson's disease, oculopharyngeal muscular dystrophy, Lewy body dementia ("LBD"), and other indications in the fields of neurology and psychiatry. Our goal is to be the leading biopharmaceutical company focused on the fields of neurology and psychiatry.
Our near-term focus is to develop our gene therapy product candidates AXO-Lenti-PD, a potential one-time treatment for Parkinson's disease, and AXO-AAV-OPMD, a potential one-time treatment for oculopharyngeal muscular dystrophy ("OPMD"). We intend to begin a Phase 1/2 study of AXO-Lenti-PD in advanced Parkinson's disease patients before the end of 2018 and a placebo-controlled study of AXO-AAV-OPMD in OPMD patients in 2019. Prior to the recent in-licensing of AXO-Lenti-PD in June 2018 and AXO-AAV-OPMD in July 2018, our primary focus had been on developing nelotanserin, a selective inverse agonist of the 5-HT2A receptor, and intepirdine, an antagonist of the 5-HT6 receptor. In January 2018, we announced the results of a pilot Phase 2 study of nelotanserin in patients with LBD that experience visual hallucinations. We plan to make a determination of the overall development strategy for nelotanserin once we have reviewed topline data in the second half of 2018 from our currently ongoing Phase 2 study of nelotanserin in REM Sleep Behavior Disorder ("RBD") in LBD patients, and have completed our ongoing comprehensive clinical, regulatory and commercial review. In addition, we will determine our development plans for RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, as a potential treatment for patients with Alzheimer's disease or dementia with Lewy bodies ("DLB"), which is a sub-type of LBD, once we have completed our ongoing comprehensive clinical, regulatory and commercial review in the context of our recent acquisition of AXO-Lenti-PD, AXO-AAV-OPMD and any other newly acquired product candidates.
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
We were founded in October 2014 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring our product candidates and advancing our product candidates into clinical development. To date, we have not generated any revenue and we have financed our operations primarily through the public and private offerings of our equity securities. As of June 30, 2018, we had $92.9 million of cash. In July 2018, we received $25.0 million of net proceeds from the issuance and sale of our common shares in a private placement to RSL. We recorded net losses of $51.9 million and $69.3 million for the three months ended June 30, 2018 and 2017, respectively, and $221.6 million for the year ended March 31, 2018. We have determined that we have one operating and reporting segment.

Our Product Pipeline

The following table summarizes the status of our development programs to which Axovant Sciences GmbH, our wholly owned subsidiary, holds global commercial rights:

Compound	Clinical Indication	Development Stage

Gene Therapy Programs
AXO-Lenti-PD	Parkinson's disease	Phase 1/2

AXO-AAV-OPMD	Oculopharyngeal muscular dystrophy	Preclinical

AXO-AAV-ALS	Amyotrophic lateral sclerosis	Research

AXO-AAV-FTD	Frontotemporal dementia	Research

Four additional AXO-AAV	Undisclosed	Research
Collaboration Programs

Small Molecule Programs
Nelotanserin	Visual hallucinations in LBD	Phase 2 Pilot Study Completed
	REM sleep behavior disorder in LBD	Phase 2 Ongoing

RVT-104	Alzheimer's disease and DLB	Proof of Concept

Gene Therapy Programs
AXO-Lenti-PD
Overview
AXO-Lenti-PD (previously known as OXB-102) is an in vivo lentiviral gene therapy investigational product candidate currently being developed for the one-time treatment of Parkinson’s disease. We licensed the worldwide development and commercialization rights to AXO-Lenti-PD and its predecessor product candidate ProSavin from Oxford BioMedica (UK) Ltd. ("Oxford BioMedica"), under an exclusive license agreement (the "Oxford BioMedica Agreement") entered into in June 2018.
AXO-Lenti-PD delivers a construct of three genes that encode the critical enzymes required for the biochemical synthesis of endogenous dopamine from tyrosine. The three enzymes are: Tyrosine Hydroxylase (or TH, the enzyme that converts tyrosine to L-dopa), Cyclohydrolase 1 (or CH1, the rate-limiting enzyme for synthesis of Tetrahydrobiopterin, or BH4, a critical cofactor for production of L-dopa), and Aromatic L-Amino Acid Decarboxylase (or AADC, the enzyme that converts L-dopa to dopamine). AXO-Lenti-PD is delivered by a one-time MRI-guided stereotactic infusion into the putamen. We believe that delivery of all three of these genes will enable the continuous, tonic, endogenous synthesis of dopamine in non-dopaminergic cells. Dopamine deficiency plays a central role in Parkinson's disease and we believe that restoring dopamine synthesis capability in patients will offer lasting improvement in the symptoms of Parkinson's disease. Oxford BioMedica previously conducted a Phase 1/2 clinical study with ProSavin (also known as OXB-101), an earlier version of this product candidate. In this clinical trial, ProSavin was observed to have a favorable long-term safety profile and demonstrated effects on motor function, supporting proof-of-concept. AXO-Lenti-PD delivers an optimized transgene construct relative to ProSavin.
Parkinson's Disease Overview
Parkinson's disease is a chronic neurodegenerative disorder that primarily results in progressive and debilitating motor symptoms. It is estimated that up to one million people in the United States and 7 million to 10 million people worldwide suffer from Parkinson's disease. It typically develops between the ages of 55 and 65 years and affects approximately 1% of people over the age of 60 years. The underlying factors that result in the development of Parkinson's disease are largely unknown. However, Parkinson's disease is a neurodegenerative disease that results in reduced levels of the neurotransmitter dopamine in the striatum, a region in the brain. Dopamine is essential for movement, and low levels of dopamine in patients with Parkinson's disease are believed to result in the typical motor symptoms of the disease, including hypo- and bradykinesia, rigidity, tremor, and postural instability.

The treatment of Parkinson's disease is currently limited to symptomatic treatments, as no therapies have proven effective in altering the course of the disease or addressing the underlying pathophysiological processes. The mainstay of treatment typically involves the daily administration of oral L-dopa, the precursor to dopamine. While L-dopa is effective in controlling motor symptoms early in the disease, progressive loss of dopaminergic neurons and chronic L-dopa therapy are believed to contribute to the "wearing off" of L-dopa's efficacy in the more advanced stages of the disease. Patients become increasingly less responsive to oral L-dopa therapy and require higher doses to manage their symptoms. More advanced Parkinson's disease patients often begin to experience "on-off" motor fluctuations, characterized by unpredictable "OFF periods" of reduced mobility and increased rigidity and tremor. In addition, abnormal and involuntary movements known as dyskinesias may occur at higher L-dopa blood levels. Approximately 10% of patients per year develop "on-off" motor fluctuations after starting L-dopa therapy.
As Parkinson's disease progresses, other therapies can be given in combination with L-dopa and include dopamine receptor agonists and inhibitors of enzymes related to dopamine metabolism, such as monoamine oxidase B (MAO-B) and catechol O-methyl transferase (COMT). These therapies aim to further improve overall dopaminergic function. Patient-friendly treatment options for motor fluctuations in advanced Parkinson's disease are limited. Subcutaneous injections of the dopamine agonist apomorphine are used for the acute treatment of OFF episodes. Duopa/Duodopa is an enteral suspension of L-dopa and the peripheral AADC inhibitor carbidopa that is continuously administered over the course of the day through a surgically-placed percutaneous endoscopic gastrostomy with jejunal ("PEG-J") tube to reduce fluctuations in L-dopa blood levels. Deep-Brain Stimulation ("DBS"), a procedure in which electrodes are surgically placed in the basal ganglia, either in the subthalamic nucleus or internal globus pallidus, is another option in advanced Parkinson's disease. Through an impulse generator, electrical stimuli are delivered to the brain to modulate neural signals within these target regions. It remains unclear exactly how DBS improves the symptoms of Parkinson's disease. Both Duopa/Duodopa and DBS require indwelling hardware -- a PEG-J tube, or electrodes, leads and impulse generator -- respectively.
Predecessor Product Candidate: ProSavin (OXB-101)
ProSavin, the predecessor therapy candidate to AXO-Lenti-PD, delivered the same three genes (AADC, TH, and CH1) as AXO-Lenti-PD in the same lentiviral vector, but in a different payload configuration. AXO-Lenti-PD was the result of multifactorial experimentation to modify the payload configuration to improve endogenous dopamine production. The initial Phase 1/2 clinical trial of ProSavin was completed in 2012 and long-term follow-up is ongoing.
Nonclinical Studies for ProSavin
Nonclinical studies in non-human primate models of Parkinson's disease demonstrated that ProSavin can safely restore striatal dopamine production to approximately 50% and correct motor deficits without associated dyskinesias (p-value < 0.05). ProSavin was observed to improve Parkinson's disease symptoms and clinical disease severity in the same non-human primate model, with a durable response seen up to 12 months (p-value < 0.05 at all time points beyond week 4). One of the ProSavin treated non-human primates was continued on the study and exhibited a sustained motor improvement until the study was concluded at 44 months. Nonclinical study data did not reveal adverse reactions nor findings with potential impact on patient safety and provided pertinent data on the optimal method of delivery in the clinic. ProSavin was also observed to be well tolerated when co-administered with L-dopa and apomorphine, indicating that it can be used in conjunction with these commonly used Parkinson's disease medications.
In summary, these experiments were determined to demonstrate the long-term safety of therapeutic doses of ProSavin as well as significant efficacy to improve measures of movement and reduce dyskinesias in animal models. These results supported the initiation of clinical trials for ProSavin.

Phase 1/2 Clinical Trial of ProSavin
ProSavin was evaluated for safety and efficacy in a Phase 1/2 study in patients with advanced Parkinson's disease by Oxford BioMedica. In this study, ProSavin was observed to be safe and well-tolerated with sustained improvements on motor function as measured by the Unified Parkinson's Disease Rating Scale ("UPDRS") Part III (motor) score in the state "OFF" levodopa medication, which we refer to as UPDRS Part III "OFF." The Phase 1/2 clinical trial was conducted at sites in the United Kingdom and France on a total of 15 patients with advanced Parkinson's disease. Three dose levels of ProSavin were assessed in four patient cohorts: dose level one (1.9 × 10 7 transducing units ("TU"); cohort 1); dose level two (4.0 × 10 7 TU; cohorts 2a and 2b); and dose level three (1 × 10 8 TU; cohort 3). Cohorts 2b and 3 underwent a modified delivery method to increase the rate of delivery of the viral vector. The primary endpoints were the number and severity of adverse events as well as the UPDRS Part III "OFF" scores at 6 months after gene therapy administration. No serious adverse events related to ProSavin or the surgical procedure were reported. Reported adverse events ("AEs") were generally mild and related to either Parkinson's disease progression or L-dopa-induced dyskinesias that were ameliorated with reduction of L-dopa administration. The most common AEs in the first 12 months were dyskinesia (n=11 subjects), "on-off" motor fluctuations (n=9), headache (n=4), and akinesia (n=3).
Across all patients, mean UPDRS Part III "OFF" scores were significantly improved at six months (33% reduction, p-value=0.0001) and 12 months (31% reduction, p-value=0.0001). Sustained improvement was seen through four years of follow-up and the long-term follow-up study is still ongoing (10 years exposure in the earliest subject). Clinical data from this study were published in The Lancet in 2014.
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
Nonclinical studies for AXO-Lenti-PD
In vitro experiments with AXO-Lenti-PD demonstrated up to 10-fold increases in dopamine + L-dopa production over ProSavin. Functionally, in non-human primate models, AXO-Lenti-PD demonstrated a similar level of improvement in spontaneous locomotor activity compared to ProSavin at approximately 1/5th of the dose. We believe these data demonstrate that AXO-Lenti-PD has greater potency compared to ProSavin in terms of dopamine production, enzymatic activity and functional improvement in animal models of Parkinson's disease.
Planned Phase 1/2 Clinical Study of AXO-Lenti-PD
We plan to initiate a Phase 1/2 clinical study of AXO-Lenti-PD in patients with advanced Parkinson's disease before the end of 2018 with clinical data expected to be available in 2019. The planned study design consists of two parts:

•	Part A is a non-randomized dose-escalation of multiple potential dose levels.

•
Part B is a double-blind design with patients randomized either to an active group receiving the optimal dose as determined in Part A, or a control group receiving an imitation "sham" surgical procedure.

The study will evaluate the safety and tolerability of AXO-Lenti-PD as well as assess efficacy using clinical measures of motor function, such as UPDRS Part III, and biomarkers. Sufficient gene therapy product is currently available to initiate the planned Phase 1/2 clinical study.

AXO-AAV Programs
Silence-and-Replace Technology
The Silence-and-Replace technology platform is designed to produce a long-term restoration of normal gene function and is achieved by combining RNA interference (silence) with gene therapy (replace) in a single administration of a single viral vector construct. This approach may be applicable to various genetic diseases, particularly autosomal dominant genetic disorders caused by nucleotide repeat expansion.

Multiple neurological and muscular diseases are associated with erroneous expression of a mutated gene. RNA interference ("RNAi") has shown potential to silence the expression of disease-associated genes. Commonly-used RNAi approaches, in which small interfering RNA ("siRNA") is introduced directly into the cell, achieve only transient gene silencing and are limited by the requirement for repeated administration and variable concentrations of siRNA over time. To provide lasting gene silencing, the Silence-and-Replace technology employs ddRNAi, in which viral vectors deliver a DNA construct that produces short hairpin RNAs ("shRNAs"), which are processed by the cell into siRNAs, which then silence the mutated genes.
In an autosomal dominant genetic disorder, particularly one caused by nucleotide repeat expansion, silencing of the mutant gene can also lead to silencing of the wild type gene, which may be required for normal function. The Silence-and-Replace strategy is designed to address this potential issue by delivering a functional copy of the gene that is re-engineered to be resistant to knockdown. The gene that encodes the functional protein may be contained within the same viral vector as the ddRNAi construct.

AXO-AAV-OPMD Program
Overview
The AXO-AAV-OPMD Program is an investigational gene therapy being developed as a one-time treatment for OPMD, which we licensed from Benitec Biopharma Limited ("Benitec") in July 2018. The Program utilizes an AAV vector to deliver a Silence-and-Replace construct to silence the mutant poly-A binding protein N1 ("PABPN1") gene that causes OPMD and replace it with a functional copy of the PABPN1 gene. This Silence-and-Replace approach aims to knock down the expression of both the wild-type and mutant PABPN1 gene through ddRNAi, while at the same time expressing a re-engineered copy of the PABPN1 gene coding for the functional PABPN1 protein which is resistant to knockdown. The gene therapy will be delivered in a single administration directly into target muscle tissue to provide long-term correction of muscle pathology and restoration of function.

Oculopharyngeal Muscular Dystrophy Overview

OPMD is a muscular disease that is inherited through a primarily autosomal dominant pattern. OPMD is estimated to affect approximately 15,000 people in North America and Europe. The disease generally presents in patients between the ages of 40 and 70 years old and is characterized primarily by progressive difficulty swallowing, eyelid drooping, and weakness of the proximal extremities. Swallowing difficulties can have life-threating consequences, including malnutrition and aspiration pneumonia. As the disease progresses, the swallowing difficulties become more severe and other muscles may become involved. There are no products approved for the treatment of OPMD and therefore, treatment options available to patients are limited. OPMD is caused by mutations in the gene coding for PABPN1, a ubiquitously expressed protein that regulates the processing of messenger RNAs. The normal PABPN1 protein contains ten copies of the amino acid alanine, which forms a polyalanine tract. In OPMD, the mutated PABPN1 gene has an expansion of alanine-encoding trinucleotide repeats, resulting in an abnormally long polyalanine tract. The protein that forms from the mutated gene is prone to aggregating into insoluble nuclear inclusion bodies which leads to muscle cell pathology and disease progression.

Nonclinical studies for AXO-AAV-OPMD

Data from mouse models of OPMD showed gene therapy from the AXO-AAV-OPMD Program provided up to 86% inhibition of PABPN1 gene expression, while restoring functional PABPN1 transgene expression up to 63% of normal levels. The A17 mouse model is a well-validated in vivo model that is designed to exhibit many of the key pathological features of OPMD patients. The levels of gene silencing and expression achieved in this model coincided with decreased muscle pathology and a restoration of muscle force and muscle weight to near wild-type levels.

Planned Clinical Study for AXO-AAV-OPMD Program

We expect to initiate a placebo-controlled clinical study for the investigational AXO-AAV-OPMD Program in 2019. The FDA and European Commission have granted Orphan Drug Designation to the AXO-AAV-OPMD Program for the treatment of OPMD.

Additional Collaboration Programs
Under our license and collaboration agreement with Benitec (the "Benitec Agreement"), we will pursue five additional investigational gene therapy research plans as part of collaboration programs focused on genetic neurological disorders utilizing Benitec’s technologies. We plan to initiate a research plan to develop gene therapy products targeting the C9orf72 gene, which is associated with ALS and frontotemporal dementia ("FTD"). In addition, we plan to initiate four other research plans focused on undisclosed genetic neurological disorders.

ALS and FTD are neurological disorders that have been linked to hexanucleotide repeats in the C9orf72 gene.  Thirty to forty percent of familial ALS cases are associated with C9orf72 gene mutations and these patients have a progressive muscle weakness resulting from the death of motor neurons in the spinal cord and brain.  Patients with FTD associated with C9orf72 gene mutations have a progressive brain disorder that affects personality, behavior, language and movement.  While the exact role of C9orf72 gene mutation is unknown, both expression of the mutated C9orf72 gene and lack of functional C9orf72 gene are believed to be implicated. We believe Silence-and-Replace gene therapy is a promising approach for the restoration of normal C9orf72 gene function and has the potential to deliver lasting benefits for ALS and FTD patients.

Small Molecule Programs
Nelotanserin
Overview
In October 2015, we acquired from our majority shareholder, Roivant Sciences Ltd. ("RSL"), the global rights to nelotanserin, a selective inverse agonist of the 5-HT2A receptor. To date, we have been investigating and developing nelotanserin to address visual hallucinations and RBD in patients with LBD. In January 2018, we reported results for a pilot Phase 2 Visual Hallucination study of nelotanserin in patients with LBD. Nelotanserin was generally well tolerated but did not show any statistical trends of improvement on prespecified analyses of various scales to assess visual hallucinations. However, we did observe positive trends on UPDRS Part III in the primary efficacy population (3.12 point improvement, p=0.075 unadjusted) which will also be assessed in the ongoing RBD study. We expect data from the Phase 2 RBD study in the second half of calendar 2018. We plan to make a determination of the overall development strategy for nelotanserin once we have reviewed the topline results from this study, and completed our ongoing comprehensive clinical, regulatory and commercial review.

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

Clinical Development
In March 2016, we initiated a four-week, double-blind, randomized, placebo-controlled Phase 2 study in patients with DLB and Parkinson's disease dementia suffering from RBD. This study will utilize objective measures of efficacy as assessed in a sleep-lab setting. Due to challenges with recruitment for this study, we elected to close enrollment prior to reaching our enrollment target. Because of this smaller than planned enrollment, the study may not qualify as pivotal. We expect to receive top-line results for this study in the second half of calendar year 2018. Patients completing the double-blind portion of this study were eligible to enroll in an open label extension study of nelotanserin.

RVT-104
In August 2016, we and Qaam Pharmaceuticals LLC entered into an exclusive license agreement under which we in-licensed the rights to develop and commercialize RVT-104, a product candidate that combines rivastigmine, a cholinesterase inhibitor, with a peripherally acting quaternary amine muscarinic receptor antagonist, as a potential treatment for patients with Alzheimer's disease or DLB. Cholinesterase inhibitors are the standard of care in both Alzheimer's disease and DLB. Despite their widespread use, many patients cannot tolerate the cholinesterase inhibitors because of their cholinergic side effects such as nausea, vomiting and diarrhea. We believe that drugs that can mitigate these cholinergic side effects will allow more patients to receive optimal cholinesterase inhibitor therapy as well as potentially allow for dosing with higher than currently approved doses. We will make a decision about development plans for this program after an internal portfolio review in the context of AXO-Lenti-PD, AXO-AAV-OPMD and any other newly acquired product candidates.
Our Key Agreements
Oxford BioMedica License Agreement
On June 5, 2018, we, through our wholly owned subsidiary, ASG, entered into the Oxford BioMedica Agreement, pursuant to which we received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford BioMedica to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. In June 2018, as partial consideration for the license, we made an upfront payment to Oxford BioMedica of $30.0 million, $5.0 million of which will be applied as a credit against the process development work and clinical supply that Oxford BioMedica will provide to us. Under the terms of the Oxford BioMedica Agreement, we could be obligated to make payments to Oxford BioMedica totaling up to $55.0 million upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones. We will also be obligated to pay Oxford BioMedica a tiered royalty from 7% to 10%, based on yearly aggregate net sales of the Gene Therapy Products, subject to specified reductions upon the occurrence of certain events as set forth in the Oxford BioMedica Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country.
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
Benitec Biopharma License and Collaboration Agreement
On July 8, 2018, we, through our wholly owned subsidiary, ASG, entered into the Benitec Agreement, pursuant to which we received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (collectively, the "AXO-AAV-OPMD Program") for all diseases and conditions.
Under the Benitec Agreement, we will also collaborate with Benitec on five additional research plans ("Collaboration Programs") for other genetic neurological disorders using Benitec technologies. We will receive a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize products arising from each Collaboration Program.

Under the terms of the Benitec Agreement, we made an upfront payment of $10.0 million. In addition, we will be obligated to make payments to Benitec totaling up to (i) for the AXO-AAV-OPMD Program, $67.5 million upon the achievement of specified development and regulatory milestones and $120.0 million upon the achievement of specified sales milestones, and (ii) for each Collaboration Program, $33.5 million upon the achievement of specified development and regulatory milestones and $60.0 million upon the achievement of specified sales milestones. Benitec will receive 30% of net profits of our world-wide sales of products from the AXO-AAV-OPMD Program, subject to an agreed minimum amount for such payments. This profit-sharing payment will be made for so long as we or our affiliates or sublicensees commercialize such products. We will also pay Benitec a tiered royalty based on yearly aggregate net sales of products arising from each Collaboration Program, subject to specified reductions upon the occurrence of certain events as set forth in the Benitec Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or ten years after the first commercial sale of such product in such country.
Under the Benitec Agreement, Benitec will perform certain research activities for each Collaboration Program and development and manufacturing activities for the AXO-AAV-OPMD Program, and we will reimburse Benitec for its costs incurred, in accordance with an agreed-upon research and development plan and budget. We are solely responsible, at our expense, for all other activities related to the research, development and commercialization of products from the Collaboration Programs and the AXO-AAV-OPMD Program.
Arena Development Agreement for Nelotanserin
In October 2015, we exercised an option to acquire global rights, title, interest and obligations in and to nelotanserin from our parent company, RSL. In May 2015, RSL entered into a development, marketing and supply agreement for nelotanserin (the "Arena Development Agreement") with Arena Pharmaceuticals GmbH ("Arena"), and we entered into a Waiver and Option Agreement with RSL. Upon the exercise of our option, we assumed RSL’s rights and obligations under the Arena Development Agreement, as amended on October 18, 2017. In January 2018, we were notified by Arena that it has assigned all of its rights and obligations under the Arena Development Agreement to an affiliate, 125 Royalty Inc. Under the Waiver and Option Agreement, we recorded $5.3 million as research and development expense which was 110% of the payments made to Arena by RSL, and the costs incurred by RSL in connection with the development of nelotanserin. We will be responsible for future contingent payments under the Arena Development Agreement, including up to $4.0 million in potential development milestone payments, up to $37.5 million in potential regulatory milestone payments and up to $60.0 million in potential commercial milestone payments. Under the Arena Development Agreement, we are also obligated to purchase all commercial supplies of nelotanserin from Arena at a fixed price equal to 15% of net sales of nelotanserin.
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
Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
In October 2014, we and our wholly owned subsidiary, Axovant Sciences, Inc. ("ASI") entered into a services agreement with Roivant Sciences, Inc. ("RSI"), a wholly owned subsidiary of RSL, pursuant to which RSI provides us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions. In February 2017, in connection with the contribution and assignment of all of our intellectual property rights to ASG, we amended and restated this services agreement effective as of December 13, 2016, as a result of which ASG was added as a recipient of services from RSI. In addition, ASG also entered into a separate services agreement with Roivant Sciences GmbH ("RSG"), a wholly owned subsidiary of RSL, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us or ASG, including administrative and support services as well as research and development services. In addition, we are obligated to pay RSI and RSG for their services at a pre-determined mark-up on the costs incurred directly by RSI and RSG in connection with any general and administrative and research and development services provided directly by RSI and RSG.
Under the services agreement in effect as of December 31, 2016, we incurred expenses of $3.4 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, inclusive of the mark-up. We have recorded these charges as research and development expense and general and administrative expense in our condensed consolidated statements of operations.

Venture Debt Financing from Hercules Capital, Inc.
On February 2, 2017, we and our wholly owned subsidiaries, Axovant Holdings Limited ("AHL"), ASG and ASI entered into a loan and security agreement, as amended on May 24, 2017 and September 22, 2017 (the ‘‘Loan Agreement’") with Hercules Capital, Inc. ("Hercules") under which we, AHL and ASG (collectively the "Borrowers") borrowed an aggregate of $55.0 million (the "Term Loan"). ASI issued a guaranty of the Borrowers’ obligations under the Loan Agreement. At the closing of the Term Loan, the Borrowers paid Hercules a facility charge of $550,000. Subsequently, we added our subsidiary ASA as a Borrower in July 2017 and our subsidiaries ATH and ATI as Borrowers in April 2018. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers are obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest through March 1, 2021. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.
The Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant, a covenant against the occurrence of a "change in control," financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a "material adverse effect" as set forth in the Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.
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
Research and Development Expense
Since our inception, our operations have primarily been focused on organizing and staffing our company, raising capital, acquiring, and preparing for and advancing our product candidates, intepirdine, nelotanserin, RVT-103, RVT-104 and AXO-Lenti-PD, into clinical development. Our research and development expenses include program-specific costs, as well as unallocated internal costs.
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

•	upfront payments for the purchase of in-process research and development, which include costs incurred under the Oxford BioMedica Agreement and the Arena Development Agreement.
Unallocated internal costs include:

•	share-based compensation expense for research and development personnel, including expense related to RSL common share awards and RSL options issued by RSL to RSI and RSG employees;

•	personnel-related expenses, which include employee-related expenses, such as salaries, benefits and travel expenses, for research and development personnel;

•	costs allocated to us under our services agreements with RSI and RSG; and

•	other expenses, which includes the cost of consultants who assist with our research and development but are not allocated to a specific program.

Research and development activities will continue to be central to our business model. We expect to continue to incur research and development expense as we continue our development program for nelotanserin in LBD. However, due to the termination of the MINDSET, HEADWAY and Gait and Balance trials of intepirdine, we expect our overall research and development expense to decrease significantly until such time as we undertake additional development programs, including in relation to the AXO-Lenti-PD program, the AXO-AAV-OPMD program, the Collaboration Programs with Benitec and additional product candidates we may in-license or acquire as we pursue our updated business plan. We also expect our share-based compensation and other employee-related expenses for our research and development personnel to increase as a result of the transfer of certain activities from RSI and RSG in July 2018, offset by a reduction in costs allocated to us under our services agreements with RSI and RSG.

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
We anticipate that our general and administrative expenses will decrease, primarily as the result of a reduction in share-based compensation and other employee-related expenses for our general and administrative personnel due to the recent reduction in headcount, partially offset by the decision to build out internal administration and finance functions at Axovant and reduce our utilization of RSI services.

Results of Operations for the Three Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Operating expenses:
Research and development expenses
(includes total share-based compensation expense of $2,517 and $6,256 for the three months ended June 30, 2018 and 2017, respectively)	$37,418	$43,712	$(6,294)
General and administrative expenses
(includes total share-based compensation expense of $3,342 and $9,344 for the three months ended June 30, 2018 and 2017, respectively)	11,754	21,518	(9,764)
Total operating expenses	$49,172	$65,230	$(16,058)

Research and Development Expenses
For the three months ended June 30, 2018 and 2017, our research and development expenses consisted of the following (in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Program-specific costs:
AXO-Lenti-PD	$25,132	$—	$25,132
Intepirdine	1,297	26,807	(25,510)
Nelotanserin	3,354	3,214	140
RVT-103	1	243	(242)
RVT-104	(76)	349	(425)
Unallocated internal costs:
Share-based compensation	2,517	6,256	(3,739)
Personnel-related	1,536	3,841	(2,305)
Services agreements	2,245	1,092	1,153
Other	1,412	1,910	(498)
Total research and development expenses	$37,418	$43,712	$(6,294)
Research and development expenses were $37.4 million for the three months ended June 30, 2018 and consisted primarily of $25.1 million related to AXO-Lenti-PD including the $25.0 million license fee paid to Oxford BioMedica, $3.4 million related to the nelotanserin clinical study, share-based compensation expense of $2.5 million, employee salaries and benefits of $1.5 million and $1.3 million related to intepirdine clinical studies and related wind down activities. The share-based compensation expense for the three months ended June 30, 2018 included $0.4 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.
Research and development expenses were $43.7 million for the three months ended June 30, 2017 and consisted primarily of program-specific costs of $30.6 million, share-based compensation of $6.3 million and personnel-related expenses of $3.8 million. The share-based compensation expense included $1.8 million related to the RSL common share awards and RSL options issued by RSL to RSI employees.

Research and development expenses decreased by $6.3 million, to $37.4 million, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as intepirdine costs decreased by $25.5 million due to the discontinuation of our intepirdine program, offset by the $25.0 million license fee paid to Oxford BioMedica for AXO-Lenti-PD in June 2018. Share-based compensation expense decreased by $3.7 million, primarily due to decreased headcount related to our previously announced reduction in workforce and personnel-related expenses decreased by $2.3 million primarily due to decreased headcount.
General and Administrative Expenses
General and administrative expenses were $11.8 million for the three months ended June 30, 2018 and consisted primarily of share-based compensation expense of $3.3 million, legal and professional fees of $3.0 million, employee salaries and related benefits of $1.9 million, and $1.2 million of direct and indirect costs allocated to us under the services agreements with RSI and RSG. The share-based compensation expense for the three months ended June 30, 2018 included share-based compensation expense of $0.1 million for RSL common share awards and RSL options issued to RSI employees.
General and administrative expenses were $21.5 million for the three months ended June 30, 2017 and consisted primarily of share-based compensation expense of $9.3 million, employee salaries and related benefits of $4.7 million, legal and professional fees of $1.7 million, and $1.6 million of direct and indirect costs allocated to us under the services agreement with RSI. The share-based compensation expense for the three months ended June 30, 2017 included $0.3 million for RSL common share awards and RSL options issued to RSI employees.
General and administrative expenses decreased by $9.8 million, to $11.8 million, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to decreases in share based compensation expense of $6.0 million and personnel-related expenses of $2.8 million due to decreased headcount and a decrease in marketing expenses of $2.6 million due to negative clinical trial results, partially offset by an increase of $1.3 million in professional fees due to business development activities, public filings and financings.
Interest Expense
Interest expense was $2.0 million for the three months ended June 30, 2018, consisting of interest paid and the amortization of debt discount related to the Loan Agreement.
Interest expense for the three months ended June 30, 2017 was $1.9 million, consisting of interest paid and the amortization of debt discount related to the Loan Agreement with Hercules.
Income Tax Expense
Income tax expense decreased by $2.4 million, to $0.1 million, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, which was due to a valuation allowance recorded to offset our net deferred tax assets related to net operating losses during the three months ended June 30, 2017, which did not recur during the three months ended June 30, 2018.
Liquidity and Capital Resources
Overview
In April 2017, we raised net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and offering expenses paid by us, from the sale of 7,753,505 common shares in a follow-on public offering. As of June 30, 2018, we had cash totaling $92.9 million.
On June 22, 2018, we entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell our common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as our agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of our common shares sold under the sales agreement. As of June 30, 2018, $75.0 million of our common shares remained available for sale under the sales agreement.
On July 9, 2018, we received $25.0 million of net proceeds from RSL in exchange for the issuance and sale of 14,285,714 of our common shares to RSL at a purchase price of $1.75 per share, which was the closing price per share of our common shares on the Nasdaq Global Select Market on June 5, 2018, the date of the share purchase agreement.

Loan and Security Agreement with Hercules Capital, Inc.
On February 2, 2017, we and our wholly owned subsidiaries, AHL, ASG and ASI, entered into the Loan Agreement with Hercules. Pursuant to the Loan Agreement, we, AHL and ASG, as the Borrowers, borrowed an aggregate of $55.0 million. ASI issued a guaranty of the Borrowers’ obligations under the Loan Agreement, and at the closing, we paid Hercules a facility charge of $550,000. Subsequently, we added our subsidiary ASA as a Borrower in July 2017 and our subsidiaries ATH and ATI as Borrowers in April 2018.
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
The Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant, a covenant against the occurrence of a "change in control," financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a "material adverse effect" as set forth in the Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. In addition, for so long as the Term Loan remains outstanding, we are required to use commercially reasonable efforts to afford Hercules the opportunity to participate in future underwritten equity offerings of our common shares up to a total of $3.0 million.
In connection with the entry into the Loan Agreement, we issued a warrant to Hercules which was exercisable for an aggregate of 274,086 of our common shares at an exercise price of $12.04 per share. In August 2017, Hercules exercised the warrant on a cashless basis and received a net issuance of 129,827 of our common shares.
For the three months ended June 30, 2018, we used $61.4 million and $0.0 million of cash in our operating and investing activities, respectively. We have incurred and expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate revenue unless and until after we successfully complete development and obtain regulatory approval for one of our products in development. Our cash utilization may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities and activities related to potential commercialization. We anticipate that we will continue to incur significant expenses as we:

•	initiate clinical development of AXO-Lenti-PD for advanced Parkinson's disease, including our planned Phase 1/2 trial before the end of 2018;

•	initiate clinical development of AXO-AAV-OPMD for the treatment of OPMD, including our planned placebo-controlled clinical study in 2019;

•	continue the clinical development of nelotanserin for LBD and other potential indications;

•	potentially continue the clinical development of RVT-104, a combination of a peripheral muscarinic receptor antagonist and high-dose rivastigmine;

•	continue open-label extension studies for patients completing our nelotanserin phase 2 studies;

•	seek to identify, acquire, develop and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain scientific, clinical, regulatory, manufacturing, quality control, commercial and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	scale up external manufacturing capabilities to commercialize our product candidates;

•	establish a sales, marketing and distribution infrastructure for drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.
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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(61,413)	$(47,919)
Net cash used in investing activities	—	(2,171)
Net cash provided by financing activities	10	135,375
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and amortization and share-based compensation expense, as well as the effect of changes in working capital and other activities.

For the three months ended June 30, 2018, net cash used in operating activities was $61.4 million and was primarily attributable to a net loss of $51.9 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses, a decrease of $6.7 million in accrued expenses, an increase of $5.3 million in prepaid assets and other current assets, and an increase of $3.8 million in other non-current assets, which were partially offset by $5.9 million of non-cash share-based compensation expense. For the three months ended June 30, 2017, net cash used in operating activities was $47.9 million and was primarily attributable to a net loss of $69.3 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, and our general and administrative expenses, partially offset by $15.6 million of non-cash share-based compensation expense, as well as an increase of $3.2 million in accrued liabilities and a decrease of $2.7 million in deferred tax assets.
Investing Activities
For the three months ended June 30, 2018, no cash was used in investing activities. For the three months ended June 30, 2017, net cash used in investing activities was $2.2 million, consisting of purchases of furniture and equipment.
Financing Activities
For the three months ended June 30, 2018, net cash provided by financing activities was approximately $10,000 and consisted of proceeds from the exercise of stock options. For the three months ended June 30, 2017, net cash used in financing activities was $135.4 million, which consisted primarily of net proceeds of $134.6 million received from the sale of 7,753,505 common shares in a follow-on public offering.
Contractual Obligations
Our contractual obligations did not materially change outside the ordinary course of our business during the three months ended June 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018, except that, in June 2018, we entered into the Oxford BioMedica Agreement and, in July 2018, we entered into the Benitec Agreement. See “-Our Key Agreements” above for additional information regarding these agreements and our commitments thereunder.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Critical Accounting Policies and Significant Judgments and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the services agreements with RSI and RSG, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of our common shares. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 to our consolidated financial statements in our Annual Report. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates described in our Annual Report.
Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, ‘‘Leases (Topic 842)’’ (‘‘ASU No. 2016-02’’), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the provisions of ASU No. 2016-02 and its impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, ‘‘Business Combinations (Topic 805): Clarifying the Definition of a Business’’ (‘‘ASU No. 2017-01’’), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted the provisions of ASU No. 2017-01 on April 1, 2018 on a prospective basis. The impact on our consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions. Refer to Note 3, “License Agreement,” in the accompanying notes to the unaudited condensed consolidated financial statements for further information regarding the impact of the adoption of ASU No. 2017-01 on the license agreement executed during the three months ended June 30, 2018.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU No. 2018-02"). ASU No. 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act, from accumulated other comprehensive (loss) income to retained earnings. ASU No. 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. We expect to adopt the provisions of ASU No. 2018-02 for the fiscal year beginning April 1, 2019. As we have not yet completed our final review of the impact of ASU No. 2018-02 but expect to by March 31, 2019, we have not determined whether the adoption of this guidance will have a material impact on our consolidated financial statements or disclosures.

In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118," ("ASU No. 2018-05"). ASU No. 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the Tax Cuts and Jobs Act. ASU No. 2018-05 was effective immediately. We evaluated the impact of the Tax Cuts and Jobs Act as well as the guidance of Staff Accounting Bulletin 118 and incorporated the changes into the determination of a reasonable estimate of deferred taxes and appropriate disclosures in the notes to our consolidated financial statements. We will continue to evaluate the impact this tax reform legislation may have on our results of operations, financial position, cash flows and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," (ASU No. 2018-07). ASU No. 2018-07 requires equity-classified share-based payment awards issued to nonemployees to be measured on the grant date, rather than remeasuring the awards through the performance completion date as previously required. Additionally, for nonemployee awards with performance conditions, compensation cost associated with the award is to be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. Further, the requirement to reassess the liability or equity classification for nonemployee awards upon vesting is eliminated, except for awards in the form of convertible instruments. ASU No. 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after the adoption of ASU No. 2014-09. We expect to adopt the provisions of ASU No. 2018-07 for the fiscal year beginning April 1, 2019. As we have not yet completed our final review of the impact of ASU No. 2018-07 but expect to by March 31, 2019, we have not determined whether the adoption of this guidance will have a material impact on our consolidated financial statements or disclosures.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of June 30, 2018, we had cash of $92.9 million, consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc. We also have long-term debt that bears interest at a prime-based variable rate. A 10% change in this interest rate would have an approximate $0.6 million impact on our annual interest expense. We do not believe we are currently exposed to any material market risk.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.
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

Item 1A.                                                Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed, and the trading price of our common shares could decline. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
 Risks Related to Our Business, Financial Position and Capital Requirements
 We have a limited operating history and have never generated any product revenues.
We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in October 2014, and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring drug development programs and preparing for and advancing our existing and former product candidates into clinical development. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. The failure of our Phase 3 MINDSET trial, Phase 2b HEADWAY trial and Phase 2 Gait and Balance trial for intepirdine has required us to reevaluate our future development plans for our product candidates, as well as our business plan more broadly. We may never be successful in developing or commercializing any of our product candidates, including our newly licensed product candidates AXO-Lenti-PD and AXO-AAV-OPMD, which remain in early stages of clinical development. If successful in developing and obtaining marketing approval of one of our product candidates, we would need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
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
Even if we receive regulatory approval for our product candidates, we do not know when those candidates will generate revenue, if at all. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully commence and complete clinical trials and obtain regulatory approval for the marketing of our product candidates, including AXO-Lenti-PD and AXO-AAV-OPMD;

•	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payers;

•	establish effective sales, marketing and distribution systems for our product candidates;

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

•	attract and retain an experienced management and advisory team;

•	achieve broad market acceptance of our products in the medical community and with third-party payers and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others; and

•	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA, European Medicines Agency ("EMA"), Japan’s Pharmaceutical and Medical Devices Agency ("PMDA"), or comparable regulatory authorities in other countries, to perform studies or clinical trials in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with their commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.
We are in the process of implementing a business plan that may continue to evolve as we integrate our newly licensed product candidates AXO-Lenti-PD and AXO-AAV-OPMD and await relevant clinical data for nelotanserin. Our business plan may lead to the initiation of one or more development programs or the execution of one or more transactions that you do not agree with or that you do not perceive as favorable to your investment.
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
In June 2018, we announced that we received from Oxford BioMedica a worldwide exclusive license to develop and commercialize AXO-Lenti-PD and its predecessor product candidate ProSavin and related gene therapy products, and in July 2018, we announced that we received from Benitec a worldwide exclusive license to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products. We initially plan to pursue a strategy to leverage our clinical experience and expertise in neurology and psychiatry to pursue the clinical development and regulatory approval of AXO-Lenti-PD and AXO-AAV-OPMD while evaluating overall development strategy for nelotanserin and RVT-104. In addition, we continue to be actively engaged in extensive business development efforts to identify, evaluate and potentially obtain rights to and develop additional therapeutic and gene therapy product candidates that would complement our strategic goals and leverage our competitive advantages.
This business plan requires us to be successful in a number of challenging, uncertain and risky activities, including pursuing development of AXO-Lenti-PD and AXO-AAV-OPMD in indications for which we have limited or no human clinical data, identifying promising new assets for development that are available for acquisition or in-license and that fit our strategic focus and, if so identified, negotiating and executing an acquisition or in-license agreement for one or more of those programs on favorable terms, converting early stage gene therapy research efforts into clinical development opportunities, building internal or outsourced gene therapy capabilities and designing and executing a nonclinical and/or clinical development program for any newly acquired product candidates. We may not be successful at one or more of the activities required for us to execute this business plan. We are also continuing to consider other alternatives, including mergers or other transactions involving our company as a whole or other collaboration transactions. We cannot be sure when or if this process will result in any type of transaction. Even if we pursue a transaction, such transaction may not be consistent with our shareholders’ expectations or may not ultimately be favorable for our shareholders, either in the shorter or longer term.
Our growth prospects and the future value of our company are primarily dependent on the progress of our ongoing and planned clinical development programs for AXO-Lenti-PD and AXO-AAV-OPMD as well as the outcome of our ongoing business development efforts and pipeline expansion activities, together with the amount of our remaining available cash. The development of AXO-Lenti-PD and AXO-AAV-OPMD and the outcome of our ongoing business development efforts and pipeline expansion activities are highly uncertain.
We have only very limited data from small, uncontrolled clinical trials, performed by or on behalf of Oxford BioMedica, regarding the safety and tolerability of ProSavin, as the predecessor product candidate to AXO-Lenti-PD, in patients with advanced Parkinson’s disease, as well as nonclinical in vitro experiments with AXO-Lenti-PD. Prior ProSavin trials were not powered to demonstrate the efficacy of the therapy with statistical significance. Given the information above, these trials could be underpowered to demonstrate a potential clinical benefit for AXO-Lenti-PD in these indications. In addition, we have no prior clinical data regarding the safety, tolerability and efficacy of AXO-AAV-OPMD or any additional gene therapy product under the Benitec Agreement.

We expect to continue to reassess and make changes to our existing development programs and pipeline expansion strategy. Our future plans for our AXO-Lenti-PD and AXO-AAV-OPMD development programs may be affected by the results of competitors’ clinical trials of product candidates addressing Parkinson’s disease and OPMD, respectively. Our future plans for additional gene therapy products under the Benitec Agreement may also be affected by the results of competitors’ clinical trials of product candidates addressing our target indications, including, for example, ALS and FTD, in the case of our first planned additional Benitec collaboration gene therapy product. Our plans for our business development efforts and pipeline expansion activities may be affected by the results of competitors' ongoing research and development efforts. We may modify, expand or terminate some or all of our development programs, clinical trials or collaborative research programs at any time as a result of new competitive information or as the result of changes to our product pipeline or business development strategy.
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
Investment in pharmaceutical and biological product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of our product candidates. Our product candidates have not been approved for marketing in the United States or any other jurisdiction, and we may never receive any such approvals. In addition, we discontinued further development of our product candidate intepirdine, which was our most progressed product candidate in clinical development at that time. While we have recently in-licensed our new product candidates AXO-Lenti-PD and AXO-AAV-OPMD, these product candidates remain in early stages of clinical development. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to produce revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our product candidates manufactured and successfully marketed and commercialized. We cannot assure you that we will be profitable even if we successfully commercialize our product candidates. If we do successfully obtain regulatory approval to market our product candidates, our revenues will be dependent, in part, upon, among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates and whether we own the commercial rights for that territory. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.
We expect our research and development expenses to be significant as we develop: AXO-Lenti-PD for the potential treatment of Parkinson's disease; AXO-AAV-OPMD for the potential treatment of OPMD; our additional gene therapy products under the Benitec Agreement for the potential treatment of ALS, FTD and other undisclosed indications; nelotanserin for the potential treatment of multiple aspects of LBD; and RVT-104 for the potential treatment of Alzheimer's disease and DLB. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.
We may not be successful in our efforts to identify and acquire additional product candidates.
Part of our strategy involves the business development activities of identifying and acquiring novel product candidates, and this aspect of our business has become more important as a result of our discontinuation of our intepirdine program. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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
We are heavily dependent on the success of AXO-Lenti-PD and AXO-AAV-OPMD, our gene therapy product candidates, which are still in early stages of clinical development, and if either product candidate does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
We currently have no products that are approved for commercial sale and may never be able to develop marketable drug products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to AXO-Lenti-PD and AXO-AAV-OPMD. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of either product candidate. We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products and biological products are and will remain subject to extensive regulation by the FDA, the EMA, the PMDA and other comparable regulatory authorities that each have differing regulations. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approvals from the FDA or comparable regulatory authorities in other countries. We have not submitted marketing applications to the FDA or foreign regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining marketing approval is an extensive, lengthy, expensive and inherently uncertain process, and regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:

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

•
the contract research organizations ("CROs") that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that materially adversely impact our clinical trials;

•
the regulatory authorities may not find the data from nonclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of the product candidate outweigh its safety risks;

•	the regulatory authorities may disagree with our interpretation of data from our nonclinical studies and clinical trials or may require that we conduct additional studies;

•	the regulatory authorities may not accept data generated at our clinical trial sites;

•	the regulatory authorities may require, as a condition of approval, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a risk evaluation and mitigation strategy ("REMS") as a condition of approval;

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
In February 2017, we and our subsidiaries entered into the Loan Agreement with Hercules. The Loan Agreement is secured by substantially all of our property and that of our subsidiaries that are parties to the Loan Agreement, other than intellectual property.

The Loan Agreement subjects us and our subsidiaries to various affirmative and restrictive covenants, including a minimum cash covenant that ceases to apply if we achieve certain clinical development milestones as set forth in the Loan Agreement, a covenant against the occurrence of a "change in control," financial reporting obligations, and certain limitations on the incurrence of indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
Additionally, we may be required to repay the entire amount of outstanding indebtedness under the Loan Agreement in cash if we fail to stay in compliance with our covenants or suffer some other event of default under the Loan Agreement. Under the Loan Agreement, an event of default will occur if, among other things: we fail to make payments under the Loan Agreement; we breach any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches; there occurs an event that has a material adverse effect on (i) our business, operations, properties, assets or financial condition, (ii) our ability to perform or satisfy our obligations under the Loan Agreement as they become due or Hercules’s ability to enforce its rights or remedies with respect to our obligations under the Loan Agreement, or (iii) the collateral or liens securing our obligations under the Loan Agreement; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Hercules to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. These expenditures will include costs payable to Oxford BioMedica under the Oxford BioMedica Agreement, Benitec under the Benitec Agreement, as well as Arena under the Arena Development Agreement. Under the terms of these agreements, we are obligated to make significant cash payments upon the achievement of specified development, regulatory and sales performance milestones, as well as payments in connection with the sale of resulting products and the manufacture and supply of our product candidates for commercial purposes. For example, we are required to pay Benitec 30% of the net profits from worldwide sales of approved and commercialized products arising from the AXO-AAV-OPMD Program, subject to an agreed minimum for such payments.
We will require additional capital to complete the development and potential commercialization of our product candidates, particularly AXO-Lenti-PD and AXO-AAV-OPMD, which remain in early stages of clinical development. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our development program or any future commercialization efforts. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.
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
In October 2015, we acquired the rights to nelotanserin and assumed the obligations under the Arena Development Agreement; in August 2016, we entered into a license agreement with Qaam for RVT-104; in June 2018, we entered into a license agreement with Oxford BioMedica for AXO-Lenti-PD; and in July 2018, we entered into a license agreement with Benitec for AXO-AAV-OPMD and five research collaboration programs. Under these agreements, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and payments based on product sales, as well as other material obligations. For example, under our agreement with Oxford Biomedica, we could be obligated to make payments totaling up to $55.0 million upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones. In addition, we will also be obligated to pay Oxford BioMedica a tiered royalty percentage ranging from 7% to 10% based on yearly aggregate net sales of the Gene Therapy Products licensed under the agreement. Under the Benitec Agreement, we will be obligated to make payments to Benitec totaling up to (i) for the AXO-AAV-OPMD Program, $67.5 million upon the achievement of specified development and regulatory milestones and $120.0 million upon the achievement of specified sales milestones, and (ii) for each collaboration program under the Benitec Agreement, $33.5 million upon the achievement of specified development and regulatory milestones and $60.0 million upon the achievement of specified sales milestones. In addition, Benitec will receive 30% of net profits of worldwide sales of approved and commercialized products arising from the AXO-AAV-OPMD Program, subject to an agreed minimum amount for such payments, and a tiered royalty based on yearly aggregate net sales of products arising from each Collaboration Program, subject to specified reductions upon the occurrence of certain events. If these payments become due under the terms of the agreements, we may not have sufficient funds available to meet our obligations, in which case our development efforts would be substantially harmed. Further, failure to make these payments or to meet our other material obligations may result in our counterparties pursuing remedies under those agreements that could adversely affect our operations.
Raising additional funds by issuing securities may cause dilution to existing shareholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, including pursuant to our "shelf" registration statement filed with the SEC, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Additional debt financing or preferred equity financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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

We currently rely on our affiliates RSI and RSG to provide various administrative, research and development and other services.
To operate our business, we rely in part on services provided by RSI or RSG, wholly owned subsidiaries of RSL, pursuant to the Services Agreements we have with these entities. Personnel and support staff who provide services to us under these Services Agreements are not required to treat management and administration of our business as their primary responsibility or act exclusively for us, and we do not expect them to do so. Under the Services Agreements, RSI and RSG have the discretion to determine who, among their employees, will perform services for us. RSI and RSG have limited financing and accounting and other resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage services provided to us, the operations of our business may be adversely affected.
In addition, we expect that the level of support we receive from RSI and RSG will decrease in the near term as RSL seeks to decrease and decentralize the amount of services it provides to its affiliated companies. As a result, we will be required to replace many of these services, including research and development, administrative and financial functions, with our own internally developed teams or substitute third-party service providers. We primarily intend to develop these capabilities internally and expect to incur increased costs as we hire and train additional personnel. If we are unable to develop these capabilities or we fail to do so in a timely and effective manner, the operations of our business would be adversely affected.
We may not be able to manage our business effectively if we are unable to attract and retain key personnel. In addition, if we are unable to effectively transition and integrate our new executive officers and solidify and implement our updated business strategy, our business and financial performance could be adversely affected.
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
Several members of our senior management team are relatively new to Axovant. Our financial performance will depend in significant part on our senior management team and key employees, including new members of management with expertise in the gene therapy development field. In addition, recent corporate restructurings may have impacted employee morale and led, and may continue to lead, to higher rates of voluntary attrition compared to prior years. We are highly dependent on the skills and leadership of our management team. Our senior management and key employees may terminate their position with us at any time.
If we lose one or more members of our senior management team or key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing these individuals may be difficult, cause disruption, and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain "key person" insurance for any of our executives or other employees.
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
Our employees and contractors, including principal investigators, consultants, commercial collaborators, manufacturers, service providers and other vendors, or those of our affiliates, may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations, including those of the FDA and other similar regulatory bodies that require the reporting of true, complete and accurate information; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors, or those of our affiliates, are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations.
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

•	failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;

•	difficulties in managing foreign operations;

•	complexities associated with managing multiple payer-reimbursement regimes or self-pay systems;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	reduced protection for intellectual property rights;

•	reduced protection of contractual rights in the event of bankruptcy or insolvency of the other contracting party;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

•
failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation ("GDPR"), which introduces strict requirements for processing personal data of individuals within the European Union; and

•
failure to comply with the United Kingdom Bribery Act 2010 ("U.K. Bribery Act") and similar anti-bribery and anti-corruption laws in other jurisdictions, and the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, including by failing to maintain accurate information and control over sales and distributors’ activities.

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
The failure to successfully implement a new enterprise resource planning system, or maintain our current system, could adversely impact our business and results of operations.
We may implement a company-wide enterprise resource planning ("ERP") system to upgrade certain existing business, operational, and financial processes, upon which we rely. However, until such time, we will be reliant on financial systems supported by RSI and RSG. ERP implementations are complex and time-consuming projects that require transformations of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risk inherent in the conversion to a new computer system, including loss of information and potential disruption to normal operations. Additionally, if the ERP system is not effectively implemented as planned, or the system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management's assessment of our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP system, our business and results of operations could be harmed.
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

The product liability insurance we currently carry, and any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop.
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
Our gene therapy product candidates, AXO-Lenti-PD and AXO-AAV-OPMD, are in early stages of development. The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. The Phase 1/2 clinical trial of ProSavin conducted by Oxford BioMedica was conducted with a small patient population and was not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials.
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

Further, by way of example, we, a regulatory agency or an institutional review board ("IRB") at a clinical trial site may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice ("GCP") regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate revenues may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a drop in our share price, slow down the approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the applicable regulatory agency, which may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The applicable regulatory agency may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the applicable regulatory agency and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
In addition, we acquired worldwide rights to our product candidates and were not involved in their development prior to such acquisitions. Any difficulties we experience in transitioning and integrating such product candidates into our operations may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary drug products, information, reports and data from third parties in a timely manner. More particularly, we have had no involvement with or control over the nonclinical and clinical development of our product candidates prior to acquiring the rights to them. We are dependent on predecessors including Oxford BioMedica, Benitec and Arena, having conducted such research and development in accordance with the applicable protocols, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. In addition, we have limited data regarding the safety, tolerability and efficacy of AXO-Lenti-PD for the treatment of Parkinson’s disease and AXO-AAV-OPMD for the treatment of OPMD, and we have not previously conducted development activities for a biological product candidate. Problems related to predecessors including Oxford BioMedica, Benitec and Arena as well as our limited available data for AXO-Lenti-PD in the treatment of Parkinson’s disease and AXO-AAV-OPMD in the treatment of OPMD could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate future revenues.
Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the effectiveness of our patient recruitment efforts, the existing body of safety and efficacy data with respect to the study drug, the perceived risks and benefits of gene therapy approaches for the treatment of neurological diseases, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, including more traditional approaches for the treatment of Parkinson’s disease or OPMD, perceived risk of the delivery procedure, patients with pre-existing conditions that preclude their participation in any trial, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, the negative results we have reported in clinical trials to date and any other negative results we may report in clinical trials of any of our product candidates in the future may make it difficult or impossible to recruit and retain patients in other clinical trials of those product candidates. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
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

We consider our most direct competitor with respect to AXO-Lenti-PD to be Voyager Therapeutics, which is developing VY-AADC, a gene therapy product candidate for the treatment of advanced Parkinson’s disease. VY-AADC delivers the AADC gene, one of the three genes contained in AXO-Lenti-PD, via an Adeno-Associated Virus ("AAV virus-based vector"). Voyager anticipates entering a Phase 3 study in mid-2018. Agilis Biotherapeutics, to be acquired by PTC Therapeutics, is developing AGIL-AADC, another AAV virus-based vector gene therapy that delivers the AADC gene, for the treatment of AADC deficiency, a rare disorder that involves loss of AADC gene function. In addition, DBS (Deep Brain Stimulation) is approved for treating Parkinson’s disease and is marketed by multiple device manufacturers, including Medtronic, Abbott and Boston Scientific. DBS treatment involves permanent placement of hardware in the brain via stereotactic neurosurgery and may require follow-up adjustments or even invasive device replacements. Another surgical approach is Abbvie’s Duopa which is delivered via a port implanted in the abdominal wall. Further efforts are also underway to develop new improved formulations of L-dopa, including Acorda’s Inbrija and Mitsubishi Tanabe’s ND0612. Adjunct therapies are also being developed or have recently been approved to supplement L-dopa therapy, including Sunovion’s sublingual apopmorphine and Adamas Pharmaceuticals’ GoCovri. Several companies are also trying to develop other disease modifying therapies that could prevent the progression of Parkinson’s disease. Examples of these early stage efforts include Denali Therapeutics’ LRRK2 inhibitors and anti-alpha synuclein antibodies from Prothena/Roche and Biogen, as well as Prevail Therapeutics’ pipeline of AAV-based therapeutics targeting lysosomal dysfunction.
We consider our most direct competitor with respect to AXO-AAV-OPMD to be BioBlast Pharma, which is developing trehalose, an investigational drug product thought to stabilize mutant proteins and increase autophagy, for the treatment of OPMD and other indications. In addition, there are surgical approaches to address the symptoms of OPMD, such as cricopharyngeal myotomy.
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
We will face competition from other drugs or from other non-drug products currently approved or that will be approved in the future in the neurology field, including for the treatment of Parkinson’s disease. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize drugs that are superior to other products in the market;

•	demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;

•	attract qualified scientific, product development and commercial personnel;

•	obtain patent or other proprietary protection for our medicines;

•	obtain required regulatory approvals;

•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payers; and

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

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
Adverse events caused by our product candidates or that of adjuncts could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical trials for our product candidates or any future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted. .The laws and regulations governing controlled substances could limit commercialization of our product candidates, and failure to comply with those laws and regulations could also result in adverse regulatory, legal, and operational consequences.
In particular, there have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia in trials using earlier generation viral vectors. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could substantially limit the effectiveness of the treatment or represent safety risks for patients. Another traditional safety concern for gene therapies using viral vectors has been the possibility of insertional mutagenesis by the vectors, leading to malignant transformation of transduced cells. Additionally, in previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a positive ELISPOT test associated with T-cell responses, which is of unclear clinical translatability.
There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Many times, side effects are only detectable after investigational products are tested in larger scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval.
In addition to side effects that may be caused by AXO-Lenti-PD, AXO-AAV-OPMD and our other product candidates, the administration process or related procedures also can cause adverse side effects. For example, integration of AAV DNA into the host cell's genome has been reported to occur. Further, our AAV delivery system for AXO-AAV-OPMD has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of AXO-AAV-OPMD.
If additional clinical experience indicates that AXO-Lenti-PD, AXO-AAV-OPMD or any other product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked or limited.
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
Our lentiviral-based gene therapy product candidate AXO-Lenti-PD and our AAV-based gene therapy product candidate AXO-AAV-OPMD are based on novel gene transfer technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.
We expect to concentrate our research and development efforts in gene therapy on AXO-Lenti-PD and AXO-AAV-OPMD. The use of gene therapy in the treatment of Parkinson’s disease and OPMD is novel. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process for our gene therapy product candidates from their current manufacturers, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.
In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has only approved a small number of product candidates, including Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia, Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin lymphoma, and Luxturna by Spark Therapeutics, Inc., for patients with an inherited form of vision loss. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States, or other major markets or how long it will take to commercialize our product candidates, if any are approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.
Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research ("CBER") to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, also are potentially subject to review by the NIH Office of Science Policy’s Recombinant DNA Advisory Committee (the "RAC") in limited circumstances. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and authorized its initiation. Conversely, the FDA can put an investigational new drug application ("IND") on clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution, to conduct a clinical trial, that institution’s institutional biosafety committee ("IBC") as well as its institutional review board ("IRB") would need to review the proposed clinical trial to assess the safety of the trial and may determine that RAC review is needed. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
The FDA, NIH and the European Medicines Agency ("EMA") have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates.

These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.
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

Government regulations may change, and additional government regulations may be enacted, either of which could prevent, limit or delay regulatory approval of our product candidates or any future product candidate. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.
Even if our product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payers or others in the medical community necessary for commercial success.
Even if our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers and others in the medical community, including due to the novelty of gene therapy products in general. If they do not achieve an adequate level of acceptance, we may not generate significant product revenues and become profitable. The degree of market acceptance for our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Our gene therapy approach for our gene therapy product candidates, AXO-Lenti-PD and AXO-AAV-OPMD, utilizes lentiviral and AAV vectors, respectively, derived from plasmids that encode viral proteins, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
Gene therapy remains a novel technology, with only a limited number of gene therapy products approved to date. Public perception may be influenced by claims that gene therapy is unsafe, unethical or immoral, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon the comfort level of physicians to prescribe our product candidates, including AXO-Lenti-PD (if approved) and AXO-AAV-OPMD (if approved), in lieu of, or in addition to, existing or standard treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of AXO-Lenti-PD or AXO-AAV-OPMD. Earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in such trials using earlier generation vectors. For example, a public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy trial of research subjects with ornithine transcarbamylase ("OTC") deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the trial subject was due to complications of adenovirus vector administration. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Adverse events in our clinical studies, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), or adverse events in other lentiviral gene therapy trials, and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
We may not be able to benefit from orphan drug designation for AXO-AAV-OPMD.
The FDA and European Commission granted AXO-AAV-OPMD orphan drug designation for the treatment of OPMD in 2018 and 2017, respectively. The designation of AXO-AAV-OPMD as an orphan drug does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidate prior to our product candidate receiving exclusive marketing approval.
We may lose orphan drug exclusivity if the FDA or European Commission determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable drug to meet the needs of patients with OPMD.
Even if we maintain orphan drug exclusivity for AXO-AAV-OPMD or obtain orphan drug exclusivity for our other product candidate, the exclusivity may not effectively protect the product candidate from competition because regulatory authorities still may authorize different drugs for the same condition.
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates, even if approved.
We do not have a full infrastructure for the sales, marketing or distribution of our product candidates should they be approved, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services and obtain requisite licenses. To achieve commercial success for any product for which we have obtained marketing approval, we will need a sales and marketing organization.
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
If our product candidates are approved for commercialization, we may enter into agreements with third parties to market them in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign reimbursement, pricing and insurance regimes;

•	foreign taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery and anti-corruption laws in other jurisdictions;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Our current and future relationships with investigators, health care professionals, consultants, third-party payers, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. Such laws include:

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

•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other "transfers of value" to such physician owners (covered manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which has not yet fully occurred. For example, in January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the "average manufacturer price" is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Further, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Since January 2017, the President of the United States has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Congress will likely consider other legislation to replace elements of the Affordable Care Act. The Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.
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

Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs and reform government program reimbursement methodologies for drugs. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, the President of the United States laid out his administration’s "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services ("HHS") has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Although some of these and other proposals will require authorization through additional legislation to become effective, Congress and the U.S. presidential administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Market acceptance and sales of any approved product candidates that we develop will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payers, including government health administration authorities and private health insurers. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payers. Third-party payers decide which drugs or therapies they will pay for and establish reimbursement levels. One payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payer’s decision to provide coverage for a drug or therapy does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug or therapy, what amount it will pay the manufacturer for the drug or therapy, on what tier of its formulary the drug or therapy will be placed, and whether to require step therapy. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products.

The process for determining whether a third-party payer will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payer will pay for the product. Even if we do obtain adequate levels of reimbursement, third-party payers, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, products. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Increasingly, third-party payers are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. We may also be required to conduct expensive pharmacoeconomic studies to justify the coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage or reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.

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
Under the Oxford BioMedica Agreement, Oxford BioMedica will manufacture and supply the AXO-Lenti-PD in accordance with separate clinical and commercial supply agreements, which will be negotiated between us and Oxford BioMedica. The Oxford BioMedica Agreement contains certain key provisions of the clinical and commercial supply agreements, including pricing structure and our ability to transfer the technology to another manufacturer at any time following the completion of formal process characterization, process validation or BLA submission. Further, the process for manufacturing gene therapy products such as AXO-Lenti-PD is more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy product such as ours generally cannot be fully characterized. Although we may establish our own manufacturing facility or use that of a third-party contract manufacturer to support a commercial launch of AXO-Lenti-PD, if approved, the timeframe for us to obtain approval for such facility or qualify such third-party contract manufacturer and ensure that all processes, methods and equipment are compliant with GMP requirements is uncertain. As a result, we will heavily depend on Oxford BioMedica and its key personnel to manufacture sufficient quantities of AXO-Lenti-PD drug product for future clinical trials as well as in commercial quantities if such product candidate receives regulatory approval.
Under the Benitec Agreement, Benitec will be responsible for certain development and manufacturing activities for the AXO-AAV-OPMD Program, and we will reimburse Benitec for its costs incurred, in accordance with an agreed-upon development plan and budget. Benitec is responsible for completing the GMP manufacturing processes necessary to initiate clinical trials of AXO-AAV-OPMD. If Benitec fails to complete these processes in a timely manner, our clinical development of AXO-AAV-OPMD may be delayed.
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
Our product candidates AXO-Lenti-PD and AXO-AAV-OPMD are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of our product candidates, subjects us to manufacturing risks for this product candidate. If supply from a manufacturing facility is interrupted, there could be a significant disruption in supply of our product candidates. Further, under the terms of our supply and manufacturing agreements, including those we will enter into with Oxford BioMedica, we may be limited in entering into arrangements with third parties for the manufacture and supply of AXO-Lenti-PD or AXO-AAV-OPMD. Even if we were able to engage other manufacturers or suppliers, we may not be able to enter into arrangements with on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.
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
We intend to rely on CROs and nonclinical and clinical trial sites to ensure the proper and timely conduct of our nonclinical studies and our clinical trials, and we expect to have limited influence over their actual performance. In addition, pursuant to the Oxford BioMedica Agreement and the Benitec Agreement, we may rely on Oxford BioMedica and Benitec employees for certain services in connection with the transition of AXO-Lenti-PD and AXO-AAV-OPMD, respectively. We will not have complete control over those employees or their execution of services provided to us under the Oxford BioMedica Agreement or the Benitec Agreement.
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
Certain intellectual property and other intangible assets of Oxford BioMedica, excluding the Gene Therapy Product-specific intellectual property licensed under the Oxford BioMedica Agreement, are encumbered by an existing loan agreement between Oxford BioMedica and certain of its lenders. There can be no assurance that Oxford BioMedica will remain in compliance with its obligations under the loan agreement. In the event of foreclosure or exercise of other remedies by the lenders under such agreement on the assets (including such intellectual property) pledged to such lenders, our ability to use and develop AXO-Lenti-PD and other gene therapy product candidates under the license may be materially adversely affected, and we may be required to negotiate with third-party lenders with whom we do not have a prior relationship.
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
We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our current and future drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries for our current product candidates and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our current and future product development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
The patent applications we have in-licensed cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such application(s). The licensed patent applications may fail to result in issued patents with claims that cover AXO-AAV-OPMD or other gene therapy product candidates in the United States or in foreign countries. As a result, our in-licensed patent portfolio alone may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current product candidates or any future product candidates in the United States or in other foreign countries. We may also inadvertently make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents which may result in such patents being narrowed, invalidated, or held unenforceable. The patents and patent applications that we own or in-license may fail to result in issued patents with claims that cover our current product candidates or any future product candidates in the United States or in other foreign countries.
The patent rights that we own or have licensed relating to our product candidates may be limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. For our current product candidates or future product candidates for which we do not hold or do not obtain composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method patents that we may hold. Method use patents only protect the product when used or sold for the specified method. However, this type of patent protection does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of the patented method, or for which there is a substantial use in commerce outside the patented method.
There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate a patent. The patent examination process may require us to narrow our claims, which may limit the scope of patent protection that we may obtain. Even if patents do successfully issue based on our owned or in-licensed applications and even if such patents cover our current or future product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us in the future could deprive us of rights necessary for the successful commercialization of any current or future product candidates, if approved. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current or future product candidates, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize future drugs. Our owned or in-licensed pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any such outcome could have an adverse effect on our business.

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
Patent reform legislation could increase uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act made a number of significant changes to United States patent laws. These include provisions that affect the way patent applications are prosecuted and challenged at the U.S. Patent and Trademark Office (USPTO), and may also affect patent litigation The USPTO has developed and continues to develop new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act, subsequent rulemaking, and judicial interpretation of the Leahy-Smith Act and regulations with have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement and/or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
Even if our patent applications that we own or license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
The inventorship and/or ownership rights for patents we own or in-license may be challenged by third parties. Such challenges could result in loss of exclusive rights to such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products or require us to obtain a license from such third parties on commercially reasonable terms to secure exclusive rights, or our business could be harmed. If any such challenges to inventorship and/or ownership were asserted, there is no assurance that a court would find in our favor or that, if we choose to seek a license, such license would be available to us on acceptable terms or at all.
Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from biosimilar or generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term and obtain data exclusivity for our product candidates, our business may be materially harmed.
Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting our drug candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.
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
The validity, scope and enforceability of any patents that cover our drug product candidates, including those listed in the Orange Book, can be challenged by third parties.
One or more third parties may challenge the current patents, or patents that may issue in the future, within our portfolio, including those covering nelotanserin, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if one of our drug product candidates is approved by the FDA and a third-party files an Abbreviated New Drug Application ("ANDA") for a generic drug containing nelotanserin, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA approval.
Moreover, a third party may challenge the current patents, or patents that may issue in the future, within our portfolio, including those covering nelotanserin, which could result in the invalidation of some or all of the patents that might otherwise be eligible for listing in the Orange Book for one of our drug product candidates. If a third-party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our drug products prior to FDA approval of our drug product candidate, we will not be entitled to the 30-month stay of FDA approval upon the filing of an ANDA for a generic drug containing, for example, nelotanserin, and relies in whole or in part on studies conducted by or for us.
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
For biologics, such as AXO-Lenti-PD and AXO-AAV-OPMD, the Biologics Price Competition and Innovation Act (BPCIA) provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be "highly similar" to the reference product with "no clinically meaningful differences between the two." The BPCIA does not require reference product sponsors to list patents in an Orange Book and does not include an automatic 30-month stay of FDA approval upon the timely filing of a lawsuit. The BPCIA, however, does require a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement.
Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our drug candidates
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our current or future product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.
We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
A third-party may hold intellectual property, including patent rights that are important or necessary to the development of our current or future product candidates. It may be necessary for us to use the patented or proprietary technology of one or more third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If any such patents were to be asserted against us, there is no assurance that a court would find in our favor or that, if we choose or are required to seek a license, a license to any of these patents would be available to us on acceptable terms or at all.
It may be necessary to use a patented or proprietary AAV related technology of one or more third parties to manufacture and commercialize AXO-AAV-OPMD. If we are unable to obtain licenses from such third parties when needed or on commercially reasonable terms, our ability to commercialize AXO-AAV-OPMD, if approved, would likely be delayed.

Third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights may delay or prevent the development and commercialization of our product candidates.
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
There may be third-party patents or patent applications with claims to compositions, materials, formulations, methods of manufacture or methods for treatment related to our current or future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our current or future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process, any final product itself or the intended method of treatment of the product, including combination therapy, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.
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
We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.
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
On July 8, 2018, we entered into the Benitec Agreement with Benitec. In particular, our product candidate AXO-AAV-OPMD is dependent on the Benitec Agreement. Pursuant to such agreement, we received from Benitec a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize AXO-AAV-OPMD and related gene therapy products. Under the Benitec Agreement, Benitec also agreed to collaborate on five additional research plans for other genetic neurological disorders using Benitec technologies. We will receive a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize products arising from each collaboration program. We are required to use commercially reasonable efforts to develop and to seek regulatory approval for at least one collaboration product candidate from each collaboration program in the United States and major market countries in Europe. In addition, we are required to use commercially reasonable efforts to develop and to seek regulatory approval for at least one AXO-AVV-OPMD product candidate for OPMD in each of the United States, Canada, France, and Israel. We shall be solely responsible for the cost for the development, manufacture, and commercialization of AXO-AAV-OPMD product candidates and collaboration product candidates.
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
These or other disputes over intellectual property that we have licensed (or will license or acquire in the future) may prevent or impair our ability to maintain our current arrangements on acceptable terms or may impair the value of the arrangement to us. Any such dispute could have an adverse effect on our business.

If we materially breach or fail to perform any provision under these license and collaboration agreements, including failure to make payments to a licensor or collaborator when due for royalties and failure to use commercially reasonable efforts to develop and commercialize our product candidates, such as AXO-Lenti-PD or AXO-AAV-OPMD, such licensors and collaborators have the right to terminate our agreement, and upon the effective date of such termination, our right to practice the licensed patent rights and other intellectual property would end. Any uncured, material breach under the agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under the agreements.
We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.
Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights.  To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable.
In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third-party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.
We may not be able to detect or prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.
Even if we establish infringement, the court may decide not to grant an injuction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common shares.
Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.
Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
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
The United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a "nonexclusive, nontransferable, irrevocable, paid-up license" for its own benefit. The Bayh-Dole Act also provides federal agencies with "march-in rights". March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a "nonexclusive, partially exclusive, or exclusive license" to a "responsible applicant or applicants." If the patent owner refuses to do so, the government may grant the license itself.
We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
Filing, prosecuting and defending patents covering our current and future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
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
Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third-party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
Because we expect to rely on third parties to manufacture our product candidates, and we expect to continue to collaborate with third parties on the development of our current and future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our collaboration or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Further, adequate remedies may not exist in the event of unauthorized use or disclosure. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
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
We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators, and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.
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
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to initiate or continue our clinical trials and internal research programs, or in-license needed technology or other product candidates. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our drug candidates, if approved.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for our current and future drug candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
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
If we attempt to enforce our trademarks and assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make products that are the same as or similar to our product candidates, but that are not covered by the claims of the patents or other intellectual property rights that we own that we have exclusively licensed and have the right to enforce;

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
Although our common shares are listed on the Nasdaq Global Select Market ("Nasdaq"), we cannot assure you that an active trading market for our common shares will continue to develop or be sustained. In addition, as a result of RSL owning 69.6% of our common shares as of June 30, 2018, or 73.1% of our common shares after giving effect to the RSL private placement in July 2018, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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

•
results of clinical trials of our product candidates or those of our competitors, such as our announcement of the failure of our Phase 2B HEADWAY clinical trial of intepirdine in patients with DLB and the pilot Phase 2 Gait and Balance clinical trial of intepirdine in patients with dementia and gait impairment to meet their respective primary endpoints and the September 2017 announcement that our Phase 3 MINDSET clinical trial of intepirdine in patients with mild-to-moderate Alzheimer's disease did not meet its co-primary efficacy endpoints;

•
any delay in filing applications for marketing approval of AXO-Lenti-PD or AXO-AAV-OPMD, and any adverse development or perceived adverse development with respect to applicable regulatory authorities’ review of those applications;

•	failure to successfully develop and commercialize AXO-Lenti-PD, AXO-AAV-OPMD or any other of our current or future product candidates;

•	failure to maintain our relationship with Oxford BioMedica or Benitec or comply with the terms of the Oxford BioMedica Agreement or the Benitec Agreement;

•	inability to obtain additional funding;

•	regulatory or legal developments in the United States and other countries applicable to our product candidates, including gene therapies;

•	adverse regulatory decisions or statements;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for our current product candidates or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•
significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	short sales of our common shares;

•	sales of our common shares by us or our shareholders in the future;

•	negative coverage in the media or analyst reports, whether accurate or not;

•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;

•	trading volume of our common shares;

•	general economic, industry and market conditions; and

•	the other factors described in this "Risk Factors" section.

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
We are a "controlled company" within the meaning of the applicable rules of the Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements.  If we rely on these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to such requirements.
RSL controls a majority of the voting power of our outstanding common shares. As a result, we are a "controlled company" within the meaning of the Nasdaq corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of its board of directors consists of independent directors;

•	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

•
to require director nominees to be selected, or recommended for the board of directors’ selection, either by independent directors constituting a majority of the Board’s independent directors in a vote in which only independent directors participate or a nominations committee comprised solely of independent directors; and

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
Based on common shares outstanding as of June 30, 2018, RSL beneficially owns approximately 69.6% of the voting power of our outstanding common shares, or 73.1% of our common shares after giving effect to the RSL private placement in July 2018, and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
All of the shares sold in our initial public offering ("IPO") and our follow-on offering described below, as well as shares issued upon the exercise of options granted to persons other than our officers and directors, are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"). As of June 30, 2018, 75,000,000 of our outstanding common shares, or 89,285,714 of our common shares after giving effect to the RSL private placement in July 2018, representing a majority of our common shares, were held by RSL. If RSL or any of our executive officers or directors were to sell our common shares, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common shares, it could negatively affect our share price. Prior to RSL’s corporate reorganization and recapitalization in December 2015, any decision by RSL to sell or otherwise dispose of our shares required the unanimous agreement of all of the directors of RSL, including Vivek Ramaswamy, our director and former principal executive officer. Subsequent to RSL’s corporate reorganization and recapitalization in December 2015, any such decision no longer requires a unanimous vote of RSL’s directors, meaning that all or a portion of the shares of our common stock held by RSL may be sold without Vivek Ramaswamy’s consent. However, any such sales must still be made in compliance with the Securities Act and the rules and regulations thereunder, which could limit the number of our shares that RSL could sell in any 90-day period.

We have filed registration statements on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plans from time to time. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates. We also filed a "shelf" registration statement on Form S-3 under the Securities Act in December 2016, allowing us, from time to time, to offer up to $750 million of any combination of registered common shares, preferred shares, debt securities and warrants. In April 2017, we offered and sold approximately $134.6 million of our common shares, net of underwriting discounts and commissions and offering expenses, pursuant to this registration statement.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. Effective disclosure controls and procedures enable us to make timely and accurate disclosure of financial and non-financial information that we are required to disclose. If we cannot provide effective controls and reliable financial reports and other disclosures, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls over financial reporting or disclosure controls and procedures that, even if effective, could be improved. For example, with respect to disclosure controls and procedures, in January 2018, we issued a press release disclosing clinical trial results that included an erroneous statistical value. We issued a correction the next day, and we are taking steps to further enhance controls over our clinical data disclosure process. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be a "large accelerated filer," as defined in the Exchange Act, or the date we are no longer an "emerging growth company," as defined in the JOBS Act.
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
We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (1) March 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a "large accelerated filer," which means the market value of our common shares that are held by non-affiliates exceeds $700.0 million as of the prior September 30, the end of our second fiscal quarter, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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
Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company" which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
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
We are organized under the laws of Bermuda. As a result, our corporate affairs are governed by the Bermuda Companies Act 1981, as amended (the "Companies Act"), which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than those who actually approved it.
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
We are organized under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the United Kingdom, and under current U.K. tax law, a company which is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations. For example, ASG is our principal operating company for conducting our business and is the entity that holds our intellectual property rights, including AXO-Lenti-PD and nelotanserin. The establishment of this Swiss entity as our principal operating company and the transfer of our intellectual property rights to this entity may result in a higher overall effective tax rate.

The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
We and RSL, our principal shareholder, are incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions in part through intercompany service agreements between us, our majority shareholder, RSL, and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm's length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom and Switzerland), the United States, Bermuda, and other jurisdictions as well as being affected by certain changes currently proposed by the Organisation for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting.  Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties, and reputational damage, which could adversely affect our business, results of our operations, and our financial condition.
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
Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company ("PFIC") for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, a look-through rule generally applies with respect to 25% or more owned subsidiaries. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to distributions by us and the proceeds of sales of our common shares.
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and subsequent financings in our business. With respect to the taxable year that ended on March 31, 2018, we believe that we were not a PFIC, however, with respect to foreseeable future taxable years, because the PFIC tests are based upon the value of our assets, including any goodwill and going concern value, and the nature and composition of our income and assets, which cannot be known at this time, we cannot predict whether we will or will not be classified as a PFIC. Because the determination of whether we are a PFIC for any taxable year is a fact-intensive determination made annually after the end of each taxable year, and because certain aspects of the PFIC rules are uncertain, we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
In our current taxable year ending March 31, 2019, we expect to implement structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. The failure or inability to implement such structures or arrangements may have an adverse impact on the determination of whether we are classified as a PFIC.
U.S. holders that own 10 percent or more of the vote or value of our common shares may suffer adverse tax consequences because we and/or any of our non-U.S. subsidiaries are expected to be characterized as a controlled foreign corporation ("CFC"), under Section 957(a) of the U.S. Internal Revenue Code of 1986, as amended ("the Code").
A non-U.S. corporation is considered a CFC if more than 50 percent of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or, for taxable years of non-U.S. corporations beginning after December 31, 2017 and for taxable years of shareholders with or within which such taxable years of non-U.S. corporations end, 10% or more of the value) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such U.S. shareholders’ share of the CFC’s "Subpart F income", a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC's "global intangible low-taxed income" (as defined under Section 951A of the Code). Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. "Subpart F income" includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. "Global intangible low-taxed income" may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
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
None.

Item 3.         Defaults Upon Senior Securities.
None.

Item 4.         Mine Safety Disclosures.
Not applicable.

Item 5.         Other Information.
None.

Item 6.               Exhibits.

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation.	S-1	333-204073	3.1	05/11/2015

3.2	Memorandum of Association.	S-1	333-204073	3.2	05/11/2015

3.3	Amended and Restated Bye-laws.	8-K	001-37418	3.1	12/21/2017

10.1*	Amended and Restated Information Sharing and Cooperation Agreement, dated as of June 5, 2018, by and between the Registrant and Roivant Sciences Ltd.

10.2*	Share Purchase Agreement, dated as of June 5, 2018, by and between the Registrant and Roivant Sciences Ltd.

10.3*+	License Agreement, dated as of June 5, 2018, by and between the Registrant and Oxford BioMedica (UK) Ltd.

10.4	Sales Agreement, dated as of June 22, 2018, by and between the Registrant and Cowen and Company, LLC.	8-K	001-37418	1.1	06/22/2018

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
+    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.
#    These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXOVANT SCIENCES LTD.

		By:	/s/ Gregory Weinhoff
Date	August 7, 2018		Gregory Weinhoff (Duly Authorized Officer and Principal Financial Officer)