Form 10-Q
period 2018-09-30
Axovant Sciences Ltd.
filed 2018-11-07
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on November 5, 2018, was 122,279,348.

AXOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements (Unaudited)

AXOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2018	March 31, 2018
Assets
Current assets:
Cash	$90,726	$154,337
Prepaid expenses and other current assets	4,095	2,174
Income tax receivable	1,530	1,751
Total current assets	96,351	158,262
Other non-current assets	4,324	—
Property and equipment, net	1,513	2,524
Total assets	$102,188	$160,786

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,817	$3,949
Due to RSL, RSI and RSG	2,859	1,011
Accrued expenses	24,315	31,862
Current portion of long-term debt	20,009	9,753
Total current liabilities	49,000	46,575
Long-term debt	33,309	42,925
Total liabilities	82,309	89,500

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 122,175,480 and 107,788,074 issued and outstanding at September 30, 2018 and March 31, 2018, respectively	1	1
Additional paid-in capital	661,980	628,110
Accumulated deficit	(642,674)	(556,951)
Accumulated other comprehensive income	572	126
Total shareholders’ equity	19,879	71,286
Total liabilities and shareholders’ equity	$102,188	$160,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development expenses(1)
(includes total share-based compensation expense (benefit) of $(1,128) and $5,916 for the three months ended September 30, 2018 and 2017 and $1,389 and $12,172 for the six months ended September 30, 2018 and 2017, respectively)	$21,502	$38,555	$58,920	$82,267
General and administrative expenses(2)
(includes total share-based compensation expense of $3,585 and $9,424 for the three months ended September 30, 2018 and 2017 and $6,927 and $18,768 for the six months ended September 30, 2018 and 2017, respectively)	10,622	30,112	22,376	51,630
Total operating expenses	32,124	68,667	81,296	133,897
Other expenses:
Interest expense	1,932	1,878	3,902	3,752
Other expense (income)	(315)	131	353	(226)
Loss before income tax expense	(33,741)	(70,676)	(85,551)	(137,423)
Income tax expense (benefit)	94	(1,590)	172	929
Net loss	$(33,835)	$(69,086)	$(85,723)	$(138,352)
Net loss per common share — basic and diluted	$(0.28)	$(0.64)	$(0.75)	$(1.29)
Weighted average common shares outstanding — basic and diluted	120,863,455	107,593,609	114,362,408	107,000,519

(1) Includes total costs allocated from RSL, RSI and RSG of $(3,069) and $2,257 for the three months ended September 30, 2018 and 2017, respectively, and $(450) and $5,258 for the six months ended September 30, 2018 and 2017, respectively.

(2) Includes total costs allocated from RSL, RSI and RSG of $772 and $1,623 for the three months ended September 30, 2018 and 2017, respectively, and $2,074 and $3,496 for the six months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(33,835)	$(69,086)	$(85,723)	$(138,352)
Other comprehensive income (loss):
Foreign currency translation adjustment	(113)	99	446	(250)
Total other comprehensive income (loss)	(113)	99	446	(250)
Comprehensive loss	$(33,948)	$(68,987)	$(85,277)	$(138,602)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount
Balance at March 31, 2018	107,788,074	$1	$628,110	$(556,951)	$126	$71,286
Exercise of stock options	95,742	—	118	—	—	118
Shares issued for private placement offering	14,285,714	—	25,000	—	—	25,000
Shares sold under share sales agreement	5,950	—	14	—	—	14
Share-based compensation expense	—	—	11,004	—	—	11,004
Capital contribution — share-based compensation expense	—	—	(2,688)	—	—	(2,688)
Non-cash capital contribution received by ASG from RSI	—	—	422	—	—	422
Foreign currency translation adjustment	—	—	—	—	446	446
Net loss	—	—	—	(85,723)	—	(85,723)
Balance at September 30, 2018	122,175,480	$1	$661,980	$(642,674)	$572	$19,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(85,723)	$(138,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Disposal of fixed assets	9	—
Foreign currency translation adjustment	446	(250)
Share-based compensation	8,316	30,940
Depreciation and non-cash amortization	1,647	1,050
Deferred tax assets	—	2,709
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,921)	1,870
Other non-current assets	(4,324)	—
Accounts payable	(2,132)	(5,691)
Due to RSL, RSI and RSG	2,283	1,323
Accrued expenses	(7,547)	(1,002)
Income tax receivable	221	(2,155)
Net cash used in operating activities	(88,725)	(109,558)
Cash flows from investing activities:
Purchases of property and equipment	(18)	(3,643)
Net cash used in investing activities	(18)	(3,643)
Cash flows from financing activities:
Exercise of stock options	118	1,486
Cash proceeds from issuance of common shares, net of costs	25,014	134,515
Net cash provided by financing activities	25,132	136,001
Net change in cash	(63,611)	22,800
Cash—beginning of period	154,337	212,573
Cash—end of period	$90,726	$235,373
Non-cash financing activities:
Non-cash capital contribution received by ASG from RSI	$422	$—
Issuance of common stock upon exercise of warrant	—	2,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Axovant Sciences Ltd., together with its wholly owned subsidiaries (the "Company"), is a clinical-stage gene therapy company focused on developing a pipeline of innovative product candidates for debilitating neurological and neuromuscular diseases such as Parkinson's disease, oculopharyngeal muscular dystrophy ("OPMD"), amyotrophic lateral sclerosis ("ALS"), frontotemporal dementia, and other indications. The Company is also developing nelotanserin for the treatment of Lewy body dementia ("LBD") and potentially other neurology and psychiatry indications.

The Company is an exempted limited company incorporated under the laws of Bermuda in October 2014 under the name Roivant Neurosciences Ltd. The Company changed its name to Axovant Sciences Ltd. in March 2015. The Company has six wholly owned subsidiaries: Axovant Holdings Limited ("AHL"), a direct wholly owned subsidiary of Axovant Sciences Ltd., was incorporated in England and Wales in August 2016; Axovant Sciences, Inc. ("ASI"), a direct wholly owned subsidiary of AHL, was incorporated in Delaware in February 2015; Axovant Sciences GmbH ("ASG"), a direct wholly owned subsidiary of AHL, was organized in Switzerland in August 2016; Axovant Sciences America, Inc. ("ASA"), a direct wholly owned subsidiary of AHL, was incorporated in Delaware in July 2017; and Axovant Treasury Holdings, Inc. ("ATH"), a direct wholly owned subsidiary of ASL and Axovant Treasury, Inc. ("ATI"), a direct wholly owned subsidiary of ATH, were each incorporated in Delaware in March 2018. ASG holds all of the Company's intellectual property rights and is the principal operating company for conducting the Company’s business.

The Company's near-term focus is to develop its gene therapy product candidates AXO-Lenti-PD, a potential one-time treatment for Parkinson's disease, and AXO-AAV-OPMD, a potential one-time treatment for OPMD. The Company has initiated a clinical study of AXO-Lenti-PD in patients with Parkinson's disease and intends to initiate a clinical study of AXO-AAV-OPMD in patients with OPMD in the second half of 2019. Prior to the recent in-licensing of AXO-Lenti-PD in June 2018 and AXO-AAV-OPMD in July 2018, the Company's primary focus had been on developing nelotanserin, a selective inverse agonist of the 5-HT2A receptor, and intepirdine, an antagonist of the 5-HT6 receptor for which development had been terminated in January 2018. Topline data from the ongoing Phase 2 study of nelotanserin in REM Sleep Behavior Disorder ("RBD") in LBD patients is expected to be available in December 2018. The Company is evaluating the possibility of partnering or pursuing other strategic opportunities for nelotanserin. In October 2018, the Company discontinued its development plans for RVT-104 as a potential treatment for patients with Alzheimer's disease or dementia with Lewy bodies ("DLB"), which is a sub-type of LBD.

From its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, acquiring product candidates and advancing its product candidates into clinical development. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company believes it currently has access to sufficient funds to meet its financial needs for at least the next 12 months. The Company will be required to obtain further funding through public or private offerings of its share capital, debt financing, collaboration and licensing arrangements or other sources as it advances its product candidates through preclinical and clinical development. Adequate additional funding may not be available to the Company on acceptable terms, or at all.

Note 2—Summary of Significant Accounting Policies

(A) Basis of Presentation:

The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 the ("Annual Report"), filed with the Securities and Exchange Commission ("SEC") on June 11, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the

Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six-months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019, for any other interim period, or for any other future year.

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

(B) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to the assets, liabilities, costs and expenses (including compensation expense) allocated to the Company under its services agreements with Roivant Sciences, Inc. ("RSI") and Roivant Sciences GmbH ("RSG"), each a wholly owned subsidiary of the Company’s parent company, RSL, as well as the evaluation of the Company's ability to continue as a going concern, contingent liabilities, share-based compensation and research and development costs. Specifically, the Company estimates the grant date fair value of stock option awards with only time-based vesting requirements using a Black-Scholes valuation model and uses a Monte Carlo Simulation method under the income approach to estimate the grant date fair value of stock option awards with market-based performance conditions. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

(C) Net Loss per Common Share:

Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. Stock options to purchase approximately 15.8 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for each of the three and six-months ended September 30, 2018 because they were anti-dilutive given the net loss of the Company. Stock options and a warrant which, combined, would enable the purchase of an aggregate of 5.4 million and 10.4 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and six-months ended September 30, 2017, respectively, because they were anti-dilutive given the net loss of the Company.

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

The Company’s financial instruments include cash, accounts payable and long-term debt. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company’s debt was $53.3 million as of September 30, 2018 and approximates fair value based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. See Note 5 for the actual book carrying value of the Company's long-term debt at September 30, 2018.

(E) Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU No. 2016-02"), as well as ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" and ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements" in July 2018 (collectively, the "Lease Standards"), which relate to a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of the Lease Standards will require lessees to present the assets and liabilities that arise from leases on their balance sheets. The Lease Standards are effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has implemented a process to identify its outstanding lease portfolio and is currently evaluating its outstanding leases to determine the impact the Lease Standards will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU No. 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the provisions of ASU No. 2017-01 on April 1, 2018 on a prospective basis. The impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions. See Note 3 for further information regarding the impact of the adoption of ASU No. 2017-01 on the license agreements executed during the three and six-months ended September 30, 2018.

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

In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118," ("ASU No. 2018-05"). ASU No. 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the Tax Cuts and Jobs Act. ASU No. 2018-05 was effective immediately. The Company evaluated the impact of the Tax Cuts and Jobs Act as well as the guidance of Staff Accounting Bulletin 118 ("SAB 118") and incorporated the changes into the determination of a reasonable estimate of deferred taxes and appropriate disclosures in the notes to the Company’s consolidated financial statements. The Company will continue to evaluate the impact this tax reform legislation may have on our results of operations, financial position, cash flows and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," ("ASU No. 2018-07"). ASU No. 2018-07 requires equity-classified share-based payment awards issued to nonemployees to be measured on the grant date, rather than remeasuring the awards through the performance completion date as previously required. Additionally, for nonemployee awards with performance conditions, compensation cost associated with the award is to be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. Further, the requirement to reassess the liability or equity classification for nonemployee awards upon vesting is eliminated, except for awards in the form of convertible instruments. ASU No. 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after the adoption of ASU No. 2014-09. The Company expects to adopt the provisions of ASU No. 2018-07 for the fiscal year beginning April 1, 2019. As the Company has not yet completed its final review of the impact of ASU No. 2018-07 but expects to by March 31, 2019, the Company has not determined whether the adoption of this guidance will have a material impact on its consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU No. 2018-13"). ASU No. 2018-13 removes, modifies, and adds certain recurring and nonrecurring fair value measurement disclosures, including removing disclosures around the amount(s) of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements, among other things. ASU No. 2018-13 adds disclosure requirements around changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and a narrative description of measurement uncertainty. The amendments in ASU No. 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption, with all other amendments applied retrospectively to all periods presented. Early adoption is permitted. The Company early adopted the provisions of ASU No. 2018-13 during the three months ended September 30, 2018, which did not have a material impact on its consolidated financial statements or disclosures because the Company does not currently have any Level 3 fair value measurements on a recurring or nonrecurring basis, and also has not had transfers between Level 1 and Level 2 of the fair value hierarchy.

Note 3—License and Collaboration Agreements

Oxford BioMedica License Agreement

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

The Company has evaluated the Oxford BioMedica Agreement and has determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the in-process research and development ("IPR&D") had not reached technological feasibility and therefore has no alternative future use. Accordingly, $25.0 million of the initial payment required under the license agreement was recorded as research and development expense in the Company's unaudited condensed consolidated statements of operations during the six months ended September 30, 2018. As the remaining $5.0 million of the initial payment under the licensing agreement represents a nonrefundable payment for process development work and clinical supply that Oxford BioMedica will provide over the term of the license agreement, the Company fully capitalized this portion of the payment upon execution, with $1.1 million remaining capitalized within prepaid expenses and other current assets and $3.7 million remaining capitalized within other non-current assets in its unaudited condensed consolidated balance sheet as of September 30, 2018, which will be recorded to research and development expense as the process development work and clinical supply are provided by Oxford BioMedica. Additionally, the Company incurred $1.2 million and $1.3 million of AXO-Lenti-PD program-specific costs in its unaudited condensed consolidated statements of operations during the three and six-months ended September 30, 2018, respectively. During the three and six-months ended September 30, 2018, the Company paid a total of $0.1 million and $30.1 million, respectively, to Oxford BioMedica, including the upfront nonrefundable payment during the six months ended September 30, 2018.

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

Under the Benitec Agreement, the Company will also collaborate with Benitec on five additional research plans as part of the "Collaboration Programs" for other genetic neurological or neuromuscular disorders using Benitec technologies. The Company will receive a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize products arising from each Collaboration Program.

The Company has evaluated the Benitec Agreement and has determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the IPR&D had not reached technological feasibility and therefore has no alternative future use. Accordingly, the $10.0 million upfront nonrefundable payment required under the terms of the Benitec Agreement was recorded as research and development expense in the Company's unaudited condensed consolidated statements of operations during the three and six-months ended September 30, 2018. Additionally, the Company incurred $1.7 million of AXO-AAV-OPMD program-specific costs in its unaudited condensed consolidated statements of operations during the three and six-months ended September 30, 2018. During the three and six-months ended September 30, 2018, the Company paid a total of $10.0 million to Benitec, including the upfront nonrefundable payment. Further, the Company will be obligated to make payments to Benitec totaling up to (i) for the AXO-AAV-OPMD Program, $67.5 million upon the achievement of specified development and regulatory milestones and $120.0 million upon the achievement of specified sales milestones, and (ii) for each Collaboration Program, $33.5 million upon the achievement of specified development and regulatory milestones and $60.0 million upon the achievement of specified sales milestones.

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

Note 4—Accrued Expenses

As of September 30, 2018, and March 31, 2018, the Company’s accrued expenses consisted of the following (in thousands):

	September 30, 2018	March 31, 2018
Research and development expenses	$18,409	$21,855
Salaries, bonuses, and other compensation expenses	3,169	7,718
Legal expenses	1,073	779
Other expenses	1,664	1,510
Total accrued expenses	$24,315	$31,862

Note 5—Long-term Debt

On February 2, 2017, the Company and its subsidiaries, AHL, ASG and ASI, entered into a loan and security agreement (as amended on May 24 and September 22, 2017) (the "Loan Agreement") with Hercules Capital, Inc., ("Hercules"), under which the Company, AHL and ASG (the "Borrowers") borrowed an aggregate of $55.0 million (the "Term Loan"). Subsequently, the Company added its subsidiary ASA as a Borrower in July 2017 and its subsidiaries ATH and ATI as Borrowers in April 2018. Pursuant to the Loan Agreement, ASI has issued a guaranty of the Borrowers’ obligations under the Loan Agreement. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers were obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest beginning October 1, 2018 through March 1, 2021. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.

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

Outstanding debt obligations are as follows (in thousands):

	September 30, 2018	March 31, 2018
Principal amount	$55,000	$55,000
Less: unamortized discount and debt issuance costs	(1,682)	(2,322)
Loan payable less unamortized discount and debt issuance costs	53,318	52,678
Less: current portion of long-term debt	(20,009)	(9,753)
Long-term loan payable, net of current maturities	$33,309	$42,925

Note 6—Related Party Transactions

(A) Services Agreements:

In 2015, the Company and ASI entered into a services agreement with RSI (the "Services Agreement") under which RSI has agreed to provide certain administrative and research and development services to the Company. The Company and ASI amended and restated the Services Agreement with RSI on October 13, 2015 effective for the fiscal year commencing April 1, 2015. Under the Services Agreement, as amended and restated, the Company pays or reimburses RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI employees, RSI charges back the employee compensation expense plus a predetermined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs are billed back at cost. The accompanying interim unaudited condensed consolidated financial statements include third-party expenses that have been paid by RSI and RSL, as well as share-based compensation expense allocated to the Company by RSL (see Note 8(B)(2)).

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

Under the Services Agreements, the Company incurred expenses of $0.9 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $4.3 million and $4.4 million for the six months ended September 30, 2018 and 2017, respectively, inclusive of the predetermined mark-up.

(B) Family Relationships:

Geetha Ramaswamy, MD, the former Vice President, Medical and Scientific Strategy of ASI and an employee of RSI, is the mother of Vivek Ramaswamy, the Chief Executive Officer of RSI, former Chairman of the Company's Board of Directors and former Chief Executive Officer of the Company. Sarah Friedhoff, formerly Senior Business Operations and Research and Development Specialist of ASI, is the daughter of Lawrence Friedhoff, MD, PhD, formerly the Chief Development Officer of ASI and an officer of RSI. Shankar Ramaswamy, MD, the Senior Vice President, Business Development of ASI, and a former employee of RSI, is the brother of Vivek Ramaswamy. Lawrence Friedhoff, MD, PhD, Geetha Ramaswamy, MD and Sarah Friedhoff were no longer employed by ASI beginning in October 2017. The accompanying interim unaudited condensed consolidated financial statements include share-based compensation expense associated with family members Geetha Ramaswamy, MD, Shankar Ramaswamy, MD and Sarah Friedhoff (see Note 8(B)(3)).

Salary expenses for Shankar Ramaswamy, MD were $75,000 and $66,950 for the three months ended September 30, 2018 and 2017, respectively and $150,000 and $133,900 for the six months ended September 30, 2018 and 2017, respectively. Salary expenses for Geetha Ramaswamy, MD were $66,950 and $133,900 for the three and six-months ended September 30, 2017, respectively. Salary expenses for Sarah Friedhoff were $19,312 and $38,625 for the three and six-months ended September 30, 2017, respectively.

(C) RSL Private Placement Financing:

On July 9, 2018, the Company received $25.0 million of net proceeds from RSL in exchange for the issuance and sale of 14,285,714 of the Company's common shares to RSL at a purchase price of $1.75 per common share, which was the closing price per share of the Company's common shares on the Nasdaq Global Select Market on June 5, 2018, the date of the share purchase agreement (see Note 7).

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

During the three months ended March 31, 2018 and September 30, 2018, RSL incurred $0.3 million and RSI incurred $0.4 million, respectively, of expenses on behalf of the Company. These amounts were treated as capital contributions.

On June 5, 2018, the Company entered into a share purchase agreement with RSL, its majority shareholder, pursuant to which the Company agreed to issue and sell to RSL 14,285,714 of its common shares at a purchase price of $1.75 per share, which was the closing price per share of the Company's common shares on the Nasdaq Global Select Market on June 5, 2018. On July 9, 2018, the Company received $25.0 million of net proceeds from RSL upon the closing of this private placement (see Note 6 (C)).

On June 22, 2018, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell the Company's common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as the Company's agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of the Company's common shares sold under the sales agreement. As of September 30, 2018, approximately $75.0 million of the Company's common shares remained available for sale under the sales agreement.

Note 8—Share-Based Compensation

In April 2017, the number of common shares authorized for issuance under the Company's 2015 Equity Incentive Plan increased automatically to an aggregate of approximately 16.5 million common shares in accordance with the terms of the 2015 Equity Incentive Plan. In June 2017, the Company's Board of Directors amended and restated the 2015 Equity Incentive Plan (the "2015 Plan") to, among other things, increase the number of common shares authorized for issuance thereunder to approximately 20.5 million common shares. The 2015 Plan became effective upon shareholder approval in August 2017. In April 2018, the number of common shares authorized for issuance under the 2015 Plan increased automatically to approximately 24.8 million common shares in accordance with the terms of the 2015 Plan. At September 30, 2018, a total of 8.2 million common shares were available for future grant under the 2015 Plan, and options to purchase approximately 15.8 million common shares were outstanding under the 2015 Plan, with a weighted average exercise price of $4.66 per share.

(A) Stock Options Granted to Employees and Directors:

During the six months ended September 30, 2018 and 2017, the Company granted options to its employees and directors under the 2015 Plan to purchase a total of 2.1 million and 8.8 million common shares, respectively. The stock options granted during the six months ended September 30, 2018 include approximately 0.6 million common shares with market-based performance conditions to employees with a weighted average exercise price of $2.98 per share, a contractual term of 10 years, and a corresponding estimated grant date fair value of $1.1 million. As of September 30, 2018, stock options with market-based performance conditions to purchase 1.5 million common shares were outstanding with a weighted-average exercise price of $2.02 per share. The market-based performance options vest based on exceeding certain closing prices of the Company's common shares. As of September 30, 2018, stock options with market-based performance conditions to purchase approximately 0.4 million common shares with a weighted-average exercise price of $1.46 per share were vested, which occurred during the six months ended September 30, 2018.

The Company recorded total share-based compensation expense related to stock options issued to Company employees and directors of $5.2 million and $12.7 million, respectively, for the three months ended September 30, 2018 and 2017, and $9.8 million and $24.9 million for the six months ended September 30, 2018 and 2017. At September 30, 2018, total unrecognized compensation expense related to non-vested options was $27.8 million, which is expected to be recognized over the remaining weighted-average service period of 2.3 years.

(B) Share-Based Compensation for Related Parties:

(1) Stock Options Granted to Non-Employees:

During the six months ended September 30, 2018 and 2017, the Company granted options to purchase a total of 1.0 million and 0.2 million common shares, respectively, to consultants as well as employees and consultants of RSI as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees and other consultants is accounted for by the Company in accordance with the authoritative guidance for non-employee equity awards and is remeasured on each valuation date until performance is complete using the Black-Scholes pricing model.

Each award is subject to a specified vesting schedule. Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $(23) thousand and $0.3 million of share-based compensation expense (benefit) for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $1.3 million for the six months ended September 30, 2018 and 2017, respectively. The share-based compensation expense (benefit) was recorded within research and development and general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $1.2 million as of September 30, 2018, which is expected to be recognized over the remaining weighted-average service period of 2.3 years.

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

The Company recorded share-based compensation expense (benefit) of $(3.2) million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, and $(2.7) million and $4.4 million for the six months ended September 30, 2018 and 2017, respectively, in relation to the RSL common share awards and options issued by RSL to RSG and RSI employees, net of forfeitures.

(3) Share-Based Compensation for Family Members:

The Company recorded aggregate share-based compensation expense of $0.9 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $1.7 million and $2.4 million for the six months ended September 30, 2018 and 2017, respectively, in connection with options vesting for Geetha Ramaswamy, MD, Shankar Ramaswamy, MD and Sarah Friedhoff.

Shankar Ramaswamy, MD, while previously employed by RSI, was also granted RSL common shares. The Company recorded share-based compensation expense of $7 thousand and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.2 million for the six months ended September 30, 2018 and 2017, respectively, related to the RSL common share awards held by Shankar Ramaswamy, which the Company has recorded as research and development expense in the accompanying unaudited condensed consolidated statements of operations. At September 30, 2018, all compensation expense related to these RSL common share awards had been recognized.

Note 9—Restructuring

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

During the six months ended September 30, 2018, the Company made cash expenditures of approximately $1.6 million for one-time severance and related costs in connection with the corporate realignments completed in the prior fiscal year.

The impacted employees are eligible to receive severance payments in specified amounts, health benefits and outplacement services. The Company has recorded these charges in research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations based on responsibilities of the impacted employees.

The following sets forth information regarding the balances and activity associated with the Company's accrued employee severance and other personnel benefits (in thousands):

	Balance as of March 31, 2018	Expenses, net	Cash	Non-cash	Balance as of September 30, 2018
Employee severance and other personnel benefits	$2,460	$—	$(1,573)	$—	$887

Note 10—Income Taxes

The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily federal, state and local income taxes in the United States. The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. The Company's effective tax rates of (0.3)% and 2.2% for the three months ended September 30, 2018 and 2017, respectively, and (0.2)% and (0.7)% for the six months ended September 30, 2018 and 2017, respectively, differ from the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, stock compensation deductions and a valuation allowance that effectively eliminates the Company's net deferred tax assets.

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

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Cuts and Jobs Act’s provisions, the SEC staff issued SAB 118, which allows companies to record the tax effects of the Tax Cuts and Jobs Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

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

Note 11—Commitments and Contingencies

As of September 30, 2018, the Company had entered into commitments under a license agreement with Oxford BioMedica, a license and collaboration agreement with Benitec, a development, marketing, and supply agreement with Arena Pharmaceuticals GmbH ("Arena"), a Loan Agreement with Hercules, an amended services agreement with RSI, a separate service agreement with RSG (see Note 6(A)). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. Expenditures to contract research organizations and contract manufacturing organizations represent significant costs in clinical development. Subject to required notice periods and the Company's obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into other commitments as the business further develops.

During the six months ended September 30, 2018, there were no material changes outside the ordinary course of business to the Company's specified contractual obligations set forth in the contractual obligations table included in the Annual Report, other than to the license agreement for 19,554 square feet of office space in New York, New York, which was originally set to expire in January 2019 and was extended to January 2021. For the three and six-months ended September 30, 2018, the Company incurred $0.4 million and $0.9 million, respectively, in rent expense associated with all contractual rent obligations. The following table provides information regarding remaining contractual rent obligations due within each respective year ending March 31, as of September 30, 2018 (in thousands):

	Total	2019	2020	2021
Rent obligations, net of prepayments	$3,576	$895	$1,791	$890

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
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements appearing in a number of places in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and timing of our ongoing development and commercialization of AXO-Lenti-PD, AXO-AAV-OPMD and nelotanserin;

•	our relationships under our license agreements with Oxford BioMedica (UK) Ltd. and Benitec Biopharma Limited;

•	the success of our interactions with international regulatory authorities;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials;

•	the anticipated designs of our future clinical studies;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approval for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to identify and in-license or acquire additional product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	continued service of our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	our anticipated future cash position;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies;

•	the success of competing drugs that are or may become available; and

•
our stated objective of becoming the leading gene therapy company focused on developing a pipeline of innovative product candidates for debilitating neurological and neuromuscular diseases such as Parkinson's disease, oculopharyngeal muscular dystrophy ("OPMD"), amyotrophic lateral sclerosis ("ALS"), frontotemporal dementia, and other indications.

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

Overview
We are a clinical-stage gene therapy company focused on developing a pipeline of innovative product candidates for debilitating neurological and neuromuscular diseases such as Parkinson's disease, OPMD, ALS, frontotemporal dementia, and other indications. We are also developing nelotanserin for the treatment of Lewy body dementia ("LBD") and potentially other neurology and psychiatry indications.
Our near-term focus is to develop our gene therapy product candidates AXO-Lenti-PD, a potential one-time treatment for Parkinson's disease, and AXO-AAV-OPMD, a potential one-time treatment for OPMD. In October 2018, we began a clinical study of AXO-Lenti-PD in patients with Parkinson's disease and intend to begin a clinical study of AXO-AAV-OPMD in patients with OPMD in the second half of 2019. Prior to the recent in-licensing of AXO-Lenti-PD in June 2018 and AXO-AAV-OPMD in July 2018, our primary focus had been on developing nelotanserin, a selective inverse agonist of the 5-HT2A receptor, and intepirdine, an antagonist of the 5-HT6 receptor, for which development was discontinued in January 2018. Topline data from the ongoing Phase 2 study of nelotanserin in REM Sleep Behavior Disorder ("RBD") in LBD patients is expected to be available in December 2018.  We are evaluating the possibility of partnering or pursuing other strategic opportunities for nelotanserin. In October 2018, we discontinued our development plans for RVT-104 as a potential treatment for patients with Alzheimer's disease or dementia with Lewy bodies ("DLB"), which is a sub-type of LBD.
In January 2018, we announced the discontinuation of our development of intepirdine, an antagonist of the 5-HT6 receptor, following our announcement that neither the Phase 2b HEADWAY clinical trial of intepirdine in patients with DLB nor the pilot Phase 2 Gait and Balance clinical trial of intepirdine in patients with dementia and gait impairment met their respective primary endpoints, and the September 2017 announcement that our Phase 3 MINDSET clinical trial of intepirdine in patients with mild-to-moderate Alzheimer's disease did not meet its co-primary efficacy endpoints. Following the announcement of Phase 3 MINDSET clinical trial results, we also discontinued further development of RVT-103, which had been intended for use in combination with intepirdine.
We remain committed to identifying, developing and commercializing other novel gene therapy treatments for debilitating neurological and neuromuscular diseases. We are continuing to actively explore opportunities to acquire or in-license additional products, product candidates and technologies to further build our pipeline.
We were founded in October 2014 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring our product candidates and advancing our product candidates into clinical development. To date, we have not generated any revenue and we have financed our operations primarily through the public and private offerings of our equity securities and our venture debt financing. As of September 30, 2018, we had $90.7 million of cash. In July 2018, we received $25.0 million of net proceeds from the issuance and sale of our common shares in a private placement to RSL. We recorded net losses of $33.8 million and $69.1 million for the three months ended September 30, 2018 and 2017, respectively, $85.7 million and $138.4 million for the six months ended September 30, 2018 and 2017, respectively, and $221.6 million for the year ended March 31, 2018. We have determined that we have one operating and reporting segment.

Our Product Pipeline

The following table summarizes the status of our development programs to which Axovant Sciences GmbH, our wholly owned subsidiary, holds global commercial rights:

Compound	Clinical Indication	Development Stage

Gene Therapy Programs
AXO-Lenti-PD	Parkinson's disease	Clinical

AXO-AAV-OPMD	Oculopharyngeal muscular dystrophy	Preclinical

AXO-AAV-ALS	Amyotrophic lateral sclerosis	Research

AXO-AAV-FTD	Frontotemporal dementia	Research

Four additional AXO-AAV	Undisclosed	Research
Collaboration Programs

Small Molecule Program
Nelotanserin	Visual hallucinations in LBD	Phase 2 Pilot Study Completed
	REM sleep behavior disorder in LBD	Phase 2 Ongoing

Gene Therapy Programs

AXO-Lenti-PD
Overview
AXO-Lenti-PD (also known as OXB-102) is an in vivo lentiviral gene therapy investigational product candidate currently being developed for the one-time treatment of Parkinson’s disease. We licensed the worldwide development and commercialization rights to AXO-Lenti-PD and its predecessor product candidate ProSavin® from Oxford BioMedica (UK) Ltd. ("Oxford BioMedica"), under an exclusive license agreement (the "Oxford BioMedica Agreement") entered into in June 2018.
AXO-Lenti-PD delivers a construct of three genes that encode the critical enzymes required for the biochemical synthesis of dopamine from endogenous tyrosine. The three enzymes are: Tyrosine Hydroxylase (or TH, the enzyme that converts tyrosine to levodopa, or "L-dopa"), Cyclohydrolase 1 (or CH1, the rate-limiting enzyme for synthesis of Tetrahydrobiopterin, or BH4, a critical cofactor for production of L-dopa), and Aromatic L-Amino Acid Decarboxylase (or AADC, the enzyme that converts L-dopa to dopamine). AXO-Lenti-PD is delivered by a one-time MRI-guided stereotactic infusion into the putamen. We believe that delivery of all three of these genes will enable the continuous, tonic, endogenous synthesis of dopamine in this region of the brain that is suffering from loss of dopaminergic innervation. Dopamine deficiency plays a central role in Parkinson's disease and we believe that restoring dopamine synthesis capability in patients will offer lasting improvement in the symptoms of Parkinson's disease. Oxford BioMedica previously conducted a Phase 1/2 clinical study with ProSavin (also known as OXB-101), an earlier version of this product candidate. In this clinical trial, ProSavin was observed to have a favorable long-term safety profile and demonstrated effects on motor function, supporting proof-of-concept. AXO-Lenti-PD delivers a re-engineered transgene construct relative to ProSavin and has been demonstrated to increase dopamine production in nonclinical studies.

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
Predecessor Product Candidate: ProSavin (OXB-101)
ProSavin, the predecessor gene therapy candidate to AXO-Lenti-PD, delivered the same three genes (AADC, TH, and CH1) as AXO-Lenti-PD in the same lentiviral vector, but in a different payload configuration. AXO-Lenti-PD was the result of multifactorial experimentation to modify the payload configuration to improve endogenous dopamine production. The initial Phase 1/2 clinical trial of ProSavin was completed in 2012 and long-term follow-up is ongoing.
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

Phase 1/2 Clinical Trial of ProSavin
ProSavin was evaluated for safety and efficacy in a Phase 1/2 study in patients with advanced Parkinson's disease by Oxford BioMedica. In this study, ProSavin was observed to be well-tolerated with sustained improvements on motor function as measured by the Unified Parkinson's Disease Rating Scale ("UPDRS") Part III (motor) score in the state "OFF" levodopa medication, which we refer to as UPDRS Part III "OFF." The Phase 1/2 clinical trial was conducted at sites in the United Kingdom and France on a total of 15 patients with advanced Parkinson's disease. Three dose levels of ProSavin were assessed in four patient cohorts: dose level one (1.9 × 10 7 transducing units, or "TU"; cohort 1); dose level two (4.0 × 10 7 TU; cohorts 2a and 2b); and dose level three (1.0 × 10 8 TU; cohort 3). Cohorts 2b and 3 underwent a modified delivery method to increase the rate of delivery of the viral vector. The primary endpoints were the number and severity of adverse events as well as the UPDRS Part III "OFF" scores at 6 months after gene therapy administration. No serious adverse events related to ProSavin or the surgical procedure were reported. Reported adverse events ("AEs") were generally mild and related to either Parkinson's disease progression or L-dopa-induced dyskinesias that were ameliorated with reduction of L-dopa administration. The most common AEs in the first 12 months were dyskinesia (n=11 subjects), "on-off" motor fluctuations (n=9), headache (n=4), and akinesia (n=3).
Across all patients, mean UPDRS Part III "OFF" scores were significantly improved at six months (33% reduction, p-value=0.0001) and 12 months (31% reduction, p-value=0.0001). Sustained improvement was seen through six years of follow-up and the long-term follow-up study is still ongoing (10 years exposure in the earliest subject). Clinical data from this study were published in The Lancet in 2014 and long-term follow-up data from this study were published in Human Gene Therapy Clinical Development in 2018.
Second-Generation Product Candidate: AXO-Lenti-PD
AXO-Lenti-PD is a re-engineered gene therapy product candidate that was selected following multifactorial experimentation to modify the payload configuration of ProSavin to further improve dopamine production. The modifications included a different ordering of the genes, the fusion of TH and CH1 with a flexible linker, and the removal of a genetic control element between TH and AADC. We believe these changes lead to more balanced stoichiometry of gene expression and colocalization of enzymatic activity. The targeted net result is improved dopamine production in transduced cells.
Nonclinical studies for AXO-Lenti-PD
In vitro experiments with AXO-Lenti-PD demonstrated up to 10-fold increases in dopamine + L-dopa production over ProSavin. In vivo experiments in non-human primate models showed increased AADC activity in the brain with AXO-Lenti-PD compared to ProSavin as measured by PET scans. Functionally, in non-human primate models at approximately 1/5th of the dose, AXO-Lenti-PD demonstrated a similar level of improvement in spontaneous locomotor activity compared to ProSavin. We believe these data provide evidence that AXO-Lenti-PD has greater potency compared to ProSavin in terms of dopamine production, enzymatic activity and functional improvement in animal models of Parkinson's disease.
Clinical Study of AXO-Lenti-PD
In October 2018, we initiated a clinical study of AXO-Lenti-PD in patients with Parkinson's disease with initial clinical data expected to be available in the first half of 2019. The planned study design consists of two parts:

•	Part A is a non-randomized dose-escalation of multiple potential dose levels.

•
Part B is a double-blind design with patients randomized either to an active group receiving the optimal dose as determined in Part A, or a control group receiving an imitation "sham" surgical procedure.

The study will evaluate the safety and tolerability of AXO-Lenti-PD as well as assess efficacy using clinical measures of motor function, such as UPDRS Part III, patient diaries and biomarkers.
Manufacturing for AXO-Lenti-PD
We intend to use Oxford Biomedica as our contract manufacturer for current good manufacturing practices ("cGMP") supply of AXO-Lenti-PD pursuant to a clinical supply agreement that will be negotiated by the parties. Oxford Biomedica has already produced the initial cGMP clinical trial material for initiation of the clinical study using an adherent cell process. Oxford Biomedica is currently developing a cell suspension process to support commercial scale cGMP manufacturing of AXO-Lenti-PD, which we intend to use in Part B of the clinical study.

AXO-AAV Programs
Silence-and-Replace Technology
The Silence-and-Replace technology platform is designed to produce a long-term restoration of normal gene function and is achieved by combining RNA interference ("RNAi") (silence) with gene therapy (replace) in a single administration of a single adeno-associated viral ("AAV") vector construct. This approach may be applicable to various genetic diseases, particularly autosomal dominant genetic disorders caused by nucleotide repeat expansion.
Multiple neurological and muscular diseases are associated with erroneous expression of a mutated gene. RNAi has shown potential to silence the expression of disease-associated genes. Commonly-used RNAi approaches, in which small interfering RNA ("siRNA") is introduced directly into the cell, achieve only transient gene silencing and are limited by the requirement for repeated administration and variable concentrations of siRNA over time. To provide lasting gene silencing, the Silence-and-Replace technology employs ddRNAi, in which viral vectors deliver a DNA construct that produces short hairpin RNAs ("shRNAs"), which are processed by the cell into siRNAs, which then silence the mutated genes.
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

AXO-AAV-OPMD Program
Overview

The AXO-AAV-OPMD Program is an investigational gene therapy being developed as a one-time treatment for OPMD, which we licensed from Benitec Biopharma Limited ("Benitec") in July 2018. The Program utilizes an AAV vector to deliver a Silence-and-Replace construct to silence the mutant poly-A binding protein N1 ("PABPN1") gene that causes OPMD and replace it with a functional copy of the PABPN1 gene. This Silence-and-Replace approach aims to knock down the expression of both the wild-type and mutant PABPN1 gene through ddRNAi, while at the same time expressing a re-engineered copy of the PABPN1, which is resistant to silencing and codes for the functional PABPN1 protein. The gene therapy will be delivered in a single administration directly into target muscle tissue to provide long-term correction of muscle pathology and restoration of function.

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

Planned Clinical Study for AXO-AAV-OPMD Program

We expect to initiate a clinical study for the investigational AXO-AAV-OPMD Program in the second half of 2019. The FDA and European Commission have granted Orphan Drug Designation to the AXO-AAV-OPMD Program for the treatment of OPMD.

AXO-AAV-OPMD Program Manufacturing

We plan to use a contract manufacturer for cGMP manufacturing of AXO-AAV-OPMD. We are currently working with a third-party cGMP manufacturer and have completed an engineering run of AXO-AAV-OPMD at the 250L scale using a baculovirus-based suspension production system in anticipation of cGMP manufacturing for clinical trials.

Additional Collaboration Programs

Under our license and collaboration agreement with Benitec (the "Benitec Agreement"), we will pursue five additional investigational gene therapy research plans as part of collaboration programs focused on genetic neurological or neuromuscular disorders utilizing Benitec’s technologies. We plan to initiate a research plan to develop gene therapy products targeting the C9orf72 gene, which is associated with ALS and frontotemporal dementia ("FTD"). In addition, we plan to initiate four other research plans focused on undisclosed genetic neurological disorders.

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
Small Molecule Program
Nelotanserin

Overview
In October 2015, we acquired from our majority shareholder, Roivant Sciences Ltd. ("RSL"), the global rights to nelotanserin, a selective inverse agonist of the 5-HT2A receptor. To date, we have been investigating and developing nelotanserin to address visual hallucinations and RBD in patients with LBD. In January 2018, we reported results for a pilot Phase 2 Visual Hallucination study of nelotanserin in patients with LBD. Nelotanserin was generally well tolerated but did not show any statistical trends of improvement on prespecified analyses of various scales to assess visual hallucinations. However, we did observe positive trends on UPDRS Part III in the primary efficacy population (3.12 point improvement, p=0.075 unadjusted) which will also be assessed in the ongoing RBD study. We expect topline data, anticipated to be available in December 2018, from our currently ongoing Phase 2 study of nelotanserin to address visual hallucinations and RBD in patients with LBD.

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

Clinical Development
In March 2016, we initiated a four-week, double-blind, randomized, placebo-controlled Phase 2 study in patients with DLB and Parkinson's disease dementia suffering from RBD. This study will utilize objective measures of efficacy as assessed in a sleep-lab setting. Due to challenges with recruitment for this study, we elected to close enrollment prior to reaching our enrollment target. Because of this smaller than planned enrollment, the study may not qualify as pivotal. We expect to receive top-line results for this study in December 2018. Patients completing the double-blind portion of this study were eligible to enroll in an open label extension study of nelotanserin.
Our Key Agreements
Oxford BioMedica License Agreement
On June 5, 2018, we, through our wholly owned subsidiary, Axovant Sciences GmbH ("ASG"), entered into the Oxford BioMedica Agreement, pursuant to which we received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford BioMedica to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. In June 2018, as partial consideration for the license, we made an upfront payment to Oxford BioMedica of $30.0 million, $5.0 million of which will be applied as a credit against the process development work and clinical supply that Oxford BioMedica will provide to us. Under the terms of the Oxford BioMedica Agreement, we could be obligated to make payments to Oxford BioMedica totaling up to $55.0 million upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones. We will also be obligated to pay Oxford BioMedica a tiered royalty from 7% to 10%, based on yearly aggregate net sales of the Gene Therapy Products, subject to specified reductions upon the occurrence of certain events as set forth in the Oxford BioMedica Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country.
We are solely responsible, at our expense, for all activities related to the development and commercialization of the Gene Therapy Products. Pursuant to the Oxford BioMedica Agreement, we are required to use commercially reasonable efforts to develop, obtain regulatory approval of, and commercialize a Gene Therapy Product in the United States and at least one major market country in Europe. In addition, we are required to meet certain diligence milestones and to include at least one U.S.-based clinical trial site in a pivotal study of a Gene Therapy Product. If we fail to meet any of these specified development milestones, we may cure such failure by paying Oxford BioMedica certain fees, which range from $0.5 million to $1.0 million. Pursuant to the Oxford BioMedica Agreement, Oxford Biomedica will be our cGMP manufacturer for AXO-Lenti-PD, subject to a separate clinical and commercial supply agreement to be negotiated between the parties.
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
Under the Benitec Agreement, we will also collaborate with Benitec on five additional research plans ("Collaboration Programs") for other genetic neurological or neuromuscular disorders using Benitec technologies. We will receive a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize products arising from each Collaboration Program.

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
Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
In October 2014, we and our wholly owned subsidiary, Axovant Sciences, Inc. ("ASI") entered into a services agreement with Roivant Sciences, Inc. ("RSI"), a wholly owned subsidiary of RSL, pursuant to which RSI provides us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions. In February 2017, in connection with the contribution and assignment of all of our intellectual property rights to ASG, we amended and restated this services agreement effective as of December 13, 2016, as a result of which ASG was added as a recipient of services from RSI. In addition, ASG also entered into a separate services agreement with Roivant Sciences GmbH ("RSG"), a wholly owned subsidiary of RSL, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us or ASG, including administrative and support services as well as research and development services. In addition, we are obligated to pay RSI and RSG for their services at a predetermined mark-up on the costs incurred directly by RSI and RSG in connection with any general and administrative and research and development services provided directly by RSI and RSG.

Under the services agreement in effect as of December 31, 2016, we incurred expenses of $0.9 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $4.3 million and $4.4 million for the six months ended September 30, 2018 and 2017, respectively, inclusive of the mark-up. We have recorded these charges as research and development expense and general and administrative expense in our condensed consolidated statements of operations.
Venture Debt Financing from Hercules Capital, Inc.
On February 2, 2017, we and our wholly owned subsidiaries, Axovant Holdings Limited ("AHL"), ASG and ASI entered into a loan and security agreement, as amended on May 24, 2017 and September 22, 2017 (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules") under which we, AHL and ASG (collectively, the "Borrowers") borrowed an aggregate of $55.0 million (the "Term Loan"). ASI issued a guaranty of the Borrowers’ obligations under the Loan Agreement. At the closing of the Term Loan, the Borrowers paid Hercules a facility charge of $550,000. Subsequently, we added our subsidiary Axovant Sciences America, Inc. ("ASA") as a Borrower in July 2017 and our subsidiaries ATH and ATI as Borrowers in April 2018. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers are obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest through March 1, 2021. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty.
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
Research and Development Expense
Since our inception, our operations have primarily been focused on organizing and staffing our company, raising capital, acquiring, and preparing for and advancing our product candidates, intepirdine, nelotanserin, RVT-103, RVT-104, AXO-Lenti-PD and AXO-AAV-OPMD, into clinical development. Our research and development expenses include program-specific costs, as well as unallocated internal costs.
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

•	upfront payments for the purchase of in-process research and development, which include costs incurred under the Oxford BioMedica Agreement, the Benitec Agreement and the Arena Development Agreement.
Unallocated internal costs include:

•	share-based compensation expense for research and development personnel, including expense related to RSL common share awards and RSL options issued by RSL to RSI and RSG employees;

•	personnel-related expenses, which include employee-related expenses, such as salaries, benefits and travel expenses, for research and development personnel;

•	costs allocated to us under our services agreements with RSI and RSG; and

•	other expenses, which includes the cost of consultants who assist with our research and development but are not allocated to a specific program.

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

Results of Operations for the Three and Six-Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three and six-months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Operating expenses:
Research and development expenses
(includes total share-based compensation expense (benefit) of $(1,128) and $5,916 for the three months ended September 30, 2018 and 2017 and $1,389 and $12,172 for the six months ended September 30, 2018 and 2017, respectively)	$21,502	$38,555	$(17,053)	$58,920	$82,267	$(23,347)
General and administrative expenses
(includes total share-based compensation expense of $3,585 and $9,424 for the three months ended September 30, 2018 and 2017 and $6,927 and $18,768 for the six months ended September 30, 2018 and 2017, respectively)	10,622	30,112	(19,490)	22,376	51,630	(29,254)
Total operating expenses	$32,124	$68,667	$(36,543)	$81,296	$133,897	$(52,601)

Research and Development Expenses
Our research and development expenses during the three and six-months ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Program-specific costs:
AXO-Lenti-PD	$1,198	$—	$1,198	$26,330	$—	$26,330
AXO-AAV-OPMD	11,747	—	11,747	11,747	—	11,747
Intepirdine	964	20,923	(19,959)	2,261	47,730	(45,469)
Nelotanserin	4,206	3,579	627	7,560	6,793	767
RVT-103	1	369	(368)	2	612	(610)
RVT-104	3	285	(282)	(73)	634	(707)
Unallocated internal costs:
Share-based compensation	(1,128)	5,916	(7,044)	1,389	12,172	(10,783)
Personnel-related	2,881	4,755	(1,874)	4,417	8,596	(4,179)
Services agreements	107	295	(188)	2,352	1,387	965
Other	1,523	2,433	(910)	2,935	4,343	(1,408)
Total research and development expenses	$21,502	$38,555	$(17,053)	$58,920	$82,267	$(23,347)

Research and development expenses were $21.5 million for the three months ended September 30, 2018 and consisted primarily of $11.7 million related to AXO-AAV-OPMD, $1.2 million related to AXO-Lenti-PD, $4.2 million related to nelotanserin clinical studies and related manufacturing, employee salaries and benefits of $2.9 million, and $1.0 million related to intepirdine clinical studies and related wind down activities, which were offset by a share-based compensation benefit of $(1.1) million. The share-based compensation benefit for the three months ended September 30, 2018 included $(3.2) million related to the RSL common share awards and RSL options issued by RSL to RSI employees, net of forfeitures.
Research and development expenses were $38.6 million for the three months ended September 30, 2017 and consisted primarily of program-specific costs of $25.2 million, share-based compensation expense of $5.9 million, and personnel-related expenses of $4.8 million. The share-based compensation expense included $2.1 million related to the RSL common share awards and RSL options issued by RSL to RSI employees, net of forfeitures.
Research and development expenses decreased by $17.1 million, to $21.5 million, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as intepirdine costs decreased by $20.0 million due to the discontinuation of our intepirdine program, offset by an increase of $11.7 million related to AXO-AAV-OPMD which includes the $10.0 million license fee paid to Benitec in July 2018. Share-based compensation expense decreased by $7.0 million, net of forfeitures, primarily due to decreased headcount related to our previously announced reduction in workforce as well as an increase in forfeitures related to RSL options issued to RSI employees, and personnel-related expenses decreased by $1.9 million primarily due to decreased headcount related to our previously announced reduction in workforce.
Research and development expenses were $58.9 million for the six months ended September 30, 2018 and consisted primarily of $26.3 million related to AXO-Lenti-PD, $11.7 million related to AXO-AAV-OPMD, $7.6 million related to the nelotanserin clinical study, share-based compensation expense of $1.4 million, and employee salaries and benefits of $4.4 million. The share-based compensation expense was net of a benefit of $(2.8) million related to the RSL common share awards and RSL options issued by RSL to RSI employees, net of forfeitures.
Research and development expenses were $82.3 million for the six months ended September 30, 2017 and consisted primarily of $47.7 million related to intepirdine, share-based compensation expense of $12.2 million, and employee salaries and benefits of $8.6 million. The share-based compensation expense included $3.9 million related to the RSL common share awards and RSL options issued by RSL to RSI employees, net of forfeitures.
Research and development expenses decreased by $23.3 million in the six months ended September 30, 2018 compared to the six months ended September 30, 2017, as intepirdine costs decreased by $45.5 million due to the discontinuation of our intepirdine program, share-based compensation expenses decreased by $10.8 million and personnel-related expenses decreased by $4.2 million primarily due to reduced headcount, net of forfeitures, offset by increases of $26.3 million related to AXO-Lenti-PD which includes the $25.0 million license fee paid to Oxford BioMedica in June 2018 and $11.7 million related to AXO-AAV-OPMD which includes the $10.0 million license fee paid to Benitec in July 2018.
General and Administrative Expenses
General and administrative expenses were $10.6 million for the three months ended September 30, 2018 and consisted primarily of share-based compensation expense of $3.6 million, legal and professional fees of $1.5 million, employee salaries and related benefits of $2.2 million, and $0.8 million of direct and indirect costs allocated to us under the services agreements with RSI and RSG.
General and administrative expenses were $30.1 million for the three months ended September 30, 2017 and consisted primarily of share-based compensation expense of $9.4 million, employee salaries and related benefits of $6.3 million, marketing expenses of $5.9 million, legal and professional fees of $2.2 million, and $1.4 million of direct and indirect costs allocated to us under the services agreement with RSI and RSG. The share-based compensation expense for the three months ended September 30, 2017 included $0.2 million for RSL common share awards and RSL options issued to RSI employees.
General and administrative expenses decreased by $19.5 million, to $10.6 million, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to decreases in share-based compensation expense of $5.8 million and employee salaries and related benefits of $4.1 million due to decreased headcount, and a decrease in marketing expenses of $5.2 million due to negative clinical trial results for intepirdine. The remaining decrease of $4.4 million was primarily due to decreases in legal and professional fees, direct and indirect costs allocated to us under the services agreements with RSI and RSG, facilities expenses, and travel and entertainment expenses.

General and administrative expenses were $22.4 million for the six months ended September 30, 2018 and consisted primarily of share-based compensation expense of $6.9 million, legal and professional fees of $4.4 million, employee salaries and related benefits of $4.1 million and $2.0 million of direct and indirect costs allocated to us under the services agreements with RSI and RSG. The share-based compensation expense for the six months ended September 30, 2018 included share-based compensation expense of $0.1 million for RSL common share awards and RSL options issued to RSI employees.
General and administrative expenses were $51.6 million for the six months ended September 30, 2017 and consisted primarily of share-based compensation of $18.8 million, employee salaries and related benefits of $11.0 million, marketing expenses of $8.5 million, legal and professional fees of $3.9 million, and $3.0 million of direct and indirect costs allocated to us under the services agreements with RSI and RSG. The share-based compensation expense for the six months ended September 30, 2017 included $0.5 million for RSL common share awards and RSL options issued to RSI employees.
General and administrative expenses decreased by $29.3 million, to $22.4 million, in the six months ended September 30, 2018 compared to the six months ended September 30, 2017, primarily due to decreases in share-based compensation of $11.8 million, employee salaries and related benefits of $6.9 million due to reduced headcount and marketing expenses of $7.8 million due to negative clinical trial results for intepirdine. The remaining decrease of $2.8 million was primarily due to decreases in direct and indirect costs allocated to us under the services agreements with RSI and RSG, travel and entertainment expenses, and expenses related to meetings and conferences.
Interest Expense
Interest expense was $1.9 million and $3.9 million, respectively for the three and six-months ended September 30, 2018 and consisted of interest paid and the amortization of debt discount related to the Loan Agreement with Hercules.
Interest expense for the three and six-months ended September 30, 2017 was $1.9 million and $3.8 million, respectively, and consisted of interest paid and the amortization of debt discount related to the Loan Agreement with Hercules.
Income Tax Expense
Income tax expense was $0.1 million and $0.2 million for the three and six-months ended September 30, 2018, respectively. Income tax benefit was $1.6 million and income tax expense was $0.9 million for the three and six-months ended September 30, 2017, respectively, which was due to a valuation allowance recorded to offset our net deferred tax assets related to net operating losses during the three and six-months ended September 30, 2017, which did not recur during the three and six-months ended September 30, 2018.
Liquidity and Capital Resources
Overview
In April 2017, we raised net proceeds of approximately $134.5 million, after deducting underwriting discounts and commissions and offering expenses paid by us, from the sale of 7,753,505 common shares in a follow-on public offering. As of September 30, 2018, we had cash totaling $90.7 million.
On June 22, 2018, we entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell our common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as our agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of our common shares sold under the sales agreement. As of September 30, 2018, approximately $75.0 million of our common shares remained available for sale under the sales agreement.
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

The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers were obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest through March 1, 2021. The Borrowers’ obligations under the Loan Agreement are secured by a first position lien on substantially all of their and ASI’s respective assets, other than intellectual property. If we prepay the loan prior to March 1, 2021, we will be obligated to pay Hercules a prepayment charge, based on a percentage of the then-outstanding principal balance, equal to 2.0% if the prepayment occurs after 18 months but prior to 36 months following February 2, 2017, and 1.0% if the prepayment occurs thereafter.
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
For the six months ended September 30, 2018, we used $88.7 million of cash in our operating activities. We have incurred and expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate revenue unless and until after we successfully complete development and obtain regulatory approval for one of our products in development. Our cash utilization may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities and activities related to potential commercialization. We anticipate that we will continue to incur significant expenses as we:

•	continue clinical development of AXO-Lenti-PD for advanced Parkinson's disease, including our ongoing Phase 1/2 trial;

•	continue nonclinical development and initiate clinical development of AXO-AAV-OPMD for the treatment of OPMD, including our planned clinical study in the second half of 2019;

•	initiate our research program for five targets with Benitec, including our research program on C9orf72;

•	continue the clinical development of nelotanserin for LBD and other potential indications;

•	continue open-label extension studies for patients completing our nelotanserin phase 2 studies;

•	seek to identify, acquire, develop and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain scientific, clinical, regulatory, manufacturing, quality control, commercial and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	scale up external manufacturing capabilities to commercialize our product candidates;

•	establish a sales, marketing and distribution infrastructure for drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.

Our primary use of cash is to fund the research and development of our product candidates. We believe we have access to sufficient cash to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based our estimates on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently expect. Our existing funds will not be sufficient to enable us to complete all necessary development and to commercially launch any of our products. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or potentially discontinue operations.

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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2018 and 2017 (in thousands):

	Six Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(88,725)	$(109,558)
Net cash used in investing activities	(18)	(3,643)
Net cash provided by financing activities	25,132	136,001
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and amortization and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the six months ended September 30, 2018, net cash used in operating activities was $88.7 million and was primarily attributable to a net loss of $85.7 million, which includes costs incurred for research and development activities, including contract research organization ("CRO") fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses, a decrease of $7.5 million in accrued expenses, an increase of $4.3 million in other non-current assets, a decrease of $2.1 million in accounts payable and an increase of $1.9 million in prepaid assets and other current assets, which were partially offset by $8.3 million of non-cash share-based compensation expense, an increase of $2.3 million in amounts due to RSL, RSI and RSG and $1.6 million of depreciation and amortization. For the six months ended September 30, 2017, net cash used in operating activities was $109.6 million and was primarily attributable to a net loss of $138.4 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, and our general and administrative expenses, and a decrease of $5.7 million in accounts payable, partially offset by $30.9 million of non-cash share-based compensation expense and a decrease of $2.7 million in deferred tax assets.
Investing Activities
For the six months ended September 30, 2018, net cash used in investing activities was $18 thousand for purchases of computers and software. For the six months ended September 30, 2017, net cash used in investing activities was $3.6 million, consisting of purchases of furniture and equipment.
Financing Activities
For the six months ended September 30, 2018, net cash provided by financing activities was approximately $25.1 million and consisted of $25.0 million of net proceeds from the issuance and sale of our common shares in a private placement to RSL and our share sales agreement with Cowen, as well as proceeds of $0.1 million from the exercise of stock options. For the six months ended September 30, 2017, net cash used in financing activities was $136.0 million, which consisted of net proceeds of $134.5 million received from the sale of 7,753,505 common shares in a follow-on public offering and proceeds of $1.5 million from the exercise of stock options.

Contractual Obligations
Our contractual obligations did not materially change outside the ordinary course of our business during the six months ended September 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018, except that, in June 2018, we entered into the Oxford BioMedica Agreement; in July 2018, we entered into the Benitec Agreement; and in August 2018, we extended our the license agreement for 19,554 square feet of office space in New York, New York, which was originally set to expire in January 2019 and was extended to January 2021. The following table provides information regarding remaining contractual rent obligations due within each respective year ending March 31, as of September 30, 2018 (in thousands):

	Total	2019	2020	2021
Rent obligations, net of prepayments	$3,576	$895	$1,791	$890

See “Our Key Agreements” above for additional information regarding the Oxford BioMedica Agreement and the Benitec Agreement and our commitments thereunder.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Critical Accounting Policies and Significant Judgments and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the services agreements with RSI and RSG, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate our ability to continue as a going concern and estimate the fair value of our common shares. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
We believe the estimates and judgments involved in our contingent payment liabilities, research and development accruals, share-based compensation and income taxes have the greatest potential impact on our unaudited condensed consolidated financial statements and consider these to be our critical accounting policies and estimates.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU No. 2016-02"), as well as ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" and ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements" (collectively, the "Lease Standards") in July 2018, which relate to a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of the Lease Standards will require lessees to present the assets and liabilities that arise from leases on their balance sheets. The Lease Standards are effective for annual periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. We have implemented a process to identify our outstanding lease portfolio and are currently evaluating our outstanding leases to determine the impact the Lease Standards will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU No. 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted the provisions of ASU No. 2017-01 on April 1, 2018 on a prospective basis. The impact on our consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions. Refer to Note 3, “License and Collaboration Agreements,” in the accompanying notes to the unaudited condensed consolidated financial statements for further information regarding the impact of the adoption of ASU No. 2017-01 on the license agreements executed during the three and six-months ended September 30, 2018.
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
In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," ("ASU No. 2018-07"). ASU No. 2018-07 requires equity-classified share-based payment awards issued to nonemployees to be measured on the grant date, rather than remeasuring the awards through the performance completion date as previously required. Additionally, for nonemployee awards with performance conditions, compensation cost associated with the award is to be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. Further, the requirement to reassess the liability or equity classification for nonemployee awards upon vesting is eliminated, except for awards in the form of convertible instruments. ASU No. 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after the adoption of ASU No. 2014-09. We expect to adopt the provisions of ASU No. 2018-07 for the fiscal year beginning April 1, 2019. As we have not yet completed our final review of the impact of ASU No. 2018-07 but expect to by March 31, 2019, we have not determined whether the adoption of this guidance will have a material impact on our consolidated financial statements or disclosures.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU No. 2018-13"). ASU No. 2018-13 removes, modifies, and adds certain recurring and nonrecurring fair value measurement disclosures, including removing disclosures around the amount(s) of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements, among other things. ASU No. 2018-13 adds disclosure requirements around changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and a narrative description of measurement uncertainty. The amendments in ASU No. 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption, with all other amendments applied retrospectively to all periods presented. Early adoption is permitted. We early adopted the provisions of ASU No. 2018-13 during the three months ended September 30, 2018, which did not have a material impact on our consolidated financial statements or disclosures because we do not currently have any Level 3 fair value measurements on a recurring or nonrecurring basis, and also have not had transfers between Level 1 and Level 2 of the fair value hierarchy.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of September 30, 2018, we had cash of $90.7 million, consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc. We also have long-term debt that bears interest at a prime-based variable rate. A 10% change in this interest rate would have an impact of approximately $0.5 million on our annual interest expense. We do not believe we are currently exposed to any material market risk.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.
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
In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. The failure of our Phase 3 MINDSET trial, Phase 2b HEADWAY trial and Phase 2 Gait and Balance trial for intepirdine has required us to reevaluate our future development plans for our product candidates, as well as our business plan more broadly. We may never be successful in developing or commercializing any of our product candidates, including our newly licensedproduct candidates AXO-Lenti-PD and AXO-AAV-OPMD, which remain in early stages of clinical development. If successful in developing and obtaining marketing approval of one of our product candidates, we would need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
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

•
initiate and continue relationships with third-party manufacturers, including Oxford BioMedica (UK) Ltd. ("Oxford BioMedica") for AXO-Lenti-PD and a third-party cGMP manufacturer for AXO-AAV-OPMD, and have commercial quantities of our product candidates manufactured at acceptable cost and quality levels;

•	attract and retain an experienced management and advisory team;

•	achieve broad market acceptance of our products in the medical community and with third-party payers and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others; and

•	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the "FDA"), European Medicines Agency ("EMA"), Japan’s Pharmaceutical and Medical Devices Agency ("PMDA"), or comparable regulatory authorities in other countries, to perform studies or clinical trials in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with their commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.
We are in the process of implementing a business plan that may continue to evolve as we integrate our newly licensed product candidates AXO-Lenti-PD and AXO-AAV-OPMD and await relevant clinical data for nelotanserin. Our business plan may lead to the initiation of one or more development programs, the discontinuation of one or more development programs, or the execution of one or more transactions that you do not agree with or that you do not perceive as favorable to your investment.
In early 2018, we began a process to review our strategic alternatives, including identifying potential business development opportunities, following the discontinuation of further development of intepirdine in January 2018. Also beginning in early 2018, we undertook a reassessment of our development plans for nelotanserin in various indications and RVT-104, which included an internal portfolio review of RVT-104 in the context of any newly acquired clinical assets. In October 2018, we discontinued our development plans for RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, as a potential treatment for patients with Alzheimer's disease or dementia with Lewy bodies ("DLB"), which is a sub-type of Lewy body dementia ("LBD"). We plan to make a determination of the overall development strategy for nelotanserin once we have reviewed final data from our currently ongoing Phase 2 study of nelotanserin in REM Sleep Behavior Disorder and completed our ongoing comprehensive clinical, regulatory and commercial review.
In June 2018, we announced that we received from Oxford BioMedica a worldwide exclusive license to develop and commercialize AXO-Lenti-PD and its predecessor product candidate ProSavin and related gene therapy products (the "Oxford BioMedica Agreement"). In July 2018, we announced that we received from Benitec Biopharma Limited ("Benitec") a worldwide exclusive license to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (the "Benitec Agreement"). We initially plan to pursue a strategy to leverage our clinical experience and expertise to pursue the clinical development and regulatory approval of AXO-Lenti-PD and AXO-AAV-OPMD while evaluating overall development strategy for nelotanserin. In addition, we continue to be actively engaged in extensive business development efforts to identify, evaluate and potentially obtain rights to and develop additional therapeutic and gene therapy product candidates that would complement our strategic goals and leverage our competitive advantages.
This business plan requires us to be successful in a number of challenging, uncertain and risky activities, including pursuing development of AXO-Lenti-PD and AXO-AAV-OPMD in indications for which we have limited or no human clinical data, identifying promising new assets for development that are available for acquisition or in-license and that fit our strategic focus and, if so identified, negotiating and executing an acquisition or in-license agreement for one or more of those programs on favorable terms, converting early stage gene therapy research efforts into clinical development opportunities, building internal or outsourced gene therapy capabilities and designing and executing a nonclinical and/or clinical development program for any newly acquired product candidates. We may not be successful at one or more of the activities required for us to execute this business plan. We are also continuing to consider other alternatives, including mergers, acquisitions, divestitures, collaborations, or other transactions involving our Company as a whole, as well as individual product candidates. We cannot be sure when or if any type of transaction will result. Even if we pursue a transaction, such transaction may not be consistent with our shareholders’ expectations or may not ultimately be favorable for our shareholders, either in the shorter or longer term.
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

We expect to continue to reassess and make changes to our existing development programs and pipeline expansion strategy. Our plans for our AXO-Lenti-PD and AXO-AAV-OPMD development programs may be affected by the results of competitors’ clinical trials of product candidates addressing Parkinson’s disease and oculopharyngeal muscular dystrophy ("OPMD"), respectively. Our plans for additional gene therapy products under the Benitec Agreement may also be affected by the results of competitors’ clinical trials of product candidates addressing our target indications, including, for example, amyotrophic lateral sclerosis ("ALS"), and frontotemporal dementia ("FTD"), in the case of our first planned Benitec collaboration gene therapy product. Our plans for our business development efforts and pipeline expansion activities may also be affected by the results of competitors' ongoing research and development efforts. We may modify, expand or terminate some or all of our development programs, clinical trials or collaborative research programs at any time as a result of new competitive information or as the result of changes to our product pipeline or business development strategy.
We expect that our remaining cash balances will continue to decline as we pursue these development programs, our collaborative research programs and our business development activities until we receive additional funding, if any. As a result, the value of our shareholders’ investment may decline.
We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
Investment in pharmaceutical and biological product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of our product candidates. Our product candidates have not been approved for marketing in the United States or any other jurisdiction, and we may never receive any such approvals. In January 2018, we discontinued further development of our product candidate intepirdine, which was our most progressed product candidate in clinical development at that time; and in October 2018, we discontinued development plans for RVT-104, a combination of rivastigmine and a peripheral muscarinic receptor antagonist, as a potential treatment for patients with Alzheimer's disease or DLB. While we have recently in-licensed our new product candidates AXO-Lenti-PD and AXO-AAV-OPMD, these product candidates remain in early stages of clinical development. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to produce revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our product candidates manufactured and successfully marketed and commercialized. We cannot assure you that we will be profitable even if we successfully commercialize our product candidates. If we do successfully obtain regulatory approval to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates and whether we own the commercial rights for that territory. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.
We expect our research and development expenses to be significant as we develop: AXO-Lenti-PD for the potential treatment of Parkinson's disease; AXO-AAV-OPMD for the potential treatment of OPMD; our additional gene therapy products under the Benitec Agreement for the potential treatment of ALS, FTD and other indications; and nelotanserin for the potential treatment of multiple aspects of LBD. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.
We may not be successful in our efforts to identify and acquire additional product candidates.
Part of our strategy involves the business development activities of identifying and acquiring novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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

In addition, the process of identifying and acquiring product candidates is highly competitive, and our ability to compete successfully is impacted by the fact that many of the companies with which we compete for these candidates have significantly greater experience, development and commercialization capabilities, name recognition and financial and human resources than we do. Further, our business development efforts are led by our senior executive officers and other management team members and would be significantly impaired if we were to lose the services of any of these executives. The time and resources spent on business development activities may also distract management’s attention from our other development and business activities. Even if we are successful in identifying and acquiring additional product candidates, we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. If we are unable to identify and acquire suitable product candidates for clinical development, this would adversely impact our business strategy and our financial position and share price.
We are heavily dependent on the success of AXO-Lenti-PD and AXO-AAV-OPMD, our gene therapy product candidates, which are still in early stages of clinical development, and if either product candidate does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to AXO-Lenti-PD and AXO-AAV-OPMD. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates. We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates are and will remain subject to extensive regulation by the FDA, the EMA, the PMDA and other comparable regulatory authorities that each have differing regulations. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approvals from the FDA or comparable regulatory authorities in other countries. We have not submitted marketing applications to the FDA or foreign regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining marketing approval is a lengthy, expensive and inherently uncertain process, and regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:

•	we may not be able to demonstrate that a product candidate is safe and effective as a treatment for our targeted indications to the satisfaction of the applicable regulatory authorities;

•
our biologics license applications ("BLA"), new drug application ("NDA") or other key regulatory filings may be delayed or rejected due to issues, including those related to the FDA’s Pharmaceutical Quality/CMC guidance, timing of results from supporting studies, database lock, and data conversion, cleaning, and transfer;

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

•
the contract research organizations ("CROs") that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that adversely impact our clinical trials;

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

•
the regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers, including Oxford BioMedica, which is expected to be our sole and exclusive supplier of AXO-Lenti-PD until the process is validated or BLA submission for AXO-Lenti-PD, a third-party cGMP manufacturer that is currently our sole supplier of AXO-AAV-OPMD, and Arena Pharmaceuticals GmbH ("Arena"), our sole and exclusive supplier for nelotanserin, or any manufacturer that Arena may engage to manufacture nelotanserin on its behalf; or

•	the regulatory authorities may change their approval policies or adopt new regulations.

The terms of our credit facility place restrictions on our operating and financial flexibility.
In February 2017, we and our subsidiaries entered into a loan and security agreement (as amended in May and September 2017) (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules"). The Loan Agreement is secured by substantially all of our property and that of our subsidiaries that are parties to the Loan Agreement, other than intellectual property.

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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. These expenditures will include costs payable to Oxford BioMedica under the Oxford BioMedica Agreement, Benitec under the Benitec Agreement and In May 2015, RSL entered into a development, marketing and supply agreement for nelotanserin (the "Arena Development Agreement") with Arena. Under the terms of these agreements, we are obligated to make significant cash payments upon the achievement of specified development, regulatory and sales performance milestones, as well as payments in connection with the sale of resulting products and the manufacture and supply of our product candidates for commercial purposes. For example, we are required to pay Benitec 30% of the net profits from worldwide sales of approved and commercialized products arising from the AXO-AAV-OPMD Program, subject to an agreed minimum for such payments.
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
In May 2015, RSL entered into a development, marketing and supply agreement for nelotanserin (the "Arena Development Agreement") with Arena, and we entered into a Waiver and Option Agreement with RSL. Upon the exercise of our option in October 2015, we assumed RSL’s rights and obligations under the Arena Development Agreement, as amended on October 18, 2017. In January 2018, we were notified by Arena that it has assigned all of its rights and obligations under the Arena Development Agreement to an affiliate, 125 Royalty Inc.; in June 2018, we entered into a license agreement with Oxford BioMedica for AXO-Lenti-PD; and in July 2018, we entered into a license agreement with Benitec for AXO-AAV-OPMD and five research collaboration programs. Under these agreements, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and payments based on product sales, as well as other material obligations. For example, under our agreement with Oxford Biomedica, we could be obligated to make payments totaling up to $55.0 million upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones. In addition, we will also be obligated to pay Oxford BioMedica a tiered royalty percentage ranging from 7% to 10% based on yearly aggregate net sales of the Gene Therapy Products licensed under the agreement. Under the Benitec Agreement, we will be obligated to make payments to Benitec totaling up to (i) for the AXO-AAV-OPMD Program, $67.5 million upon the achievement of specified development and regulatory milestones and $120.0 million upon the achievement of specified sales milestones, and (ii) for each collaboration program under the Benitec Agreement, $33.5 million upon the achievement of specified development and regulatory milestones and $60.0 million upon the achievement of specified sales milestones. In addition, Benitec will receive 30% of net profits of worldwide sales of approved and commercialized products arising from the AXO-AAV-OPMD Program, subject to an agreed minimum amount for such payments, and a tiered royalty based on yearly aggregate net sales of products arising from each Collaboration Program, subject to specified reductions upon the occurrence of certain events. If these payments become due under the terms of the agreements, we may not have sufficient funds available to meet our obligations, in which case our development efforts would be substantially harmed. Further, failure to make these payments or to meet our other material obligations may result in our counterparties pursuing various remedies under those agreements that could adversely affect our operations.
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

We currently have a limited number of employees and we currently rely on Roivant Sciences, Inc. and Roivant Sciences GmbH to provide various services for us.
We currently rely in part on services provided by Roivant Sciences, Inc. ("RSI"), and Roivant Sciences GmbH ("RSG"), wholly owned subsidiaries of Roivant Sciences Ltd. ("RSL"), pursuant to the Services Agreements we have with these entities. Personnel and support staff who provide services to us under these Services Agreements are not required to treat management and administration of our business as their primary responsibility or act exclusively for us, and we do not expect them to do so. Under the Services Agreements, RSI and RSG have the discretion to determine who, among their employees, will perform services for us. RSI and RSG have limited resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage services provided to us, the operations of our business may be adversely affected.
In addition, the level of support we receive from RSI and RSG has decreased and we expect that it will continue to decrease in the near term.  As a result, we will be required to replace many of these services with our own internally developed teams or engage external professional service providers. We primarily intend to develop these capabilities internally, and may incur increased costs as we hire and train additional personnel. If we are unable to develop these capabilities or we fail to do so in a timely and effective manner, the operations of our business would be adversely affected.
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
We expect to hire, either directly or through Axovant Sciences, Inc., Axovant Sciences GmbH ("ASG") or Axovant Sciences America, Inc., additional employees for our managerial, clinical, scientific and engineering, operational, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, including development of product candidates, and devote a substantial amount of time to managing these growth activities. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenues could be reduced, and we may not be able to implement our business strategy. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

•
failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation ("GDPR"); and

•
failure to comply with the United Kingdom Bribery Act 2010 ("U.K. Bribery Act") and similar anti-bribery and anti-corruption laws in other jurisdictions, and the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, including by failing to maintain accurate information and control over sales and distributors’ activities.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, negatively impact our financial condition, results of operations and cash flows.
Our business and operations would suffer in the event of system failures, security breaches or cyber-attacks.
Our computer systems, as well as those of various third parties on which we rely, including those of RSL and its affiliates and our CROs and other contractors, consultants, and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We have experienced phishing attacks in the past, which have not had a material impact on our operations; however, we may in the future experience material system failures or security breaches that could cause interruptions in our operations or result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.
The failure to successfully implement a new enterprise resource planning system, or maintain our current system, could adversely impact our business and results of operations.
As RSL decreases and decentralizes the services it provides to its affiliated companies, we expect to adapt the current enterprise resource planning ("ERP") system or implement a new ERP system to upgrade certain existing business, operational, and financial processes, upon which we rely. Until such time, we will be reliant on financial systems supported by RSI and RSG. ERP implementations are complex and time-consuming projects that require transformations of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risk inherent in the conversion to a new computer system, including loss of information and potential disruption to normal operations. Additionally, if the ERP system is not effectively implemented as planned, or the system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management's assessment of our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP system, our business and results of operations could be harmed.
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
Our information security systems are subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, and storage of personal information.
We may also be subject to or affected by foreign laws and regulation, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. For example, the EU has adopted the GDPR," which introduces strict requirements for processing personal data. The GDPR is likely to increase the compliance burden on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health conditions, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of annual global revenue. While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. Moreover, the requirements under the GDPR may change periodically or may be modified by European Union national law and could have an effect on our business operations if compliance becomes substantially more costly than under current requirements.
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
Our product candidates are still in development and will require extensive clinical testing before we are prepared to submit an application for marketing approval to regulatory authorities. We cannot predict with any certainty if or when we might submit any such application for regulatory approval for our product candidates or whether any such application will be approved by the applicable regulatory authority in our target markets. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, regulatory authorities may not agree with our proposed endpoints for any clinical trials of our product candidates, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and the results of smaller nonclinical or early clinical trials therefore may not be predictive of the results of large scale or later-stage clinical programs. For example, in January 2018, we announced that intepirdine did not meet its primary efficacy endpoints in the Phase 2B HEADWAY and pilot Phase 2 Gait and Balance studies. In light of the data from these studies, as well as data from the September 2017 MINDSET readout, we discontinued our intepirdine program. Likewise, there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results. A number of companies in the biopharmaceutical industry, and especially in the neurology field, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and in the regulatory approval process. For example, in August 2017, Acorda Therapeutics received a refusal to file letter from the FDA regarding its NDA for INBRIJA, an investigational treatment for symptoms of OFF episodes in patients with Parkinson’s disease taking a carbidopa/levodopa regimen.
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

Further, by way of example, we, a regulatory agency or an institutional review board ("IRB") at a clinical trial site may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice ("cGCP") regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug application ("IND") submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate revenues may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a drop in our share price, slow down the approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations.

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
In addition, we acquired worldwide rights to our product candidates and were not involved in their development prior to such acquisitions. Any difficulties we experience in transitioning and integrating such product candidates into our operations may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary drug products, information, reports and data from third parties in a timely manner. More particularly, we have had no involvement with or control over the nonclinical and clinical development of our product candidates prior to acquiring the rights to them. We are dependent on our predecessors including Oxford BioMedica, Benitec and Arena, having conducted such research and development in accordance with the applicable protocols, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. In addition, we have only very limited data regarding the safety, tolerability and efficacy of AXO-Lenti-PD for the treatment of Parkinson’s disease and AXO-AAV-OPMD for the treatment of OPMD, and we have not previously conducted development activities for a biological product candidate. Problems related to our predecessors, including Oxford BioMedica, Benitec and Arena, and our limited available data for AXO-Lenti-PD in the treatment of Parkinson’s disease and AXO-AAV-OPMD in the treatment of OPMD could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate future revenues.
Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the effectiveness of our patient recruitment efforts, the existing body of safety and efficacy data with respect to the study drug, the perceived risks and benefits of gene therapy approaches for the treatment of neurological diseases, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, including more traditional approaches for the treatment of Parkinson’s disease or OPMD, perceived risk of the delivery procedure, patients with pre-existing conditions that preclude their participation in any trial, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, the negative results we have reported in clinical trials to date and any other negative results we may report in clinical trials of any of our product candidates in the future may make it difficult or impossible to recruit and retain patients in other clinical trials of those product candidates. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to control their actual performance.
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

We consider our most direct competitor with respect to AXO-Lenti-PD to be Voyager Therapeutics, which is developing VY-AADC, a gene therapy product candidate for the treatment of advanced Parkinson’s disease. VY-AADC delivers the AADC gene, one of the three genes contained in AXO-Lenti-PD, via an adeno-associated virus (an "AAV virus-based vector"). Voyager began a Phase 2 study in June 2018. Agilis Biotherapeutics, which was acquired by PTC Therapeutics, is developing AGIL-AADC, another AAV virus-based vector gene therapy that delivers the AADC gene, for the treatment of AADC deficiency, a rare disorder that involves loss of AADC gene function. In addition, DBS (Deep Brain Stimulation) is approved for treating Parkinson’s disease and is marketed by multiple device manufacturers, including Medtronic, Abbott and Boston Scientific. DBS treatment involves permanent placement of hardware in the brain via stereotactic neurosurgery and may require follow-up adjustments or even invasive device replacements. Another surgical approach is Abbvie’s Duopa which is delivered via a port implanted in the abdominal wall. Further efforts are also underway to develop new improved formulations of L-dopa, including Acorda’s Inbrija, for which an NDA is under FDA review, and Mitsubishi Tanabe’s ND0612. Adjunct therapies are also being developed or have recently been approved to supplement L-dopa therapy, including Sunovion’s sublingual apomorphine and Adamas Pharmaceuticals’ GoCovri. Several companies are also trying to develop other disease modifying therapies that could prevent the progression of Parkinson’s disease. Examples of these early stage efforts include Denali Therapeutics’ LRRK2 inhibitors and anti-alpha synuclein antibodies from Prothena/Roche and Biogen, as well as Prevail Therapeutics’ pipeline of AAV-based therapeutics targeting lysosomal dysfunction.
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
Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research ("CBER") to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, also are potentially subject to review by the NIH Office of Science Policy’s Recombinant DNA Advisory Committee (the "RAC") in limited circumstances. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and authorized its initiation. Conversely, the FDA can put an IND" on clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution, to conduct a clinical trial, that institution’s institutional biosafety committee as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial and may determine that RAC review is needed. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, the EMA, the PMDA and other comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current good manufacturing practices ("cGMP") requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and cGCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying labels for such products may limit the approved use of the drug, which could limit sales.
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

•
the federal false claims laws and civil monetary penalties laws, including the civil False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making, or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•
HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on health plans, health care clearing houses, and most health care providers, known as covered entities, and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

•
a number of federal, state and foreign laws, regulations, guidance and standards that impose requirements regarding the protection of health or other personal data that are applicable to or affect our operations;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which has not yet fully occurred. For example, in January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the "average manufacturer price" is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Further, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Since January 2017, the President of the United States has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (the "BBA"), among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services has concluded that cost-sharing reduction ("CSR") payments to insurance companies required under the Affordable Care Act have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. While Congress is considering legislation to appropriate funds for CSR payments, the future of that legislation is uncertain. Moreover, in July 2018, the Centers for Medicare and Medicaid Services ("CMS") published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress will likely consider other legislation to replace elements of the Affordable Care Act. The Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included further reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical company to make its product candidates available to eligible patients as a result of the Right to Try Act.

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
We are building teams with drug formulation and manufacturing expertise but do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. In addition to the technical challenges of drug product formulation and scale-up and environmental compliance aspects of chemical and biologics manufacturing, our vendors of manufacturing services will need to comply with U.S. and foreign regulatory authority licensure and cGMP quality requirements. These obligations are enforced by periodic inspection and audit by regulatory authorities, and any adverse findings or violations discovered on such inspections could distract our vendors and be costly and time consuming to remediate, potentially impacting their supply of clinical and future commercial products to us.
Under the Oxford BioMedica Agreement, Oxford BioMedica will manufacture and supply the AXO-Lenti-PD in accordance with separate clinical and commercial supply agreements, which will be negotiated between us and Oxford BioMedica. The Oxford BioMedica Agreement contains certain key provisions of the clinical and commercial supply agreements, including pricing structure and our ability to transfer the technology to another manufacturer at any time following the completion of formal process characterization, process validation or BLA submission. Further, the process for manufacturing gene therapy products such as AXO-Lenti-PD is more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy product such as ours generally cannot be fully characterized. Although we may establish our own manufacturing facility or use that of a third-party contract manufacturer to support a commercial launch of AXO-Lenti-PD, if approved, the timeframe for us to obtain approval for such facility or qualify such third-party contract manufacturer and ensure that all processes, methods and equipment are compliant with cGMP requirements is uncertain. In addition, our ability to receive damages from our CROs in connection with such failures is generally contractually limited. As a result, we will heavily depend on Oxford BioMedica and its key personnel to manufacture sufficient quantities of AXO-Lenti-PD drug product for future clinical trials as well as in commercial quantities if such product candidate receives regulatory approval.
Under the Benitec Agreement, Benitec will be responsible for certain development and manufacturing activities for the AXO-AAV-OPMD Program, and we will reimburse Benitec for its costs incurred, in accordance with an agreed-upon development plan and budget. Benitec and a third-party cGMP manufacturer are responsible for completing the cGMP manufacturing processes necessary to initiate clinical trials of AXO-AAV-OPMD. If Benitec or the third-party cGMP manufacturer fails to complete these processes in a timely manner, our clinical development of AXO-AAV-OPMD may be delayed.
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
Our product candidates AXO-Lenti-PD and AXO-AAV-OPMD are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of our product candidates, subjects us to manufacturing risks for this product candidate. If supply from a manufacturing facility is interrupted, there could be a significant disruption in supply of our product candidates. Further, under the terms of our supply and manufacturing agreements, including those we will enter into with Oxford BioMedica for AXO-Lenti-PD and with a third-party cGMP manufacturer for AXO-AAV-OPMD, we may be limited in entering into arrangements with one or more third parties for the manufacture and supply of AXO-Lenti-PD or AXO-AAV-OPMD. Even if we were able to engage other manufacturers or suppliers, we may not be able to enter into arrangements with on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.
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

We and our CROs will be required to comply with Good Laboratory Practices ("GLPs") and cGCPs, which are regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development. The regulatory authorities enforce cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies.
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
The patent rights that we own or have licensed relating to our product candidates may be limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. For our current product candidates or future product candidates for which we do not hold or do not obtain composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method patents that we may hold. Method patents only protect the product when used or sold for the specified method. However, this type of patent protection does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of the patented method, or for which there is a substantial use in commerce outside the patented method.
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
Patent reform legislation could increase uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act made a number of significant changes to United States patent laws. These include provisions that affect the way patent applications are prosecuted and challenged at the U.S. Patent and Trademark Office ("USPTO") and may also affect patent litigation. The USPTO has developed and continues to develop new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act, subsequent rulemaking, and judicial interpretation of the Leahy-Smith Act and regulations with have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement and/or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.
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
Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the first non-provisional filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from biosimilar or generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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
For biologics, such as AXO-Lenti-PD and AXO-AAV-OPMD, the Biologics Price Competition and Innovation Act ("BPCIA") provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be "highly similar" to the reference product with "no clinically meaningful differences between the two." The BPCIA does not require reference product sponsors to list patents in an Orange Book and does not include an automatic 30-month stay of FDA approval upon the timely filing of a lawsuit. The BPCIA, however, does require a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement.
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
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to office actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our current or future product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.
We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
A third-party may hold intellectual property, including patent rights and trade secrets that are important or necessary to the development of our current or future product candidates. It may be necessary for us to use the patented or proprietary technology of one or more third parties to manufacture or commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If any such patents were to be asserted against us, there is no assurance that a court would find in our favor or that, if we choose or are required to seek a license, a license to any of these patents would be available to us on acceptable terms or at all.
It may be necessary to use a patented or proprietary AAV-related technology of one or more third parties to manufacture and commercialize AXO-AAV-OPMD. If we are unable to obtain licenses from such third parties when needed or on commercially reasonable terms, our ability to commercialize AXO-AAV-OPMD, if approved, would likely be delayed or impaired.

Third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights may delay or prevent the development and commercialization of our product candidates.
Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review, and post-grant review before the USPTO, as well as oppositions and similar proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.
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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.
We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is or may be relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Patent applications in the United States and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. In addition, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Therefore, patent applications covering our products could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our products.
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.
If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our products that are held to be infringing. We might, if possible, also be forced to redesign products or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
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
On July 8, 2018, we entered into the Benitec Agreement with Benitec. In particular, our product candidate AXO-AAV-OPMD is dependent on the Benitec Agreement. Pursuant to such agreement, we received from Benitec a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize AXO-AAV-OPMD and related gene therapy products. Under the Benitec Agreement, Benitec also agreed to collaborate on five additional research plans for other genetic neurological disorders using Benitec technologies. We will receive a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize products arising from each collaboration program. We are required to use commercially reasonable efforts to develop and to seek regulatory approval for at least one collaboration product candidate from each collaboration program in the United States and major market countries in Europe. In addition, we are required to use commercially reasonable efforts to develop and to seek regulatory approval for at least one AXO-AAV-OPMD product candidate for OPMD in each of the United States, Canada, France, and Israel. We will be solely responsible for the cost for the development, manufacture, and commercialization of AXO-AAV-OPMD product candidates and collaboration product candidates, with contract manufacturing performed by a third-party cGMP manufacturer.

In October 2015, we exercised an option to acquire global rights, title, interest and obligations in and to nelotanserin from our parent company, RSL. In May 2015, RSL entered into the Arena Development Agreement with Arena, and we entered into a Waiver and Option Agreement with RSL. Upon the exercise of our option, we assumed RSL’s rights and obligations under the Arena Development Agreement, as amended on October 18, 2017.
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
If we materially breach or fail to perform any provision under these license and collaboration agreements, including failure to make payments to a licensor or collaborator when due for royalties and failure to use commercially reasonable efforts to develop and commercialize our product candidates, such as AXO-Lenti-PD or AXO-AAV-OPMD, such licensors and collaborators have the right to terminate our agreement, and upon the effective date of such termination, our right to practice the licensed patent rights and other intellectual property would end. Any uncured, material breach under the agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under the agreements and to liability for potential damages.
Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology.
Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common shares.
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
Filing, prosecuting and defending patents covering our current and future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims, or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
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
Although our common shares are listed on the Nasdaq Global Select Market ("Nasdaq"), we cannot assure you that an active trading market for our common shares will continue to develop or be sustained. In addition, as a result of RSL owning 73.1% of our common shares as of September 30, 2018, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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
Based on common shares outstanding as of September 30, 2018, RSL beneficially owns approximately 73.1% of the voting power of our outstanding common shares, and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
All of the shares sold in our initial public offering ("IPO") and our follow-on offering described below, as well as shares issued upon the exercise of options granted to persons other than our officers and directors, are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"). As of September 30, 2018, 89,285,714 of our outstanding common shares, representing a majority of our common shares, were held by RSL. If RSL or any of our executive officers or directors were to sell our common shares, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common shares, it could negatively affect our share price. Prior to RSL’s corporate reorganization and recapitalization in December 2015, any decision by RSL to sell or otherwise dispose of our shares required the unanimous agreement of all of the directors of RSL, including Vivek Ramaswamy, our former director and former principal executive officer. Subsequent to RSL’s corporate reorganization and recapitalization in December 2015, any such decision no longer requires a unanimous vote of RSL’s directors, meaning that all or a portion of the shares of our common stock held by RSL may be sold without Vivek Ramaswamy’s consent. However, any such sales must still be made in compliance with the Securities Act and the rules and regulations thereunder, which could limit the number of our shares that RSL could sell in any 90-day period.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, changing rules and regulations may increase our legal and financial compliance costs and make some activities more time-consuming and more costly. If, notwithstanding our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the United Kingdom, and under current U.K. tax law, a company which is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations. For example, ASG is our principal operating company for conducting our business and is the entity that holds our intellectual property rights, including AXO-Lenti-PD, AXO-AAV-OPMD and nelotanserin. The establishment of this Swiss entity as our principal operating company and the transfer of our intellectual property rights to this entity may result in a higher overall effective tax rate.
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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, on December 22, 2017, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act) was enacted in the United States, which introduced a comprehensive set of tax reforms. Certain impacts of this legislation have been taken into account, including the reduction of the U.S. corporate income tax rate from the previous 35 percent to 21 percent. Also, in September 2018, the Swiss Parliament approved a new tax bill known as Tax Proposal 17, which will enter into force in January 2020 absent a referendum that halts its effectiveness. Tax Proposal 17 would implement a set of changes to Swiss federal and cantonal tax laws, such as the amendment of the capital tax to provide a uniform rate of 0.1%, a new patent box regime, and a reduction in the statutory profit tax rate in Canton Basel-Stadt that will result in a combined Swiss federal and cantonal tax rate of 13.04%. We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice or tax positions are necessary in light of the Tax Cuts and Jobs Act and Tax Proposal 17. The Tax Cuts and Jobs Act and Tax Proposal 17, in conjunction with the tax laws of other jurisdictions in which we operate, however, may require consideration of changes to our structure and the manner in which we conduct our business. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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
In our current taxable year ending March 31, 2019, we have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.         Defaults Upon Senior Securities.
None.

Item 4.         Mine Safety Disclosures.
Not applicable.

Item 5.         Other Information.
None.

Item 6.               Exhibits.

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation.	S-1	333-204073	3.1	05/11/2015

3.2	Memorandum of Association.	S-1	333-204073	3.2	05/11/2015

3.3	Amended and Restated Bye-laws.	8-K	001-37418	3.1	12/21/2017

10.1*+	License Agreement, dated as of July 9, 2018, by and between the Registrant and Benitec Biopharma Limited.

10.2*+	Amendment No. 1, dated July 23, 2018, to the License Agreement, dated as of July 9, 2018, by and between the Registrant and Benitec Biopharma Limited.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

AXOVANT SCIENCES LTD.

		By:	/s/ Gregory Weinhoff
Date:	November 7, 2018		Gregory Weinhoff (Duly Authorized Officer and Principal Financial Officer)