Form 10-K
period 2019-03-31
Axovant Gene Therapies Ltd.
filed 2019-06-11
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2019
 or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
Commission file number 001-37418

Axovant Gene Therapies Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1333697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1, 3rd Floor 11-12 St. James's Square London SW1Y 4LB, United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +44 203 997 8931

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Shares, par value $0.00001 per share	AXGT	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant at the end of the registrant's most recently completed second fiscal quarter ended September 30, 2018 was approximately $79,278,116 based on the last reported sale price of the common shares on The Nasdaq Global Select Market on September 28, 2018 of $19.36 per share.
The number of the Registrant’s common shares, $0.00001 par value per share, outstanding on June 7, 2019, was 22,779,891.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to its 2019 annual general meeting of shareholders (the "2019 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant intends to file the 2019 Proxy Statement within 120 days of the end of the fiscal year ended March 31, 2019. With the exception of the portions of the 2019 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

AXOVANT GENE THERAPIES LTD.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2019

PART I.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
The forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and timing of our ongoing development and potential commercialization of our product candidates;

•	our relationships under our license agreements;

•	the success of our interactions with the U.S. Food and Drug Administration ("FDA") and international regulatory authorities;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials, as well as subsequent portions or cohorts of our ongoing clinical trials;

•	the receipt of approvals or endorsements by data monitoring or other committees necessary for commencement or continuation of clinical trials;

•	the anticipated designs of our future clinical studies;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approval for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to identify and in-license or acquire additional product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	continued service of our executive officers or other key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	our anticipated future cash position;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies;

•	the success of competing therapies that are or may become available; and

•	our stated objective of building the world's leading gene therapy company for the treatment of neurological diseases.
We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the FDA and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, nonclinical studies and clinical trials and financial needs. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission ("SEC"). These risks are not exhaustive. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events.

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context otherwise requires, references in this report to "Axovant," the "Company," "we," "us," and "our" refer to Axovant Gene Therapies Ltd. and its subsidiaries.
Item 1.         Business
Overview
We are a clinical-stage company focused on developing innovative gene therapies for neurological diseases. We are developing a pipeline of innovative product candidates for the treatment of these debilitating diseases, including Parkinson’s disease, GM1 gangliosidosis, and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). We are dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need. We have assembled a portfolio of gene therapies in partnership with leading scientific institutions and have built a team with extensive experience in the gene therapy space. We will continue to build integrated internal development capabilities from product development through commercialization, with a focus on accelerating the pace of product development in the clinic. As part of our ongoing business strategy we continue to explore potential opportunities to acquire or license new product candidates as well as opportunities for partnership or collaboration on our existing products in development. Our vision is to build the world's leading gene therapy company for the treatment of neurological diseases by progressing our current programs and identifying, developing and commercializing other novel gene therapy treatments for neurological diseases.
Our Product Pipeline
The following table summarizes the status of our gene therapy development programs. Our wholly owned subsidiary, Axovant Sciences GmbH ("ASG"), holds global commercial rights to each of the following programs:

Gene Therapy Program	Clinical Indication	Development Stage

AXO-LENTI-PD	Parkinson's disease	Clinical

AXO-AAV-GM1	GM1 gangliosidosis	Clinical

AXO-AAV-GM2	GM2 gangliosidosis (including Tay-Sachs disease	Clinical
and Sandhoff disease)

In June 2019, we notified Benitec Biopharma Limited ("Benitec") of our intention to terminate the license and collaboration agreement, dated July 8, 2018, by and between ASG and Benitec (the "Benitec Agreement") in its entirety. The termination of the Benitec Agreement will be effective on September 3, 2019. We decided to terminate the Benitec Agreement following our decision to no longer pursue development of AXO-AAV-OPMD and related gene therapy candidates.
AXO-LENTI-PD Program
Overview
AXO-LENTI-PD is an in vivo lentiviral gene therapy investigational product candidate currently being developed as a potential one-time treatment of Parkinson’s disease. We licensed the worldwide development and commercialization rights to AXO-LENTI-PD (and its first-generation product candidate ProSavin®), from Oxford BioMedica (UK) Ltd. ("Oxford BioMedica"), under an exclusive license agreement (the "Oxford BioMedica Agreement") entered into in June 2018.
AXO-LENTI-PD delivers a construct of three genes that encode the critical enzymes required for the biochemical synthesis of dopamine from endogenous tyrosine. The three enzymes are: Tyrosine Hydroxylase ("TH"), the enzyme that converts tyrosine to levodopa ("L-dopa"), Cyclohydrolase 1 ("CH1"), the rate-limiting enzyme for synthesis of Tetrahydrobiopterin ("BH4"), a critical cofactor for production of L-dopa, and Aromatic L-Amino Acid Decarboxylase ("AADC"), the enzyme that converts L-dopa to dopamine. AXO-LENTI-PD is delivered by a one-time stereotactic guided infusion into the putamen. We believe that delivery of all three of these genes will enable the continuous, tonic, endogenous synthesis of dopamine in this region of the brain that is suffering from loss of dopaminergic innervation.
Dopamine deficiency plays a central role in Parkinson’s disease and we believe that restoring the ability to synthesize dopamine in patients will offer lasting improvement in the symptoms of Parkinson’s disease. Oxford BioMedica previously conducted a Phase 1/2 clinical study with ProSavin (also known as OXB-101), an earlier generation of our AXO-LENTI-PD product candidate. In this clinical trial, ProSavin was observed to have a favorable long-term safety profile and demonstrated effects on motor function for over six years, supporting proof-of-concept. AXO-LENTI-PD delivers a re-engineered transgene construct relative to ProSavin and has been demonstrated to increase dopamine production in nonclinical studies.

Parkinson’s Disease
Parkinson’s disease is a chronic neurodegenerative disorder that primarily results in progressive and debilitating motor symptoms. It is estimated that up to 1,000,000 people in the United States and 7,000,000 to 10,000,000 people worldwide suffer from Parkinson’s disease. It typically develops between the ages of 55 and 65 years and affects approximately 1% of people 60 years of age. The underlying factors that result in the development of Parkinson’s disease are largely unknown. However, Parkinson’s disease is a neurodegenerative disease that results in reduced levels of the neurotransmitter dopamine in the striatum, a region in the brain responsible for motor control. Dopamine is essential for movement, and low levels of dopamine in patients with Parkinson’s disease are believed to result in the typical motor symptoms of the disease, including hypo- and bradykinesia, rigidity, tremor, and postural instability.
The treatment of Parkinson’s disease is currently limited to symptomatic treatments, as no therapies have proven effective in altering the course of the disease or addressing the underlying pathophysiological processes. The mainstay of treatment typically involves the daily administration of oral L-dopa, the precursor to dopamine. While L-dopa is effective in controlling motor symptoms early in the disease, progressive loss of dopaminergic neurons and chronic L-dopa therapy are believed to contribute to the "wearing off" of L-dopa’s efficacy in the more advanced stages of the disease. Patients become increasingly less responsive to oral L-dopa therapy and require higher doses to manage their symptoms. More advanced Parkinson’s disease patients often begin to experience "on-off" motor fluctuations, characterized by unpredictable "OFF periods" of reduced mobility and increased rigidity and tremor. In addition, abnormal and involuntary movements known as dyskinesias may occur at higher L-dopa blood levels. Approximately 10% of patients per year develop "on-off" motor fluctuations after starting L-dopa therapy.
As Parkinson’s disease progresses, other therapies can be used in combination with L-dopa and include dopamine receptor agonists and inhibitors of enzymes related to dopamine metabolism, such as monoamine oxidase B ("MAO-B") and catechol O-methyl transferase ("COMT"). These therapies aim to further improve overall dopaminergic function. Patient-friendly treatment options for motor fluctuations in advanced Parkinson’s disease are limited. Subcutaneous injections of the dopamine agonist apomorphine are used for the acute treatment of OFF periods. Duopa/Duodopa is an enteral suspension of L-dopa and the peripheral AADC inhibitor carbidopa that is continuously administered over the course of the day through a surgically-placed percutaneous endoscopic gastrostomy with jejunal ("PEG-J") tube to reduce fluctuations in L-dopa blood levels. Deep-Brain Stimulation ("DBS"), a procedure in which electrodes are surgically placed in the basal ganglia, either in the subthalamic nucleus or internal globus pallidus, is another option in advanced Parkinson’s disease. Through an impulse generator, electrical stimuli are delivered to the brain to modulate neural signals within these target regions. It remains unclear exactly how DBS improves the symptoms of Parkinson’s disease. Both Duopa/Duodopa and DBS require indwelling hardware - a PEG-J tube, or electrodes, leads, and impulse generator - respectively.
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

Phase 1/2 Clinical Trial of ProSavin
ProSavin was evaluated for safety and efficacy in a Phase 1/2 study in patients with advanced Parkinson's disease by Oxford BioMedica. In this study, ProSavin was observed to be well-tolerated with sustained improvements on motor function as measured by the Unified Parkinson's Disease Rating Scale ("UPDRS") Part III (motor) score in the state "OFF" levodopa medication, which we refer to as UPDRS Part III "OFF." The Phase 1/2 clinical trial was conducted at sites in the United Kingdom and France on a total of 15 patients with advanced Parkinson's disease. Three dose levels of ProSavin were assessed in four patient cohorts: Low Dose: 1.9 × 107 transducing units ("TU") in Cohort 1 (n=3); Medium Dose: 4.0 × 107 TU in Cohorts 2a (n=3) and 2b (n=3); High Dose: 1.0 × 108 TU in Cohort 3 (n=6). Cohorts 2b and 3 underwent a modified delivery method to increase the rate of delivery of the viral vector. The primary endpoints were the number and severity of adverse events as well as the UPDRS Part III "OFF" scores at six months after gene therapy administration. No serious adverse events related to ProSavin or the surgical procedure were reported. Reported adverse events were generally mild and related to either Parkinson's disease progression or L-dopa-induced dyskinesias that were ameliorated with reduction of L-dopa administration. The most common adverse events in the first 12 months were dyskinesia (n=11 subjects), "on-off" motor fluctuations (n=9), headache (n=4), and akinesia (n=3).
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
SUNRISE-PD Phase 2 Clinical Trial of AXO-LENTI-PD
In the fourth quarter of 2018, we initiated the Phase 2 clinical trial of AXO-LENTI-PD, referred to as the SUNRISE-PD study, in the United Kingdom. The SUNRISE-PD study is currently enrolling patients in the United Kingdom, and we plan to file an investigational new drug application (“IND”) with the FDA in the second half of 2019 to support enrollment of patients in the United States.
The design of the SUNRISE-PD study consists of two parts, including a single arm dose-escalation portion studying multiple potential dose levels and a sham-controlled portion with patients randomized either to an active group receiving the optimal dose as determined in the first portion, or a control group receiving an imitation "sham" surgical procedure.
The SUNRISE-PD study is evaluating the safety and tolerability of AXO-LENTI-PD as well as assessing efficacy using clinical measures of motor function, patient diaries and biomarkers. We expect the primary endpoint of the double-blind, randomized, sham-controlled portion of the SUNRISE-PD study will be assessed at 12 months and may include data from Hauser patient diaries and the UPDRS Part III "OFF" scores and other measures being assessed in the study.
In March 2019, we reported three-month data from the first dose cohort in the open-label, dose-escalation portion of the SUNRISE-PD study. Cohort 1 consisted of two patients with advanced Parkinson's disease who received a one-time administration of the lowest dose of AXO-LENTI-PD (4.2 × 106 TU). AXO-LENTI-PD was observed to be generally well-tolerated in Cohort 1, with no serious adverse events reported at three months after administration.

Patients in Cohort 1 experienced an average improvement from baseline in UPDRS, Part III (motor) score, in the state "OFF" levodopa therapy, of 25 points at three months after administration of AXO-LENTI-PD, representing an average improvement of 42% from baseline. Individual patient improvements from baseline at three months of 14 points and 36 points were observed (from 58 to 44 and from 60 to 24, respectively). The UPDRS Part III "OFF" score is a physician-rated scale assessing motor function, ranging from zero to 108, with lower scores indicating improvement. The "OFF" score is assessed after patients are washed out of their oral levodopa therapy, thereby capturing the benefit of therapy without the potentially confounding effect of background medical treatment. The patients experienced an average improvement of 22 points from baseline on the UPDRS Part II (activities of daily living) "OFF" score, and an average improvement of 7 points from baseline on the UPDRS Part IV (complications of therapy) "OFF" score.
Additionally, patient recorded Hauser diaries were collected from the two patients in Cohort 1. Patient diaries are collected over two consecutive days prior to the study visit. The patient is required to complete the diary every 30 minutes which is normalized to a 16 hour wake time. At month three, on average, the patients experienced an improvement from baseline of ON time without dyskinesia of 2.1 hours, a reduction of 2.2 hours in ON time with non-troublesome dyskinesias, a reduction of ON time with troublesome dyskinesias of 1.3 hours, and an increase in OFF time of 1.6 hours. At month three, the average levodopa equivalent daily dose (LEDD) was decreased by 208 mg representing an average reduction of 19% from baseline. At month three, the average Parkinson’s Disease Questionnaire-39 (“PDQ-39”) Summary Index score for the patients in Cohort 1 improved to an average score of 31 points (a reduction of 19 points from baseline), which represents an approximate 37% improvement from baseline.
In June 2019, we reported six-month data from Cohort 1 in the open-label, dose-escalation portion of the SUNRISE-PD Phase 2 study. AXO-LENTI-PD was observed to be generally well tolerated, with no serious adverse events related to the product candidate or the procedure. At month six, the patients experienced an average improvement from baseline in UPDRS III (motor) score, in the state “OFF” levodopa therapy, of 17 points, representing an average improvement of 29% from baseline. Individual patient improvements from baseline at six months of 14 points and 20 points were observed (from 58 to 44 and from 60 to 40, respectively). The patients experienced an average improvement of approximately 20 points from baseline on the UPDRS Part II (activities of daily living) "OFF" score, and an average improvement of 3 points from baseline on the UPDRS Part IV (complications of therapy) "OFF" score.
In addition, at month six the patient recorded Hauser diaries showed, on average, the patients experienced an improvement from baseline of ON time without dyskinesia of 2.7 hours, a reduction of 2.4 hours in ON time with non-troublesome dyskinesias, a reduction of ON time with troublesome dyskinesias of 1.5 hours, and an increase in OFF time of 0.9 hours. At month six, the average LEDD was decreased by 233 mg for patients in Cohort 1. This represents an average reduction of 21% from baseline. At month six, the average PDQ-39 Summary Index score for the patients in Cohort 1 improved to 18 points (a reduction of 32 points from baseline), which represents an approximate 65% improvement from baseline.
We dosed the first patient in the second dose cohort of the SUNRISE-PD clinical study in April 2019 and expect to continue enrollment of patients through the third quarter of 2019. The dose being tested in Cohort 2 is 1.4×107 TU, which is three times higher than the dose used in Cohort 1. We plan to dose a total of up to six patients in Cohort 2, and we expect initial three-month data from Cohort 2 in the fourth quarter of 2019.
AXO-AAV Programs
Overview
We are developing two investigational gene therapy product candidates in our AXO-AAV program, AXO-AAV-GM1 and AXO-AAV-GM2. AXO-AAV-GM1 is being developed as a potential one-time disease modifying treatment for GM1 gangliosidosis and AXO-AAV-GM2 is being developed as a potential one-time disease modifying treatment for GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease).
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
AXO-AAV-GM1
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
AXO-AAV-GM1 is currently being evaluated with the first patient having been dosed in May 2019 under an IND overseen by the National Institutes of Health ("NIH"). We expect initial data from this clinical program in the second half of 2019 and expect continued enrollment of patients in this clinical program throughout 2019.
AXO-AAV-GM2
AXO-AAV-GM2 is an investigational gene therapy that we are developing as a potential one-time disease modifying treatment for GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). The AXO-AAV-GM2 program utilizes AAV vectors to deliver functional copies of both the hexosaminidase subunit alpha ("HEXA") gene and the hexosaminidase subunit beta ("HEXB") gene, with the goal of restoring normal beta-hexosaminidase A ("Hex A") enzyme function in the CNS. AXO-AAV-GM2 is administered directly to the brain and utilizes the neurotropic AAVrh.8 capsid. The HEXA and HEXB genes will be delivered in a 1:1 ratio using separate AAvrh.8 vectors. As part of the AXO AAV-GM2 program, we are also exploring a next-generation gene therapy that would utilize a bicistronic vector to deliver both the HEXA and HEXB genes in a single vector using the AAV9 capsid for systemic intravenous administration. We licensed exclusive worldwide rights for the development and commercialization of AXO-AAV-GM2 from the University of Massachusetts Medical School ("UMMS") in December 2018.
Administration of AXO-AAV-GM2 in the Sandhoff mouse model showed increases in Hex A enzyme, reductions of GM2 ganglioside in the brain, and improvements in motor coordination. Extension of survival was also observed in the Sandhoff mouse model, with increases in survival in a dose-dependent manner. The AXO-AAV-GM2 program utilizes AAV vectors to deliver functional copies of both the HEXA gene and the HEXB gene, with the goal of restoring normal Hex A enzyme function in the central nervous system. Patients with infantile Tay-Sachs disease, late-infantile or juvenile disease, and adult disease have been shown to have less than 0.1%, approximately 0.5%, and between 2% and 4% of normal Hex A activity, respectively. In addition, patients with infantile Tay-Sachs disease, late-infantile or juvenile disease, and adult disease have a median survival of three to four, 10 to 15, and over 18 years respectively. Hex A activity of between 5% and 10% or more of normal is believed to be compatible with a disease-free life. Restoration of Hex A activity to 0.5% of normal activity could represent a clinically meaningful effect.

AXO-AAV-GM2 is currently being evaluated with the first patient having been dosed in November 2018 under an investigator-initiated IND overseen by UMMS. In March 2019, we reported three-month data from the first patient, a 30-month-old with advanced infantile Tay-Sachs disease, who received a total dose of 1.0 × 1014 vg of AXO-AAV-GM2 administered into the cisterna magna (75% of vector) and lumbar spinal canal (25% of vector) only. Due to the patient's advanced disease, a co-delivered intrathalamic injection of AXO-AAV-GM2 was not administered. Future patients in the program, who are expected to be treated earlier in their disease course, will receive AXO-AAV-GM2 co-delivered into the thalamus bilaterally as well as into the cisterna magna and spinal canal.
Hex A activity was determined using the 4MUGS assay, the standard assay for assessing activity of the enzyme. At baseline, the patient's enzyme activity in the cerebrospinal fluid ("CSF") was 0.46% of normal. At three months, there was an apparent increase in enzyme activity in the CSF to 1.44% of normal, an increase surpassing the 0.5% threshold that could represent a clinically important effect. Serum Hex A enzyme activity was also increased from baseline (0.21% of normal) at all time points measured (0.45% of normal at three months) following administration of AXO-AAV-GM2. Additional independent assays and samplings demonstrated a reduction of approximately 25% in GM2 ganglioside from baseline in the cerebral spinal fluid ("CSF"). This suggests that the approximately 3-fold increase from baseline in β-Hexosaminidase A enzyme activity in the CSF is associated with a decrease in GM2 ganglioside, which accumulates in Tay-Sachs disease patients and is believed to cause disease progression.
AXO-AAV-GM2 was observed to be generally well-tolerated with no serious adverse events reported as of the three-month visit. No clinically relevant laboratory abnormalities were observed following treatment. The patient's clinical condition was stable from baseline to month three without clinical deterioration observed on neurological exam. In addition, there was no significant deterioration in the condition observed from pre-treatment magnetic resonance imaging ("MRI") of the brain at baseline to post-treatment MRI at month three.
We expect to enroll patients in a multi-subject clinical trial in the second half of 2019.
Our Key Agreements
Oxford BioMedica License Agreement
In June 2018, we, through our wholly owned subsidiary, ASG, entered into the Oxford BioMedica Agreement, pursuant to which we received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford BioMedica to develop and commercialize AXO-LENTI-PD and related gene therapy products for all diseases and conditions. In June 2018, as partial consideration for the license, we made an upfront payment to Oxford BioMedica of $30.0 million, $5.0 million of which was applied as a credit against the process development work and clinical supply that Oxford BioMedica is obligated to provide to us over the term of the Oxford BioMedica Agreement. Under the terms of the Oxford BioMedica Agreement, we could be obligated to make payments to Oxford BioMedica totaling up to $55.0 million upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones. We will also be obligated to pay Oxford BioMedica a tiered royalty from 7% to 10%, based on yearly aggregate net sales of the underlying gene therapy products, subject to specified reductions upon the occurrence of certain events as set forth in the Oxford BioMedica Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country.
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
Benitec Biopharma License and Collaboration Agreement
In July 2018, we, through our wholly owned subsidiary, ASG, entered into the Benitec Agreement, pursuant to which we received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (collectively, the "AXO-AAV-OPMD Program") for all diseases and conditions.

Under the Benitec Agreement, we also collaborated with Benitec on five additional research plans ("Collaboration Programs") for other genetic neurological or neuromuscular disorders using Benitec technologies. We received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize products arising from each Collaboration Program.
Under the terms of the Benitec Agreement, we made an upfront payment of $10.0 million. In addition, we would have been obligated to make payments to Benitec totaling up to (i) for the AXO-AAV-OPMD Program, $67.5 million upon the achievement of specified development and regulatory milestones and $120.0 million upon the achievement of specified sales milestones, and (ii) for each Collaboration Program, $33.5 million upon the achievement of specified development and regulatory milestones and $60.0 million upon the achievement of specified sales milestones. Benitec would have received 30% of net profits of our world-wide sales of products from the AXO-AAV-OPMD Program, subject to an agreed minimum amount for such payments. This profit-sharing payment was to be made for so long as we or our affiliates or sublicensees commercialize such products. We would have also paid Benitec a tiered royalty based on yearly aggregate net sales of products arising from each Collaboration Program, subject to specified reductions upon the occurrence of certain events as set forth in the Benitec Agreement. These royalties would have been required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or ten years after the first commercial sale of such product in such country.
Under the Benitec Agreement, Benitec performed certain research activities for each Collaboration Program and development and manufacturing activities for the AXO-AAV-OPMD Program, and we reimburse Benitec for its costs incurred, in accordance with an agreed-upon research and development plan and budget. We were solely responsible, at our expense, for all other activities related to the research, development and commercialization of products from the Collaboration Programs and the AXO-AAV-OPMD Program. The $10.0 million upfront nonrefundable payment paid to Benitec was recorded as research and development expense in our consolidated statements of operations during the year ended March 31, 2019. Additionally, we incurred $4.6 million of AXO-AAV-OPMD program-specific costs within research and development expenses in our consolidated statement of operations during the year ended March 31, 2019. During the year ended March 31, 2019, we paid a total of $12.1 million to Benitec, including the upfront nonrefundable payment.
In June 2019, we notified Benitec of our intention to terminate the Benitec Agreement in its entirety. The termination of the Benitec Agreement will be effective on September 3, 2019, the 90th day following the date of our notice of termination. Upon the effective date of the termination of the Benitec Agreement, all rights and licenses granted to us thereunder will cease, including our rights to AXO-AAV-OPMD, which was in preclinical development for the treatment of oculopharyngeal muscular dystrophy, and all other early-stage research collaboration programs. No termination penalties are to be incurred by us in connection with the termination of the Benitec Agreement.
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
Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
In October 2014, we and our wholly owned subsidiary, Axovant Sciences, Inc. ("ASI"), entered into a services agreement with Roivant Sciences, Inc. ("RSI"), a wholly owned subsidiary of RSL, pursuant to which RSI provides us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions. In February 2017, in connection with the contribution and assignment of all of our intellectual property rights to ASG, we amended and restated this services agreement effective as of December 13, 2016, as a result of which ASG was added as a recipient of services from RSI. In addition, ASG also entered into a separate services agreement with Roivant Sciences GmbH ("RSG"), a wholly owned subsidiary of RSL, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. Both services agreements were further amended and restated in June 2019. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us or ASG, including administrative and support services as well as research and development services. In addition, we are obligated to pay RSI and RSG for their services at a predetermined mark-up on the costs incurred directly by RSI and RSG in connection with any general and administrative and research and development services provided directly by RSI and RSG. Under the services agreement, RSI and RSG, respectively, as service providers, have agreed to indemnify us and each of our officers, employees and directors against all losses arising out of, due to or in connection with the provision of services (or the failure to provide services) under the applicable services agreement, subject to certain limitations set forth in the applicable services agreement. In addition, we have agreed to indemnify RSI and RSG, respectively, and their respective affiliates and officers, employees and directors against all losses arising out of, due to or in connection with the receipt of services under the applicable services agreement, subject to certain limitations set forth in the applicable services agreement. Such indemnification obligations will not exceed the payments made by us under the applicable services agreement for the specific service that allegedly caused or was related to the losses during the period in which such alleged losses were incurred. The term of each of the services agreements will continue until terminated upon 90 days’ written notice by any party with respect to the services such party provides or receives thereunder.
Under the services agreements, we incurred expenses of $5.1 million and $8.5 million and for the fiscal years ended March 31, 2019 and 2018, respectively, inclusive of the mark-up, which includes a portion of the expenses incurred by RSI and RSL on behalf of us that have been treated as capital contributions.
Manufacturing
We currently do not own or operate facilities for product manufacturing but work with third parties and our license partners to manufacture our program materials. We have hired experienced personnel and continue to build a team with gene therapy product formulation and manufacturing expertise.
For the AXO-LENTI-PD program, we rely on inventory transferred to us under the Oxford Biomedica Agreement to support our ongoing Phase 2 study. We anticipate that future clinical and commercial supply for the AXO-LENTI-PD program will be manufactured by Oxford BioMedica in accordance with separate clinical and commercial supply agreements. As set forth in the Oxford BioMedica Agreement, such clinical and commercial supply agreements will contain certain key provisions, including the pricing structure and our ability to transfer the technology to another manufacturer at any time following the completion of formal process characterization, process validation or BLA submission.
The UMMS Agreement provides that UMMS will supply material manufactured at Nationwide Children's Hospital to support the AXO-AAV-GM1 and AXO-AAV-GM2 Phase 1/2 clinical studies. We will evaluate manufacturers for the supply of material to support our remaining clinical studies and potential commercialization.
Manufacturing of any product candidate is subject to extensive regulations that impose various procedural and documentation requirements, which govern recordkeeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others.

Competition
We consider our most direct competitor with respect to AXO-LENTI-PD to be Voyager Therapeutics, which is developing VY-AADC, a gene therapy product candidate for the treatment of advanced Parkinson’s disease. VY-AADC delivers the AADC gene, one of the three genes contained in AXO-LENTI-PD, via an adeno-associated virus (an "AAV virus-based vector"). Voyager began a Phase 2 study in June 2018. Agilis Biotherapeutics, which was acquired by PTC Therapeutics, is developing AGIL-AADC, another AAV virus-based vector gene therapy that delivers the AADC gene, for the treatment of AADC deficiency, a rare disorder that involves loss of AADC gene function. In addition, DBS is approved for treating Parkinson’s disease and is marketed by multiple device manufacturers, including Medtronic, Abbott and Boston Scientific. DBS treatment involves permanent placement of hardware in the brain via stereotactic neurosurgery and may require follow-up adjustments or even invasive device replacements. Another surgical approach is Abbvie’s Duopa which is delivered via a port implanted in the abdominal wall. Further efforts are also underway to develop and commercialize new improved formulations of L-dopa, including Acorda’s Inbrija, for which an NDA was approved by the FDA in December 2018, and Mitsubishi Tanabe’s ND0612. Adjunct therapies are also being developed or have recently been approved to supplement L-dopa therapy, including Sunovion’s sublingual apopmorphine and Adamas Pharmaceuticals’ GoCovri. Several companies are also trying to develop other disease modifying therapies that could prevent the progression of Parkinson’s disease. Examples of these early stage efforts include Denali Therapeutics’ LRRK2 inhibitors and anti-alpha synuclein antibodies from Prothena/Roche and Biogen, as well as Prevail Therapeutics’ pipeline of AAV-based therapeutics targeting lysosomal dysfunction.
We are unaware of any directly competing commercialized product or clinical-stage product candidate with respect to either AXO-AAV-GM1 or AXO-AAV-GM2 other than LYS-GM101, a gene therapy product candidate being developed by Lysogene S.A., as well as a preclinical gene therapy program being developed by Passage Bio, each for the treatment of GM1 gangliosidosis.
Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will depend upon our ability to complete necessary clinical trials and regulatory approval processes, and effectively market any product that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, academic institutions and government agencies. The primary competitive factors that will affect the commercial success of any product candidate for which we may receive marketing approval include efficacy, safety and tolerability profile, dosing convenience, price, coverage and reimbursement. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing products that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.
Accordingly, our competitors may be more successful than us in obtaining regulatory approval for therapies and in achieving widespread market acceptance of their products. It is also possible that the development of a cure or more effective treatment method for Parkinson's disease, GM1 and GM2 by a competitor could render our product candidates non-competitive or obsolete or reduce the demand for our product candidates before we can recover our development and commercialization expenses.
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our current gene therapy product candidates, any of our future product candidates, novel discoveries, product development technologies and other know-how. Our commercial success also depends on our ability to operate without infringing on the proprietary rights of others and our ability to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, copyrights, know-how, continuing technological innovation and potential in-licensing and acquisition opportunities to develop and maintain our proprietary position.
While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the process of obtaining patents or changes to the patent law in the United States or elsewhere may provide sufficient basis for a competitor to challenge or avoid infringement of our patents. In addition, patents, if granted, expire and we cannot provide any assurance that any patents will be issued from our pending applications or any future applications or that any future issued patents will adequately protect our intellectual property or cover our product candidates.

Individual patents are valid for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal patent term in the countries in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted a term of 20 years from the earliest non-provisional filing date. In addition, in certain instances, a patent's term can be extended via Patent Term Adjustment ("PTA") to recapture a portion of the U.S. Patent and Trademark Office's (the "USPTO") delay in issuing the patent as well as via Patent Term Extension ("PTE") to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the PTE period can be applied to only one patent per approved product, cannot be longer than five years and the total patent term including the PTE period must not exceed 14 years following FDA approval of an NDA or BLA. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest non-provisional filing date. The actual protection afforded by a patent varies on a product by product basis, on a claim by claim basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. The patent term of a European patent is 20 years from its filing date; however, unlike in the United States, a European patent is not granted PTA for delays at the European Patent Office. However, the European Union does have a compensation program similar to the U.S.’s PTE called Supplementary Patent Certificate ("SPC") that would effectively extend patent protection for up to five years on one patent and the total patent term including the SPC must not exceed 15 years following the EMA granting of marketing authorization. Other major markets, including Japan, have similar patent term extension provisions and, if eligible, we intend to seek patent term extensions in those countries that have such programs.
In June 2018, we, through our wholly owned subsidiary, ASG, entered into the Oxford BioMedica Agreement with Oxford BioMedica. Pursuant to the Oxford BioMedica Agreement, we received from Oxford BioMedica a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford BioMedica to develop and commercialize certain lentiviral-based gene therapy products for all diseases and conditions. Oxford BioMedica is prohibited from granting licenses to third parties to develop, commercialize, or distribute such lentiviral-based gene therapy products. The licensed IP includes issued U.S. and foreign patents and pending U.S. and foreign patent applications that cover compositions of matter as well as methods of making and using AXO-LENTI-PD in major markets, including the United States, Japan, China, India, the United Kingdom, and Australia. These patents and applications, if issued, include patent families that expired starting at the end of 2018, with the projected last to expire in October of 2032 (not taking into account any PTA or PTE, which may potentially be obtained in the future). New patent application filings would provide patent coverage out to at least 2040, if a patent issues. A U.S. composition of matter patent relevant to AXO-LENTI-PD naturally expires in 2023 inclusive of PTA, and we expect an allowed application to issue as a patent that will expire in 2032 (not taking into account any PTA or PTE, which may potentially be obtained in the future). Depending on certain factors, the term of a patent covering an approved product may be extended by up to five years with PTE.
In December 2018, we, through our wholly owned subsidiary, ASG, entered into the UMMS Agreement with UMMS. Pursuant to the UMMS Agreement, we received from UMMS a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, and other intellectual property controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 for treatment of GM1 gangliosidosis and AXO-AAV-GM2 for treatment of GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). This license is exclusive with respect to patents and biological materials and non-exclusive with respect to know-how, and is subject to UMMS’ retained rights for academic research, teaching and non-commercial patient care purposes, as well as to certain pre-existing rights of the U.S. government. The licensed IP includes pending U.S. and foreign patent applications directed to compositions of matter as well as methods of using AXO-AAV-GM1 and/or AXO-AAV-GM2.
Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part by using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements and invention assignment agreements with selected partners and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed by our employees or through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidate(s) or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our gene therapy product candidate(s) may have an adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we believe we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority and/or inventorship of an invention.
Government Regulation
In the United States, pharmaceutical and biological products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDCA"), and the Public Health Service Act ("PHSA"). The FDCA, PHSA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
We cannot market a biological product, including gene therapy product candidates which are regulated as biologics, in the United States until the product candidate has received FDA approval. The steps required before a new biologic may be marketed in the United States generally include the following:

•	completion of extensive nonclinical laboratory tests, animal studies, and formulation studies in accordance with the FDA's Good Laboratory Practice ("GLP") regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice ("GCP") requirements to establish the safety and efficacy of the product for each proposed indication;

•	submission to the FDA of a BLA, in the case of biological product candidates including gene therapy product candidates, after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA inspection of sites involved in our clinical trials;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient ("API") and finished product are produced and tested to assess compliance with cGMPs; and

•	FDA review and approval of the BLA prior to any commercial marketing or sale of the product in the United States.
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

Clinical trials involve the administration of the investigational new biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, including GCP requirements, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol and subsequent protocol amendments must be submitted to the FDA as part of the IND.
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board ("IRB") for approval at each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.
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
Where a gene therapy study is conducted at, or sponsored by, institutions receiving funding from the NIH for recombinant DNA research, the NIH Guidelines for Research Involving Recombinant DNA Molecules ("NIH Guidelines") are mandatory, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. An institutional biosafety committee ("IBC"), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution, assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. Annual reporting of clinical trial data including safety information also is required.
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
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

After the completion of clinical trials of a biological product, FDA approval of a BLA, must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act ("PREA"), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.
Under the Prescription Drug User Fee Act, as amended ("PDUFA"), each BLA must be accompanied by a significant user fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The application also needs to be published and submitted in an electronic format that can be processed through the FDA’s electronic systems. If the electronic submission is not compatible with FDA’s systems, the BLA can be refused to file. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy ("REMS"), is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
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
We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as "off-label use"), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval or license revocation, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
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

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is "biosimilar to" or "interchangeable with" a previously approved biological product or "reference product." In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find that the biosimilar product can be expected to produce the same clinical results as the reference product and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. The BPCIA also requires a 180-day notice of commercial marketing. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed "interchangeable" by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
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
To obtain regulatory approval of an investigational biological product under European Union ("EU") regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The process for doing this depends, among other things, on the nature of the medicinal product.
The centralized procedure results in a single marketing authorization ("MAA") granted by the European Commission that is valid across the EEA (i.e., the European Union as well as Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated orphan medicines and (iv) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases. Therefore, the centralized procedure would be mandatory for the products we are developing.
The Committee for Advanced Therapies ("CAT") is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a marketing authorization application is submitted. The CAT’s opinion is then taken into account by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long-term efficacy and potential adverse reactions of ATMPs. Although these guidelines are not legally binding, we believe that our compliance with them is likely necessary to gain and maintain approval for any of our product candidates.

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
EU Orphan Medicinal Products
Products receiving orphan designation in the European Union can receive ten years of market exclusivity. During the ten-year market exclusivity period, the EMA cannot accept another application for a marketing authorization or grant a marketing authorization or accept an application to extend an existing marketing authorization, for the same therapeutic indication, in respect of a similar medicinal product. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
The criteria for designating an "orphan medicinal product" in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. The application for orphan drug designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MAA may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;

•	the applicant consents to a second orphan medicinal product application; or

•	the applicant cannot supply enough orphan medicinal product.
EU Pediatric Investigation Plan
In the EMA, MAAs for new medicinal products not authorized have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan ("PIP") agreed with the EMA’s Pediatric Committee ("PDCO"). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and trial results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension.
EU Post-Approval Controls
The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports ("PSURs").
All new MAAs must include a risk management plan ("RMP") describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
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
EU Pricing and Reimbursement
Governments influence the price of medicinal products in the European Union through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.
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
The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. At present, it is unclear if we would be considered a business associate subject to HIPAA based on our business activities and service offerings upon the commercialization of a product. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, certain state and foreign laws, regulations, standards and regulatory guidance govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.
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

Foreign Corrupt Practices Act
We are subject to the Foreign Corrupt Practices Act of 1977, as amended ("FCPA"). The FCPA prohibits U.S. companies and their representatives from processing, offering, or making payments of money or anything of value to foreign officials with the intent to obtain or retain business or seek a business advantage. In certain countries, the health care professionals we regularly interact with may meet the definition of a foreign government official for the purposes of the FCPA. Our international activities create the risk of unauthorized payments or offers of payments by our employees, consultants and agents, even though they may not always be subject to our control. We discourage these practices by our employees, consultants, and agents. However, our existing safeguards may prove to be less than effective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement activity by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of suppliers, vendor or other third-party relationships, termination of necessary licenses or permits, and legal or equitable sanctions. Other internal or governmental investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.
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
In particular, the Affordable Care Act has had, and is expected to continue to have, a significant impact on the healthcare industry. The Affordable Care Act was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the Affordable Care Act revises the definition of "average manufacturer price" ("AMP") for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. In January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare providers and entities, and a significant number of provisions are not yet, or have only recently become, effective.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the current administration to repeal or replace certain aspects of the Affordable Care Act. For example, since January 2017, the President has signed two Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act were signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act -mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole," and increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in the Medicare Part D program. There may be additional challenges and amendments to the Affordable Care Act in the future. The Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs.
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

Coverage and Reimbursement
Sales of our products, if and when approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government healthcare programs, private health insurers and managed care organizations. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of our product candidates, and those of any future product candidate, will therefore depend substantially on the extent to which the costs of our product candidates, and those of any future product candidate, will be paid by third-party payors. Additionally, the market for our product candidates, and those of any future product candidate, will depend significantly on access to third-party payors' formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic products can differ significantly from payor to payor. One third-party payor's decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will likely be a time-consuming process.
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
Employees
As of May 31, 2019, we had 57 full-time employees. Our and ASI's employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.
Corporate Information
We are an exempted limited company incorporated under the laws of Bermuda on October 31, 2014 under the name Roivant Neurosciences Ltd. We changed our name to Axovant Sciences Ltd. in March 2015 and to Axovant Gene Therapies Ltd. ("AGT") in March 2019. We have seven wholly owned subsidiaries. Axovant Holdings Limited, a direct wholly owned subsidiary of AGT, was incorporated in England and Wales in August 2016; Axovant Sciences, Inc., a direct wholly owned subsidiary of Axovant Holdings Limited, was incorporated in Delaware in February 2015; Axovant Sciences GmbH, a direct wholly owned subsidiary of Axovant Holdings Limited, was organized in Switzerland in August 2016; Axovant Sciences America, Inc., a direct wholly owned subsidiary of Axovant Holdings Limited, was incorporated in Delaware in July 2017; Axovant Treasury Holdings, Inc., a direct wholly owned subsidiary of Axovant Gene Therapies Ltd., was incorporated in Delaware in March 2018; Axovant Treasury, Inc., a direct wholly owned subsidiary of Axovant Treasury Holdings, Inc., was incorporated in Delaware in March 2018; and Axovant Sciences Europe Limited, a direct wholly owned subsidiary of Axovant Holdings Limited, was incorporated in Ireland in December 2018. Our principal executive office is located at Suite 1, 3rd Floor, 11-12 St. James's Square, London, United Kingdom SW1Y 4LB, and our telephone number is +44 203 997 8931. We also have business operations in Basel, Switzerland and New York, New York. Our common shares are currently listed on the Nasdaq Global Select Market under the symbol “AXGT.”

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

Item 1A.                                                Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common shares could decline. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. See the section of this report titled "Cautionary Note Regarding Forward-Looking Statements".
Risks Related to Our Business, Financial Position and Capital Requirements
We have a limited operating history and have never generated any product revenues.
We are a clinical-stage gene-therapy company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, raising capital, acquiring product candidates and advancing our product candidates into clinical development. We have not yet demonstrated an ability to successfully complete a registration-enabling pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
In addition, the failure of our clinical trials for, and the discontinuation of development of, intepirdine and nelotanserin has required us to reevaluate our business and led to dramatic shifts in our strategy and business plan. Our new strategy and business plan have not yet been proven and we may never be successful in developing or commercializing any of our gene therapy product candidates, including our newly licensed gene therapy product candidates, which remain in early stages of clinical development.
Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates and to obtain the necessary regulatory approvals for their commercialization. We have never been profitable, have not generated any revenue from product sales, and have no products approved for commercial sale.
Even if we receive regulatory approval for our product candidates, we do not know when those candidates will generate revenue, if at all. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully commence and complete clinical trials and obtain regulatory approval for the marketing of our gene therapy product candidates;

•	establish effective sales, marketing and distribution systems for our gene therapy product candidates;

•
add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;

•
initiate and continue relationships with third-party suppliers and manufacturers, including Oxford BioMedica (UK) Ltd. ("Oxford BioMedica"), Nationwide Children's Hospital and other third-party cGMP manufacturers, and have clinical and commercial quantities of our gene therapy product candidates manufactured at acceptable cost and quality levels;

•	attract and retain an experienced management and advisory team;

•	raise additional funds when needed and on terms acceptable to us;

•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others;

•	compete effectively with other biotechnology and gene therapy companies targeting neurological diseases; and

•	obtain, maintain, expand and protect necessary intellectual property rights.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA, European Medicines Agency ("EMA") Japan’s Pharmaceutical and Medical Devices Agency ("PMDA") or comparable regulatory authorities in other countries, to perform studies or clinical trials in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with their commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.
We are in the process of implementing a business plan that may continue to evolve as we integrate our newly licensed gene therapy product candidates. Our business plan may lead to the initiation of one or more development programs, the discontinuation of one or more development programs, or the execution of one or more transactions that you do not agree with or that you do not perceive as favorable to your investment.
Throughout 2018, we undertook a process of reviewing our strategic alternatives following the discontinuation of further development of our former product candidates, including identifying potential business development opportunities. In June 2018, we announced that we received from Oxford BioMedica a worldwide exclusive license to develop and commercialize AXO-LENTI-PD and its predecessor product candidate ProSavin and related gene therapy products. In July 2018, we announced that we received from Benitec a worldwide exclusive license to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products. In December 2018, we announced that we had received from UMMS a worldwide exclusive license to develop and commercialize gene therapy product candidates AXO-AAV-GM1 and AXO-AAV-GM2. We initially plan to pursue a strategy to leverage our clinical experience and expertise to pursue the clinical development and regulatory approval of our product candidates. As part of our ongoing business strategy, we continue to explore potential opportunities to acquire or license new product candidates and to collaborate on our existing products in development.
We cannot be certain that our newly licensed product candidates will be successfully developed, or that the early clinical trial results of these product candidates will be predictive of future clinical trial results. For example, in June 2019, we decided to terminate the Benitec Agreement following our decision to no longer pursue development of AXO-AAV-OPMD and related gene therapy product candidates. In addition, we have limited data from small, uncontrolled clinical trials, performed by or on behalf of Oxford BioMedica, regarding the safety and tolerability of ProSavin, as the predecessor product candidate to AXO-LENTI-PD, in patients with advanced Parkinson’s disease, as well as nonclinical in vitro experiments with AXO-LENTI-PD. Prior ProSavin trials were not powered to demonstrate the efficacy of the therapy with statistical significance. Given the information above, these trials could be underpowered to demonstrate a potential clinical benefit for AXO-LENTI-PD in these indications.
This business plan requires us to be successful in a number of challenging, uncertain and risky activities, including pursuing development of our newly licensed gene therapy product candidates in indications for which we have limited or no human clinical data, designing and executing a nonclinical and/or clinical development program for our newly licensed product candidates, building internal or outsourced gene therapy capabilities, converting early stage gene therapy research efforts into clinical development opportunities, identifying additional promising new assets for development that are available for acquisition or in-license and that fit our strategic focus and identifying potential partners to collaborate on our products. We may not be successful at one or more of the activities required for us to execute this business plan. In addition, we are also continuing to consider other strategic alternatives, such as mergers, acquisitions, divestitures, joint ventures, partnerships and collaborations. We cannot be sure when or if any type of transaction will result. Even if we pursue a transaction, such transaction may not be consistent with our shareholders’ expectations or may not ultimately be favorable for our shareholders, either in the shorter or longer term.
Our growth prospects and the future value of our company are primarily dependent on the progress of our ongoing and planned clinical development programs for our product candidates as well as the outcome of our ongoing business development efforts and pipeline expansion activities, together with the amount of our remaining available cash. The development of our product candidates and the outcome of our ongoing business development efforts and pipeline expansion activities are highly uncertain.
We expect to continue to reassess and make changes to our existing development programs and pipeline expansion strategy. Our plans for our development programs may be affected by the results of competitors’ clinical trials of product candidates addressing our current target indications, and our business development efforts and pipeline expansion activities may also be affected by the results of competitors' ongoing research and development efforts. We may modify, expand or terminate some or all of our development programs, clinical trials or collaborative research programs at any time as a result of new competitive information or as the result of changes to our product pipeline or business development strategy.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
Investment in pharmaceutical and biological product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable.  We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of our product candidates. Our product candidates have not been approved for marketing in the United States or any other jurisdiction, and we may never receive any such approvals. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to produce revenue and achieve profitability is dependent on our ability to complete the development of our newly licensed product candidates, obtain necessary regulatory approvals, and have our product candidates manufactured and successfully marketed and commercialized. We cannot assure you that we will be profitable even if we successfully commercialize our product candidates. If we do successfully obtain regulatory approval to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates and whether we own the commercial rights for that territory. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.
We expect our research and development expenses to be significant as we develop our gene therapy product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.
Our independent registered public accounting firm has issued a going concern opinion on our consolidated financial statements for the one-year period following the date that the accompanying consolidated financial statements for the year ended March 31, 2019 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern. We will need to raise additional capital when needed, or adjust our operational plans to continue as a going concern. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all.
We may not be successful in our efforts to identify and acquire additional gene therapy product candidates, or to enter into collaborations or strategic alliances for the development and commercialization of any such future product candidates.
Part of our strategy involves the business development activities of identifying and acquiring novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

•	pre-clinical and early clinical results of any product candidates we acquire may not be predictive of future clinical results;

•
potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance; or

•	potential product candidates may not be effective in treating their targeted diseases.

In addition, the process of identifying and acquiring product candidates is highly competitive, and our ability to compete successfully is impacted by the fact that many of the companies with which we compete for these candidates have significantly greater experience, development and commercialization capabilities, name recognition and financial and human resources than we do. Further, our business development efforts are led by our senior executive officers and other management team members and would be significantly impaired if we were to lose the services of any of these executives. The time and resources spent on business development activities may also distract management's attention from our other development and business activities. Even if we are successful in identifying and acquiring additional product candidates, we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. If we are unable to identify and acquire suitable product candidates for clinical development, this could adversely impact our business strategy, our financial position and share price.
We may also decide to collaborate with other pharmaceutical companies for the development and potential commercialization of our product candidates in the United States or other countries or territories of the world. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.
We are heavily dependent on the success of our gene therapy product candidates, which are still in early stages of clinical or preclinical development. If we are unable to successfully develop and commercialize any of our product candidates, our business will be harmed.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of our newly licensed gene therapy product candidates, all of which are in the early stages of clinical development. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates. We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates are and will remain subject to extensive regulation by the FDA, the EMA, the PMDA and other comparable regulatory authorities that each have differing regulations. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approvals from the FDA or comparable regulatory authorities in other countries. We have not submitted marketing applications to the FDA or foreign regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining marketing approval is a lengthy, expensive and inherently uncertain process, and regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:

•	we may not be able to demonstrate that a product candidate is safe and effective as a treatment for our targeted indications to the satisfaction of the applicable regulatory authorities;

•
our BLA or other key regulatory filings may be delayed or rejected due to issues, including those related to product quality and manufacturing, timing of results from supporting studies, database lock and data transfer;

•
the regulatory authorities may require additional nonclinical studies or clinical studies of the product candidate in Parkinson’s disease or other indications, which would increase our costs and prolong our development;

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
In February 2017, we and our subsidiaries entered into a loan and security agreement, as amended in May and September 2017 (the "Loan Agreement"), with Hercules Capital, Inc. ("Hercules"). The Loan Agreement is secured by substantially all of our property and that of our subsidiaries that are parties to the Loan Agreement, other than intellectual property.
The Loan Agreement subjects us and our subsidiaries to various affirmative and restrictive covenants, including a covenant to maintain a minimum cash balance currently equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement, a covenant against the occurrence of a "change in control," financial reporting obligations, and certain limitations on the incurrence of indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders. For example, if we fail to meet our minimum cash covenant and we are unable to raise additional funds or obtain a waiver or other amendment to the Loan Agreement, we may be required to delay, limit, reduce or terminate certain of our clinical development efforts.
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
We are currently in the clinical stage of operations and have not yet achieved profitability. We expect to continue to incur significant operating and net losses, as well as negative cash flows, for the foreseeable future as we continue to develop our gene therapy product candidates and prepare for potential future regulatory approvals and commercialization of our products. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for at least one of our gene therapy product candidates. Our current cash and cash equivalents balance will also not be sufficient to complete all necessary development activities and commercially launch our products.
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
As of March 31, 2019, our cash and cash equivalents totaled $107.0 million and our accumulated deficit was $686.0 million. For the years ended March 31, 2019 and 2018, we incurred net losses of $129.1 million and $221.6 million, respectively. As of March 31, 2019, we had aggregate net interest-bearing indebtedness of $44.2 million, of which $21.2 million was due within one year. We also had $22.3 million of other non-interest-bearing current liabilities due within one year. Our Loan Agreement with Hercules requires that we maintain a minimum cash balance currently equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement. We anticipate that our current cash and cash equivalents balance will not be sufficient to maintain compliance with the minimum liquidity financial covenant under the Loan Agreement beyond the one-year period following the date that the accompanying consolidated financial statements were issued if the Loan Agreement is not amended or an additional financing is not completed. Failure to meet this minimum covenant would be considered an event of default under the Loan Agreement and could result in the acceleration of our existing indebtedness.
To continue as a going concern, we will need, among other things, to raise additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and due to these uncertainties, there is substantial doubt about our ability to continue as going concern.
Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve additional restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, including pursuant to our "shelf" registration statement filed with the U.S. Securities and Exchange Commission (the "SEC"), our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Additional debt financing or preferred equity financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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
We may be required to make significant payments to third parties under the agreements pursuant to which we acquired our gene therapy product candidates.
Under our agreements with Oxford BioMedica and UMMS, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and payments based on product sales, as well as other material obligations. Some of these milestones require us to make payments prior to generating any product sales. We may not have sufficient funds available to meet our obligations at such time as any of these payments become due, in which case our development efforts would be harmed. Further, failure to make these payments or to meet our other material obligations may result in our counterparties pursuing various remedies under those agreements that could harm our operations.
We currently rely in part on services provided by Roivant Sciences, Inc. and Roivant Sciences GmbH.
We previously entered into Services Agreements with RSI and RSG, wholly owned subsidiaries of RSL, pursuant to which RSI and RSG provide certain services to us. The RSI or RSG personnel and support staff who provide services to us under these Services Agreements are not required to treat management and administration of our business as their primary responsibility or act exclusively for us, and we do not expect them to do so. Under the Services Agreements, RSI and RSG have the discretion to determine who, among their employees, will perform services for us. RSI and RSG have limited resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage services provided to us, the operations of our business may be adversely affected. We have replaced most of the services previously provided by RSI and RSG with our own internally developed capabilities or external professional service providers. Consequently, the level of support we receive from RSI and RSG has decreased substantially and is expected to continue to decrease as we further assume activities from RSL. If we are unable to fully integrate the internal capabilities or further develop capabilities to replace the services currently provided by RSI or RSG or fail to do so in a timely and effective manner, the operations of our business would be adversely affected.
We may not be able to manage our business effectively if we are unable to attract and retain key personnel. In addition, if we are unable to effectively transition and integrate our new executive officers, our business and financial performance could be adversely affected.
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
Several members of our senior management team are relatively new to us. Our financial performance will depend in significant part on our senior management team and key employees, including new members of management with expertise in the gene therapy development field. In addition, recent corporate restructurings may have impacted employee morale and led, and may continue to lead, to higher rates of voluntary attrition compared to prior years. We are highly dependent on the skills and leadership of our management team. Our senior management and key employees may terminate their position with us at any time.
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
Our computer systems, as well as those of various third parties on which we rely, or may rely on in the future, including RSL and its affiliates, our CROs and other contractors, consultants, and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We have experienced phishing attacks in the past, which have not had a material impact on our operations, however, we may in the future experience material system failures or security breaches that could cause interruptions in our operations or result in a material disruption of our development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.
Operation of our business internationally exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business in various jurisdictions globally.
Our business strategy includes establishing and maintaining operations and certain key third party arrangements in various jurisdictions around the world. Doing business internationally involves a number of risks, including:

•
multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;

•	difficulties in managing foreign operations;

•	unexpected changes in tariffs or trade barriers;

•	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	reduced protection for intellectual property rights;

•	reduced protection of contractual rights in the event of bankruptcy or insolvency of the other contracting party;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

•
failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation ("GDPR"); and

•
failure to comply with the United Kingdom Bribery Act 2010 ("UK Bribery Act") and similar anti-bribery and anti-corruption laws in other jurisdictions, and the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, including by failing to maintain accurate information and control over sales and distributors’ activities.

Any of these risks, if encountered, could significantly harm our current or future international operations and, consequently, negatively impact our financial condition, results of operations and cash flows.

Legal, political, and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union are a source of instability and uncertainty.
The United Kingdom held a referendum on June 23, 2016 to determine whether the United Kingdom should leave the European Union, or remain as a member state, the outcome of which was in favor of leaving the European Union, which is commonly referred to as Brexit. Under Article 50 of the 2009 Lisbon Treaty, the United Kingdom will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave under Article 50, unless the European Council (together with the United Kingdom) unanimously decides to extend this period. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union. In April 2019, the European Council and the United Kingdom agreed to extend the deadline by which they must agree to a withdrawal agreement to October 31, 2019. It is unclear whether they will successfully reach an agreement prior to that date, and it currently appears likely that Brexit will continue to involve a process of lengthy negotiations between the United Kingdom and EU members states to determine the future terms of the United Kingdom's relationship with the EU.
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
The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, the United Kingdom ("UK") held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. This is particularly the case if the UK and the EU do not reach agreement on how the UK will exit the EU, commonly referred to as a “hard Brexit.” The UK’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.
Brexit could result in the UK or the EU significantly altering its regulations affecting the clearance or approval of our product candidates that are manufactured or developed in the UK. For example, we anticipate that Oxford Biomedica, which is based in the UK, will continue to provide clinical and commercial supply for our AXO-Lenti-PD program. Brexit could affect the clearance or timing of the release of our clinical trial materials out of the UK. Any such delays could result in our clinical study sites outside of the UK not having sufficient clinical trial materials and could adversely affect the timing and completion of our clinical trials.
Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. In addition, the announcement of Brexit and the withdrawal of the UK from the EU have had and may continue to have, particularly in the case of a hard Brexit, a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

Use of social media platforms presents new risks.
We believe that our potential patient population is active on social media. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product candidate, which could result in reporting obligations. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our product candidates on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
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
The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we are not successful in defending ourselves against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would harm our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could harm our business.
If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.
We are subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act (“CCPA”) which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
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
It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit has created uncertainty with regard to data protection regulation in the UK. In particular, it is unclear whether, post Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Risks Related to Clinical Development, Regulatory Approval and Commercialization
Clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.
Our gene therapy product candidates are still in development and will require extensive clinical testing before we are prepared to submit an application for marketing approval to regulatory authorities. We cannot predict with any certainty if or when we might submit any such application for regulatory approval for our product candidates or whether any such application will be approved by the applicable regulatory authority in our target markets. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, regulatory authorities may not agree with our proposed endpoints for any clinical trials of our gene therapy product candidates, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and the results of smaller nonclinical or early clinical trials therefore may not be predictive of the results of large scale or later-stage clinical programs. For example, in January 2018, we announced that intepirdine did not meet its primary efficacy endpoints in the Phase 2b HEADWAY and pilot Phase 2 Gait and Balance studies. In light of the data from these studies, as well as data from the September 2017 MINDSET readout, we discontinued our intepirdine program. Further, in December 2018, we announced that nelotanserin did not meet its primary efficacy endpoint in its Phase 2 clinical study, and we discontinued further clinical development of nelotanserin. Likewise, there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results. A number of companies in the biopharmaceutical industry, and especially in the neurology field, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and in the regulatory approval process. For example, in August 2017, Acorda Therapeutics received a refusal to file letter from the FDA regarding its NDA for INBRIJA, an investigational treatment for symptoms of OFF episodes in patients with Parkinson’s disease taking a carbidopa/levodopa regimen.
All of our gene therapy product candidates are in early stages of development. The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. The clinical trials conducted to date for our gene therapy product candidates have involved a small number of patients, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials.
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

•
failure to manufacture or obtain supply of sufficient quantities of a gene therapy product candidate or placebo or failure to obtain sufficient quantities of concomitant medication for use in clinical trials;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical and other applicable protocols;

•	failure to establish sufficient number of clinical trial sites; or

•	clinical sites or others deviating from trial protocol, inappropriately unblinding results, or dropping out of a trial.

Further, by way of example, we, a regulatory agency or an institutional review board ("IRB") at a clinical trial site may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice ("cGCP") regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our gene therapy product candidates could be harmed, and our ability to generate revenues may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a drop in our share price, slow down the approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the applicable regulatory agency, which may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The applicable regulatory agency may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the applicable regulatory agency and may ultimately lead to the denial of marketing approval of one or more of our gene therapy product candidates.
In addition, we acquired worldwide rights to our gene therapy product candidates and were not involved in their development prior to such acquisitions. Any difficulties we experience in transitioning and integrating such gene therapy product candidates into our operations may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary materials, information, reports and data from third parties in a timely manner. More particularly, we have had no involvement with or control over the nonclinical and clinical development of our gene therapy product candidates prior to acquiring the rights to them. We are dependent on our predecessors including Oxford BioMedica and UMMS, having conducted such research and development in accordance with the applicable protocols, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the gene therapy product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. In addition, we have limited data regarding the safety, tolerability and efficacy of our gene therapy product candidates and their potential indications, and we have not previously conducted development activities for a biological product candidate. Problems related to our predecessors, including UMMS and Oxford BioMedica, and our limited available data for our gene therapy product candidates could result in increased costs and delays in the development of our gene therapy product candidates, which could adversely affect our ability to generate future revenues.
Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim “top-line” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the effectiveness of our patient recruitment efforts, the existing body of safety and efficacy data with respect to the study candidate, the perceived risks and benefits of gene therapy approaches for the treatment of neurological diseases, the number and nature of competing existing treatments for our target indications, the number and nature of ongoing trials for other product candidates in development for our target indications, perceived risk of the delivery procedure, patients with pre-existing conditions that preclude their participation in any trial, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, the negative results we have reported in clinical trials to date and any other negative results we may report in clinical trials of any of our gene therapy product candidates in the future may make it difficult or impossible to recruit and retain patients in other clinical trials of those gene therapy product candidates. Similarly, negative results reported by our competitors about their product candidates may negatively affect patient recruitment in our clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our gene therapy product candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to control their actual performance.
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
Drug development, particularly in the gene therapy field, is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists in the neurology field, particularly for the treatment of Parkinson's disease, there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these diseases. Further, it is likely that additional therapies will become available in the future for the treatment of our target indications.
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
We will face competition from other drugs or from other non-drug products currently approved or that will be approved in the future in the neurology field, including for the treatment of Parkinson’s disease. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize products that are superior to other products in the market;

•	demonstrate through our clinical trials that our gene therapy product candidates are differentiated from existing and future therapies;

•	attract qualified scientific, product development and commercial personnel;

•	obtain patent or other proprietary protection for our medicines;

•	obtain required regulatory approvals;

•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.
The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any gene therapy product candidate we develop. The inability to compete with existing or subsequently introduced products would have an adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our gene therapy product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving regulatory and marketing approval for or commercializing therapies before we do, which would have an adverse impact on our business and results of operations.
If we are not able to obtain required regulatory approvals, we will not be able to commercialize our gene therapy product candidates, and our ability to generate revenue will be materially impaired.
The activities associated with the development and commercialization of our gene therapy product candidates, including their design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA, the PMDA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our gene therapy product candidates will prevent us from commercializing them.
We have not received approval from regulatory authorities to market any gene therapy product candidate in any jurisdiction, and we will need to complete pivotal clinical trials successfully for our gene therapy product candidates before we can submit any application for regulatory approval. It is possible that our gene therapy product candidates in the future will never obtain the appropriate regulatory approvals necessary for us to commence product sales.
We expect to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information for our gene therapy product candidates to regulatory authorities for each therapeutic indication to establish safety and efficacy of the gene therapy product candidate for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our gene therapy product candidates and generate product revenues.
Our gene therapy product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
Adverse events caused by our gene therapy product candidates or that of adjuncts could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical trials for our gene therapy product candidates or any future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted. The laws and regulations governing controlled substances could limit commercialization of our gene therapy product candidates, and failure to comply with those laws and regulations could also result in adverse regulatory, legal, and operational consequences.
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

In addition to side effects that may be caused by gene therapy product candidates, the administration process or related procedures also can cause adverse side effects. For example, integration of AAV DNA into the host cell's genome has been reported to occur. Further, our AAV delivery systems for AXO-AAV-GM1 and AXO-AAV-GM2 have not been validated in human clinical trials previously, and if such delivery systems do not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of AXO-AAV-GM1 or AXO-AAV-GM2.
If additional clinical experience indicates that any of our gene therapy product candidates has side effects or causes serious or life-threatening side effects, the development of the gene therapy product candidate may fail or be delayed, or, if the gene therapy product candidate has received regulatory approval, such approval may be revoked or limited.
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
Any of these events could prevent us from achieving or maintaining market acceptance of the affected gene therapy product candidate and could substantially increase the costs of commercializing our gene therapy product candidates.
Our AAV-based gene therapy product candidates and our lentiviral-based gene therapy product candidate are based on new gene transfer technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.
The use of gene therapy in the treatment of GM1 gangliosidosis, GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease) and Parkinson’s disease is new. We may experience problems or delays in developing new gene therapy product candidates and such problems or delays may cause unanticipated costs, and such development problems may not be solvable. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process for our gene therapy product candidates from their current manufacturers, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.
In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has only approved a small number of product candidates, including Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia, Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin lymphoma, Luxturna by Spark Therapeutics, Inc. for patients with an inherited form of vision loss, and Zolgensma by Novartis International AG, for children less than 2 years old with spinal muscular atrophy. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene therapy product candidates in either the United States, or other major markets or how long it will take to commercialize our gene therapy product candidates, if any are approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.
Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research ("CBER") to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. If we were to engage an NIH-funded institution, to conduct a clinical trial, that institution’s institutional biosafety committee as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our gene therapy product candidates. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

The FDA, NIH and the EMA have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our gene therapy product candidates.
These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our gene therapy product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our gene therapy product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.
Even if we obtain FDA approval for our gene therapy product candidates in the United States, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, the EMA, the PMDA and other comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and cGCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying labels for such products may limit the approved use of the product, which could limit sales.

Regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. These authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. We will be subject to stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA or PHSA in the United States, and other comparable regulations in foreign jurisdictions, relating to the promotion of prescription drugs may lead to enforcement actions and investigations alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.
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
Government regulations may change, and additional government regulations may be enacted, either of which could prevent, limit or delay regulatory approval of our product candidates or any future product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.
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
Gene therapy remains a novel technology, with only a limited number of gene therapy products approved to date. Public perception may be influenced by claims that gene therapy is unsafe, unethical or immoral, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon the comfort level of physicians to prescribe our product candidates, in lieu of, or in addition to, existing or standard treatments they are already familiar with and for which greater clinical data may be available.
More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our gene therapy product candidates. Earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in such trials using earlier generation vectors. For example, a public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy trial of research subjects with ornithine transcarbamylase ("OTC") deficiency, a rare disorder in which the liver lacks a functional copy of the OTC gene. The death of the trial subject was due to complications of adenovirus vector administration. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes, and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If our vectors demonstrate a similar effect we may decide or be required to halt or delay further clinical development of our AAV-based product candidates. Adverse events in our clinical studies, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), or adverse events in other lentiviral gene therapy trials, and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
Increasing demand for compassionate use or expanded access of our unapproved therapies could negatively affect our reputation and harm our business.
We are developing our product candidates for life-threatening illnesses for which there are currently limited to no available therapeutic options. It is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide our product candidates under an expanded access corporate policy, our reputation may be negatively affected and our business may be harmed.
Recent media attention to individual patients’ expanded access requests has resulted in the introduction of legislation at the local and national level referred to as “Right to Try” laws, such as the Right to Try Act, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future.
A possible consequence of both activism and legislation in this area is the need for us to initiate an unanticipated expanded access program or to make our product candidates more widely available sooner than anticipated. We are a small company with limited resources and unanticipated trials or access programs could result in diversion of resources from our primary goals.

In addition, some patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of our product candidates if we were to provide them to these patients in accordance with our expanded access corporate policy, which could cause significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business. If we were to provide patients with our product candidates under an expanded access program, we may in the future need to restructure or pause ongoing compassionate use and/or expanded access programs in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of our product candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.
If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates, even if approved.
We do not have an infrastructure for the sales, marketing or distribution of our product candidates should they be approved, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services and obtain requisite licenses. To achieve commercial success for any product for which we have obtained marketing approval, we will need a sales and marketing organization.
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
Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe any drugs;

•	the inability to negotiate with payors regarding reimbursement for our products; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations.
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

•
the federal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making, or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, as well as state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even the mere issuance of a subpoena or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our share price, and other harm to our business, financial condition and results of operations.
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
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "Affordable Care Act") was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to our product candidates are the following:

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

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs in certain states;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a licensure framework for follow on biologic products;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which has not yet fully occurred. For example, in January 2016, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the "average manufacturer price" is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Further, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Since January 2017, the President of the United States has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services has concluded that cost-sharing reduction ("CSR") payments to insurance companies required under the Affordable Care Act have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. While Congress is considering legislation to appropriate funds for CSR payments, the future of that legislation is uncertain. Moreover, in July 2018, the Centers for Medicare and Medicaid Services published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress will likely consider other legislation to replace elements of the Affordable Care Act. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. While the current administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. The Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. See "Item 1. Business-Government Regulation."

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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs and reform government program reimbursement methodologies for drugs. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, the President of the United States laid out his administration’s "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and on January 31, 2019, the HHS Office Inspector General proposed modifications to the U.S. federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Additionally, CMS issued a final rule, effective on July 9, 2019, that requires direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. Congress and the U.S. presidential administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future drugs profitably. There can be no assurance that our product candidates, if approved, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidate profitably, if approved for sale.
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
Under the Oxford BioMedica Agreement, Oxford BioMedica will manufacture and supply the AXO-LENTI-PD in accordance with separate clinical and commercial supply agreements, which will be negotiated between us and Oxford BioMedica. The Oxford BioMedica Agreement contains certain key provisions of the clinical and commercial supply agreements, including pricing structure and our ability to transfer the technology to another manufacturer at any time following the completion of formal process characterization, process validation or BLA submission. The UMMS Agreement provides that UMMS will supply material manufactured at Nationwide Children's Hospital to support the AXO-AAV-GM1 and AXO-AAV-GM2 Phase 1/2 clinical studies.

The process for manufacturing gene therapy products is more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy product such as ours generally cannot be fully characterized. Although we may establish our own manufacturing facility or use that of a third-party contract manufacturer to support a commercial launch of our gene therapy product candidates, if approved, the timeframe for us to obtain approval for such facility or qualify such third-party contract manufacturer and ensure that all processes, methods and equipment are compliant with cGMP requirements is uncertain. In addition, our ability to receive damages from our CROs in connection with such failures is generally contractually limited.
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
Our product candidates are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of our product candidates, subjects us to manufacturing risks for these product candidates. If supply from a manufacturing facility is interrupted, there could be a significant disruption in supply of our product candidates. If we are unable to engage other manufacturers or suppliers, we may not be able to enter into arrangements with them on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates.

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
We intend to rely on CROs and nonclinical and clinical trial sites to ensure the proper and timely conduct of our nonclinical studies and our clinical trials, and we expect to have limited influence over their actual performance. In addition, pursuant to our agreements with Oxford BioMedica and UMMS, we may rely on their respective employees for certain services in connection with the transition of the respective gene therapy product candidates to us. We do not have complete control over those employees or their execution of services provided to us, and these employees may not perform such services in a timely or satisfactory manner, which could harm our business and development programs.
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
We and our CROs will be required to comply with Good laboratory practices and cGCPs, which are regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development. The regulatory authorities enforce cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we may rely on CROs to conduct our GLP-compliant preclinical studies and GCP-compliant clinical trials, we will remain responsible for ensuring that each of our GLP preclinical studies and GCP clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies.
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
We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our current and future development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries for our current gene therapy product candidates and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our current and future product development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
The patent applications we have in-licensed or own cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such application(s). Our in-licensed and/or owned patent applications may fail to result in issued patents with claims that cover our current product candidates or other gene therapy product candidates in the United States or in foreign countries. Our in-licensed and owned patent portfolio alone may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current product candidates or any future product candidates in the United States or in other foreign countries. We may also inadvertently make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our in-licensed or owned patents which may result in such patents being narrowed, invalidated, or held unenforceable. The patents and patent applications that we own or in-license may fail to result in issued patents with claims that cover our current product candidates or any future product candidates in the United States or in other foreign countries.
The patent rights that we own or have licensed relating to our product candidates may be limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. For our current product candidates or future product candidates for which we do not hold or do not obtain composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any other patents, such as method patents, that we may hold or obtain rights to. Method patents only protect the product when used or sold for the specified method. However, this type of patent protection does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of the patented method, or for which there is a substantial use in commerce outside the patented method.

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
Patent reform legislation could increase uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act made a number of significant changes to United States patent laws. These include provisions that affect the way patent applications are prosecuted and challenged at the U.S. Patent and Trademark Office ("USPTO") and may also affect patent litigation. The USPTO has developed and continues to develop new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act, subsequent rulemaking, and judicial interpretation of the Leahy-Smith Act and regulations will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement and/or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.
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
The inventorship and/or ownership rights for patents or patent applications we own or in-license may be challenged by third parties. Such challenges could result in loss of exclusive rights to such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products or require us to obtain a license from such third parties on commercially reasonable terms to secure exclusive rights, or our business could be harmed. If any such challenges to inventorship and/or ownership were asserted, there is no assurance that a court would find in our favor or that, if we choose to seek a license, such license would be available to us on acceptable terms or at all.
Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the first non-provisional filing date. Certain extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from biosimilar or generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term and obtain data exclusivity for our product candidates, our business may be materially harmed.
Our commercial success will largely depend on our ability to obtain and maintain patents and other intellectual property in the United States and other countries with respect to our proprietary technology, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or patent applications, once issued, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the total patent term including the period of extension cannot exceed 14 years from the product's approval date. Furthermore, this extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.
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
For biologics, such as AXO-LENTI-PD, AXO-AAV-GM1 and AXO-AAV-GM2, the Biologics Price Competition and Innovation Act ("BPCIA") provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be "highly similar" to the reference product with "no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product." The BPCIA provides, among other things, for a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference product sponsor that can include the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information (if the exchange is elected), we must then initiate an infringement lawsuit within 30 days for the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement.
Litigation or other proceedings to enforce or defend intellectual property rights are often complex in nature, may be expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our product candidates.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to office actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our current or future product candidates, our competitors might be able to enter the market sooner, which would have an adverse effect on our business.
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
It may be necessary to use a patented or proprietary AAV-related technology of one or more third parties to manufacture and commercialize AXO-AAV-GM1 or AXO-AAV-GM2. If we are unable to obtain licenses from such third parties when needed or on commercially reasonable terms, our ability to commercialize AXO-AAV-GM1 (if approved) or AXO-AAV-GM2 (if approved), would likely be delayed or impaired.

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
There may be third-party patents or patent applications with claims to compositions, materials, formulations, methods of manufacture or methods for treatment related to our current or future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our current or future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates; any molecules, plasmids, vectors, cell lines, etc. formed during the manufacturing process; any final product itself or the intended method of treatment using the product, including combination therapy, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.
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
Third-party patent applications directed to methods for producing recombinant lentiviral vectors or recombinant AAV vectors could adversely affect the potential commercialization of our current gene therapy product candidates, if patents issue from such applications that include claims that would cover the methods of making our current gene therapy product candidates. While we do not believe that such pending third-party claims that would cover the methods of making our current gene therapy product candidates are likely to be patentable, we may be incorrect in this belief.

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
The scope of a patent claim is determined by multiple factors including an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.
If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our products that are held to be infringing. We might, if possible, also be forced to redesign products, processes, or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
If we breach any of our license or collaboration agreements, it could compromise our development and commercialization efforts for our product candidates.
We have licensed rights to intellectual property from Oxford Biomedica, UMMS and Benitec in order to commercialize our product candidates, and, in the case of AXO-LENTI-PD, intend to enter into commercial supply and manufacturing agreements with Oxford BioMedica.
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

If we materially breach or fail to perform any provision under these license and collaboration agreements, including failure to make payments to a licensor or collaborator when due for royalties and failure to use commercially reasonable efforts to develop and commercialize our product candidates, such licensors and collaborators have the right to terminate our agreement, and upon the effective date of such termination, our right to practice the licensed patent rights and other intellectual property would end. Any uncured, material breach under the agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under the agreements and to liability for potential damages.
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
The United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a "nonexclusive, nontransferable, irrevocable, paid-up license" for its own benefit. The Bayh-Dole Act also provides federal agencies with "march-in rights". March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a "nonexclusive, partially exclusive, or exclusive license" to a "responsible applicant or applicants." If the patent owner refuses to do so, the government may grant the license itself. Furthermore, if the U.S. Government has rights related to a product candidate under the Bayh-Dole Act, we may be obligated to substantially manufacture in the U.S. such product if it was invented using government funding. Under certain circumstances, we may be able to obtain a waiver to manufacture outside the U.S., however, such waivers are not guaranteed.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make products that are the same as or similar to our product candidates, but that are not covered by the claims of the patents or other intellectual property rights that we own or that we have exclusively licensed and have the right to enforce;

•	we, our licensor or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license;

•	we or our licensor might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that our pending patent applications will not lead to issued patents;

•	issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

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
Although our common shares are listed on the Nasdaq Global Select Market ("Nasdaq") we cannot assure you that an active trading market for our common shares will be sustained. In addition, as a result of RSL owning approximately 58.1% of our common shares as of March 31, 2019, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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

•
any delay in filing applications for marketing approval of our product candidates, and any adverse development or perceived adverse development with respect to applicable regulatory authorities’ review of those applications;

•	failure to successfully develop and commercialize our product candidates;

•	failure to maintain our relationship with Oxford BioMedica or UMMS or comply with the terms of the Oxford BioMedica Agreement or the UMMS Agreement;

•	inability to obtain additional funding;

•	inability to obtain, protect or maintain necessary intellectual property;

•	regulatory or legal developments in the United States and other countries applicable to our product candidates, including gene therapies;

•	adverse regulatory decisions or statements;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for our current product candidates or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

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
Based on common shares outstanding as of March 31, 2019, RSL beneficially owns approximately 58.1% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL is able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence or effectively control our decisions.
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
As of March 31, 2019, 13,244,047 of our outstanding common shares, representing a majority of our common shares, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common shares, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common shares, it could negatively affect our share price. Such a decrease in our share price could also in turn impair our ability to raise capital through the sale of additional equity securities.
Further, we have filed registration statements on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plans from time to time. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates. Sales of these common shares may negatively impact our share price.
In addition, we have filed a “shelf” registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered common shares, preferred shares, debt securities and warrants. We have also entered into a sales agreement with Cowen and Company, LLC to sell common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program. To the extent we issue new common shares as a result of needing additional capital, such shares could constitute a material portion of our then outstanding common shares and cause dilution our existing shareholders.
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
We are incorporated under the laws of Bermuda. As a result, our corporate affairs are governed by the Bermuda Companies Act 1981, as amended ("the Companies Act") which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than those who actually approved it.

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
Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the Bermuda Monetary Authority must approve all issues and transfers of shares of a Bermuda exempted company. However, the Bermuda Monetary Authority has, pursuant to its statement of June 1, 2005, given its general permission under the Exchange Control Act 1972 and related regulations for the issue and free transfer of our common shares to and among persons who are non-residents of Bermuda for exchange control purposes as long as the shares are listed on an appointed stock exchange, which includes Nasdaq. Additionally, we have sought and obtained specific permission from the Bermuda Monetary Authority for the issue and transfer of our common shares, options, warrants, depositary receipts, rights, loan notes, debt instruments and our other securities to persons resident and non-resident of Bermuda for exchange control purposes while our shares are listed on an appointed stock exchange. The general permission and the specific permission would cease to apply if we were to cease to be listed on Nasdaq or any other appointed stock exchange.
Our second amended and restated bye-laws enable our board of directors to issue preference shares, which may discourage a change of control.
Our second amended and restated bye-laws contain provisions that enable our board of directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval.
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
Under our amended and restated bye-laws, in the event that any U.S. person holds, directly, indirectly or constructively, 9.5% or more of the total voting power of our issued share capital, excluding any U.S. person that held, directly, indirectly or constructively, 9.5% or more of the total voting power of issued share capital immediately prior to the closing of our IPO in 2015, the aggregate votes conferred by the common shares held by such person (or by any person through which such U.S. person indirectly or constructively holds shares) will be reduced by our Board of Directors to the extent necessary such that the common shares held, directly, indirectly or constructively, by such U.S. person will constitute less than 9.5% of the voting power of all issued and outstanding shares. RSL, certain of its affiliates, and Vivek Ramaswamy, our founder and former principal executive officer, will not be subject to these provisions. Further, our Board of Directors may determine that shares shall carry different or no voting rights as it reasonably determines, based on the advice of counsel, to be appropriate to (1) avoid the existence of any U.S. person who holds 9.5% or more of the total voting power of our issued share capital or (2) avoid adverse tax, legal or regulatory consequences to us, any subsidiary of ours or any holder of our common shares or its affiliates.
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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the United Kingdom, and under current U. K. tax law, a company which is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes. Accordingly, we expect to be subject to U.K. controlled foreign company rules and U.K. taxation on our income and gains, except where an exemption applies. We may be treated as a dual resident company for U.K. tax purposes. As a result, our right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the United Kingdom could result in the imposition of further restrictions on our right to claim U.K. tax reliefs. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could harm our results of operations.
The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
We and RSL, our majority shareholder, are incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland, Ireland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions in part through intercompany service agreements between us, our parent company and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely impacted by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice or tax positions are necessary in light of such changes and developments in the tax laws of other jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could harm our financial condition, results of operations and cash flows.
Changes in our effective tax rate may reduce our net income in future periods.
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom and Switzerland), the United States, Bermuda and other jurisdictions as well as being affected by certain changes currently proposed by the Organisation for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could harm our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could harm our business, results of our operations and our financial condition.

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
U.S. holders that own 10% or more of the vote or value of our common shares may suffer adverse tax consequences because we and/or any of our non-U.S. subsidiaries are expected to be characterized as a controlled foreign corporation ("CFC") under Section 957(a) of the U.S. Internal Revenue Code of 1986, as amended ("the Code").
A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or, for taxable years of non-U.S. corporations beginning after December 31, 2017, and for taxable years of shareholders with or within which such taxable years of non-U.S. corporations end, 10% or more of the value) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s "Subpart F income", a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC's "global intangible low-taxed income" (as defined under Section 951A of the Code). Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. "Subpart F income" includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. "Global intangible low-taxed income" may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
We believe that we and our non-U.S. subsidiaries are classified as CFCs in the current taxable year. For U.S. holders who hold 10% or more of the vote or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service ("IRS"). Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares.
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

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and subsequent financings in our business. With respect to the taxable year that ended on March 31, 2019, we believe that we were not a PFIC; however, with respect to foreseeable future taxable years, because the PFIC tests are based upon the value of our assets, including any goodwill and going concern value, and the nature and composition of our income and assets, which cannot be known at this time, we cannot predict whether we will or will not be classified as a PFIC. Because the determination of whether we are a PFIC for any taxable year is a fact-intensive determination made annually after the end of each taxable year, and because certain aspects of the PFIC rules are uncertain, we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
In our taxable year ending March 31, 2019, we implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC.
Legislation enacted in Bermuda in response to the European Union's review of harmful tax competition could be harmful to our business.
During 2017, the European Union Economic and Financial Affairs Council ("ECOFIN") released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. In an effort to remain off this list, Bermuda committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda has enacted legislation that requires certain entities in Bermuda engaged in "relevant activities" to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of "relevant activities" includes carrying on as a business any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. At present, it is unclear what (if anything) the company would be required to do in order to satisfy economic substance requirements in Bermuda, but to the extent we are required to increase our substance in Bermuda to satisfy such requirements, it could result in additional costs that could adversely affect our financial condition or results of operations. If we were required to satisfy economic substance requirements in Bermuda but failed to do so, we could face automatic disclosure to competent authorities in the EU of the information filed by us with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of our business activities and/or may be struck off as a registered entity in Bermuda.

Item 1B.                                                Unresolved Staff Comments
None.
Item 2.                                                Properties
Our principal offices are located at Suite 1, 3rd Floor, 11-12 St. James's Square, London, United Kingdom SW1Y 4LB and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also have business operations in Basel, Switzerland and in New York, New York. In June 2017, we entered into a lease for office space in New York, New York, which expires in January 2021. In August 2017, we entered into a lease agreement for office space in Princeton, New Jersey, which expires in August 2020.
We believe that all of our facilities are in good condition and are well maintained and that our current arrangements will be sufficient to meet our needs for the foreseeable future and that any required additional space will be available on commercially reasonable terms to meet space requirements if they arise.
Item 3.                                                         Legal Proceedings
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.
Item 4.         Mine Safety Disclosures
Not applicable.

PART II.
Item 5.                                     Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Shares
Our common shares began trading on the NYSE under the symbol "AXON" on June 11, 2015. Prior to that date, there was no public market for our common shares. Effective September 6, 2017, we changed our listing to the Nasdaq Global Select Market and began trading under the symbol "AXON". Effective February 14, 2019, we changed our symbol to "AXGT".
A 1-for-8 reverse share split of our outstanding common stock was effected on May 8, 2019 as approved by our Board of Directors and a majority of our shareholders. The reverse share split reduced the number of common shares issued and outstanding from approximately 182.2 million to 22.8 million as of March 31, 2019. As such, all references to share and per share amounts in this Annual Report on Form 10-K have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of our common stock and the par value per share, which were not affected.
Shareholders
American Stock Transfer & Trust Company is the transfer agent and registrar for our common shares. As of June 7, 2019, we had two holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

Item 6.                                    Selected Financial Data
In the table below, we provide you with our selected consolidated financial data for the periods presented. The information has been derived from our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K and in the other reports we have filed with the SEC under the Exchange Act. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K and "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Years Ended March 31,				Period from October 31, 2014 (Date of Inception) to March 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:	(In thousands, except share and per share data)
Operating expenses:
Research and development expenses
(includes $4,758, $16,597, $19,186, $30,622 and $3,178 of share-based compensation expense for the years ended March 31, 2019, 2018, 2017 and 2016 and the period from October 31, 2014 (Date of Inception) to March 31, 2015, respectively)	$87,552	$141,412	$134,778	$76,644	$14,324
General and administrative expenses
(includes $11,671, $15,281, $17,184, $41,764 and $5,118 of share-based compensation expense for the years ended March 31, 2019, 2018, 2017 and 2016 and the period from October 31, 2014 (Date of Inception) to March 31, 2015, respectively)	39,466	71,906	45,721	56,518	6,722
Total operating expenses	127,018	213,318	180,499	133,162	21,046
Interest expense	7,530	7,545	1,143	—	—
Other (income) expense	(5,616)	(211)	369	—	—
Loss before income tax expense (benefit)	(128,932)	(220,652)	(182,011)	(133,162)	(21,046)
Income tax expense (benefit)	133	921	(1,060)	(17)	1
Net loss	$(129,065)	$(221,573)	$(180,951)	$(133,145)	$(21,047)
Net loss per common share — basic and diluted	$(8.02)	$(16.51)	$(14.60)	$(11.28)	$(10.53)
Weighted average common shares outstanding — basic and diluted	16,100,686	13,421,984	12,394,837	11,808,146	1,998,355

	As of March 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$106,999	$154,337	$212,573	$276,251	$—
Working capital	71,085	111,687	173,422	266,331	(2,760)
Total assets	122,706	160,786	222,539	282,498	1,117
Long-term liabilities	22,994	42,925	51,436	—	5,000
Accumulated deficit	(686,016)	(556,951)	(335,143)	(154,192)	(21,047)
Total shareholders’ equity (deficit)	56,213	71,286	124,837	266,743	(7,751)

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
Overview
We are a clinical-stage company focused on developing innovative gene therapies for neurological diseases. We are developing a pipeline of innovative product candidates for the treatment of these debilitating diseases, including Parkinson’s disease, GM1 gangliosidosis, and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). We are dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need. We have assembled a portfolio of gene therapies in partnership with leading scientific institutions and have built a team with extensive experience in the gene therapy space. We will continue to build integrated internal development capabilities from product development through commercialization, with a focus on accelerating the pace of product development in the clinic. As part of our ongoing business strategy we continue to explore potential opportunities to acquire or license new product candidates as well as opportunities for partnership or collaboration on our existing products in development. Our vision is to build the world's leading gene therapy company for the treatment of neurological diseases by progressing our current programs and identifying, developing and commercializing other novel gene therapy treatments for neurological diseases.
See section "Our Key Agreements" within "Item 1—Business" of this Annual Report on Form 10-K for information regarding the our license agreement with Oxford Biomedica (UK) Ltd. (the "Oxford BioMedica Agreement" and "Oxford BioMedica", respectively), our license and collaboration agreement with Benitec Biopharma Limited (the "Benitec Agreement" and "Benitec", respectively), and our license agreement with the University of Massachusetts Medical School (the "UMMS Agreement" and "UMMS", respectively).
Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
In October 2014, we and our wholly owned subsidiary, ASI, entered into a services agreement with RSI, a wholly owned subsidiary of RSL, pursuant to which RSI provides us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions. In February 2017, in connection with the contribution and assignment of all of our intellectual property rights to ASG, we amended and restated this services agreement effective as of December 13, 2016, as a result of which ASG was added as a recipient of services from RSI. In addition, ASG also entered into a separate services agreement with RSG, a wholly owned subsidiary of RSL, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. Both services agreements were further amended and restated in June 2019. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us or ASG, including administrative and support services as well as research and development services. In addition, we are obligated to pay to RSI and RSG at a predetermined mark-up on the costs incurred directly by RSI and RSG in connection with any general and administrative and research and development services provided directly by RSI and RSG. Under the services agreement, RSI and RSG, respectively, as service providers, have agreed to indemnify us and each of our officers, employees and directors against all losses arising out of, due to or in connection with the provision of services (or the failure to provide services) under the applicable services agreement, subject to certain limitations set forth in the applicable services agreement. In addition, we have agreed to indemnify RSI and RSG, respectively, and their respective affiliates and officers, employees and directors against all losses arising out of, due to or in connection with the receipt of services under the applicable services agreement, subject to certain limitations set forth in the applicable services agreement. Such indemnification obligations will not exceed the payments made by us under the applicable services agreement for the specific service that allegedly caused or was related to the losses during the period in which such alleged losses were incurred. The term of each of the services agreements will continue until terminated upon 90 days’ written notice by any party with respect to the services such party provides or receives thereunder.
For the years ended March 31, 2019 and 2018, we incurred expenses of $5.1 million and $8.5 million, respectively, under the services agreements, inclusive of the mark-up, which includes a portion of the expenses incurred by RSI and RSL on behalf of us that have been treated as capital contributions. We have recorded these charges as research and development expense and general and administrative expense in our consolidated statements of operations.

Financial Operations Overview
Revenue
We have not generated any revenue from the sale of any products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and begin to commercialize one of our gene therapy product candidates in development.
Research and Development Expense
Since our inception, our operations have primarily been focused on organizing and staffing our company, raising capital, and acquiring, preparing for and advancing our product candidates into clinical development. Our research and development expenses include program-specific costs as well as unallocated internal costs.
Program-specific costs include:

•
direct third-party costs, which include expenses incurred under agreements with CROs and contract manufacturing organizations, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, and any other third-party expenses directly attributable to the development of our product candidates; and

•
upfront payments for the purchase of in-process research and development, which include costs incurred under our agreements with Oxford BioMedica and UMMS, as well as costs incurred for our discontinued AXO-AAV-OPMD, intepirdine and nelotanserin programs.

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
Research and development activities will continue to be central to our business model. We expect our research and development expense to increase as we advance our current gene therapy product candidate programs and additional product candidates we may in-license or acquire as we pursue our updated business plan. For the year ended March 31, 2019, the majority of our research and development expenses have been associated with our gene therapy product candidates. For the year ended March 31, 2018, the majority of our research and development expenses were associated with advancing intepirdine.
Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
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
In addition, the probability of success of our gene therapy products in development and any other product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval of our gene therapy product candidates for any indication in any country. As a result of the uncertainties discussed above, we are unable to determine in advance the duration and completion costs of any clinical trial we conduct, or when and to what extent we will generate revenue from the commercialization and sale of our products in development or other product candidates, if at all.
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
Results of Operations for the Years Ended March 31, 2019 and March 31, 2018
The following table summarizes our results of operations for the years ended March 31, 2019 and March 31, 2018 (in thousands):

	Years Ended March 31,
	2019	2018
Operating expenses:
Research and development expenses
(includes $4,758 and $16,597 of share-based compensation expense for the years ended March 31, 2019 and 2018, respectively)	$87,552	$141,412
General and administrative expenses
(includes $11,671 and $15,281 of share-based compensation expense for the years ended March 31, 2019 and 2018, respectively)	39,466	71,906
Total operating expenses	127,018	213,318
Interest expense	7,530	7,545
Other income	(5,616)	(211)
Income tax expense	133	921
Net loss	$(129,065)	$(221,573)

Research and Development Expenses
For the years ended March 31, 2019 and 2018, our research and development expenses consisted of the following (in thousands):

	Years Ended March 31,
	2019	2018	Change
Program-specific costs:
AXO-LENTI-PD	$30,253	$—	$30,253
AXO-AAV-OPMD	14,573	—	14,573
AXO-AAV-GM1 and AXO-AAV-GM2	11,154	—	11,154
Intepirdine	1,251	80,243	(78,992)
Nelotanserin	8,099	18,905	(10,806)
RVT-103	—	690	(690)
RVT-104	—	1,781	(1,781)
Unallocated internal costs:
Share-based compensation	4,758	16,597	(11,839)
Personnel-related	10,031	15,376	(5,345)
Services agreements	2,352	2,689	(337)
Other	5,081	5,131	(50)
Total research and development expenses	$87,552	$141,412	$(53,860)
Research and development expenses were $87.6 million for the year ended March 31, 2019 and consisted primarily of $30.3 million related to AXO-LENTI-PD, $14.6 million related to AXO-AAV-OPMD, $11.2 million related to AXO-AAV-GM1 and AXO-AAV-GM2, personnel-related expenses of $10.0 million, $8.1 million related to nelotanserin, share-based compensation of $4.8 million, and other unallocated costs of $5.1 million. The share-based compensation expense was net of a benefit of $(2.8) million related to the RSL common share awards and RSL options issued by RSL to RSI and RSG employees.
Research and development expenses decreased by $53.9 million in the year ended March 31, 2019 compared to the year ended March 31, 2018. Expenses related to intepirdine decreased by $79.0 million due to the discontinuation of our development program for intepirdine, share-based compensation expenses decreased by $11.8 million, net of forfeitures, nelotanserin costs decreased by $10.8 million due to the wind-down of our nelotanserin clinical studies and personnel-related expenses decreased by $5.3 million primarily due to decreased headcount, offset by increases of $30.3 million related to AXO-LENTI-PD, which includes a $25.0 million license fee paid to Oxford BioMedica, $14.6 million related to AXO-AAV-OPMD, which includes a $10.0 million license fee paid to Benitec, and $11.2 million related to AXO-AAV-GM1 and AXO-AAV-GM2, which includes a $10.0 million license fee paid to UMMS.
Research and development expenses were $141.4 million for the year ended March 31, 2018, and consisted primarily of $80.2 million related to intepirdine, $18.9 million related to nelotanserin, share-based compensation expense of $16.6 million, personnel-related expenses of $15.4 million and other unallocated costs of $5.1 million. Share-based compensation expense for the year ended March 31, 2018 includes $4.3 million related to the RSL common share awards and RSL options issued by RSL to RSI and RSG employees.
General and Administrative Expenses
General and administrative expenses were $39.5 million for the year ended March 31, 2019 and consisted of share-based compensation expense of $11.7 million, personnel expenses of $9.5 million, professional fees of $7.7 million, general operating costs of $7.4 million and direct and indirect costs of $2.7 million allocated to us under the services agreements.
General and administrative expenses decreased $32.4 million in the year ended March 31, 2019, compared to the year ended March 31, 2018, as personnel-related expenses decreased by $13.1 million resulting from reduced headcount, employee severance and other personnel benefits, marketing expenses decreased by $8.7 million due to the discontinuation of our intepirdine program, general operating costs decreased by $4.5 million primarily due to a decrease in amortization of leasehold improvements and decreases in consulting fees, travel and conference expenses associated with decreased headcount, share-based compensation expense decreased by $3.6 million and direct and indirect costs allocated to us under the services agreements with RSI and RSG decreased by $3.1 million.

General and administrative expenses were $71.9 million for the year ended March 31, 2018, and consisted of personnel expenses of $22.6 million, share-based compensation expense of $15.3 million, general operating costs of $11.9 million, marketing expenses of $9.3 million, professional fees of $7.0 million and direct and indirect costs of $5.8 million allocated to us under our services agreements.
Interest Expense
Interest expense was $7.5 million for the years ended March 31, 2019 and 2018, which consisted of interest paid and the amortization of debt discount related to the Loan Agreement with Hercules.
Other Income
Other income was $5.6 million and $0.2 million for the years ended March 31, 2019 and 2018, respectively. The year ended March 31, 2019 included income of $5.9 million associated with convertible preferred stock received as compensation for services provided and certain intangible assets, partially offset by a foreign exchange loss of $0.8 million. All other income for the year ended March 31, 2018 was attributable to foreign exchange gains.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common shares and borrowings under our credit facilities. As of March 31, 2019, we had $107.0 million of cash and cash equivalents available to us.
Capital Requirements
We are currently in the clinical stage of operations and have not yet achieved profitability. We expect to continue to incur significant operating and net losses, as well as negative cash flows, for the foreseeable future as we continue to develop our gene therapy product candidates and prepares for potential future regulatory approvals and commercialization of our products. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for at least one of our gene therapy product candidates. Our current cash and cash equivalents balance will also not be sufficient to complete all necessary development activities and commercially launch our products.
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our gene therapy product candidates. We will require cash to pay principal and interest on our Term Loan with Hercules, of which a $40.2 million aggregate principal amount remains outstanding as of June 11, 2019. We expect to pay $19.2 million in principal and interest under the Term Loan with Hercules during the remainder of the year ended March 31, 2020 and the principal amount outstanding at the end of the 2019 fiscal year will be $24.1 million unless we prepay some or all of the principal amount. In addition, as part of our business development strategy, we generally structure our license agreements and collaboration agreements so that a significant portion of the total license cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under these agreements. Based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect we will make total milestone payments under our license agreements and collaboration agreements of approximately $17.0 million through March 31, 2020, including $1.0 million that was achieved in February 2019 under the UMMS Agreement and $15.0 million that was achieved in April 2019 under the Oxford BioMedica agreement. To the extent we achieve additional development, regulatory and commercial milestones through March 31, 2020, we may pay additional milestone payments under our license agreements and collaboration agreements.
Because the length of time and activities associated with successful development of our gene therapy product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the progress, timing, costs and results of our clinical trials of our gene therapy product candidates;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, or the PMDA, and other comparable foreign regulatory authorities;

•	the achievement of certain development, regulatory and commercialization milestones that give rise to milestone and royalty payments to licensors;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•
the cost of obtaining necessary intellectual property and defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our gene therapy product candidates or any future gene therapy product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale manufacturing activities;

•	the cost of establishing sales, marketing and distribution capabilities for our gene therapy product candidates in regions where we choose to commercialize our products on our own; and

•	the initiation, progress, timing and results of our commercialization of our gene therapy product candidates, if approved for commercial sale.
As of March 31, 2019, our cash and cash equivalents totaled $107.0 million and our accumulated deficit was $686.0 million. For the years ended March 31, 2019 and 2018, we incurred net losses of $129.1 million and $221.6 million, respectively. As of March 31, 2019, we had aggregate net interest-bearing indebtedness of $44.2 million, of which $21.2 million was due within one year. We also had $22.3 million of other non-interest-bearing current liabilities due within one year. Our Loan Agreement with Hercules requires that we maintain a minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement. We anticipate that our current cash and cash equivalents balance will not be sufficient to maintain compliance with the minimum liquidity financial covenant under the Loan Agreement beyond the one-year period following the date that the accompanying consolidated financial statements were issued if the Loan Agreement is not amended or an additional financing is not completed. Failure to meet this minimum covenant would be considered an event of default under the Loan Agreement and could result in the acceleration of our existing indebtedness.
Until such time, if ever, as we can generate substantial revenue from sales of our products in development, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. We do not currently have any committed external source of funds other than our credit facilities with Hercules. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
To continue as a going concern, we will need, among other things, to raise additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and due to these uncertainties, there is substantial doubt about our ability to continue as going concern.
At-the-Market Equity Offering Program
In December 2016, we filed a registration statement with the SEC for the offer and sale from time to time of up to $750.0 million of any combination of registered common shares, preferred shares, debt securities, and warrants.
In June 2018, we entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as our agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of our common shares sold under the sales agreement. As of March 31, 2019, approximately $74.9 million of our common shares remained available for sale under the sales agreement.

Loan and Security Agreement with Hercules Capital, Inc.
On February 2, 2017, we and our wholly owned subsidiaries, AHL, ASG, and ASI, entered into the Loan Agreement with Hercules as agent and lender, which was amended on May 24 and September 22, 2017. Pursuant to the Loan Agreement, we, AHL and ASG, as the borrowers, borrowed an aggregate of $55.0 million. ASI issued a guaranty of the borrowers’ obligations under the Loan Agreement, and at the closing, we paid Hercules a facility charge of $550,000. Subsequently, we added our subsidiary ASA as a borrower in July 2017 and our subsidiaries Axovant Treasury Holdings, Inc. ("ATH") and Axovant Treasury, Inc. ("ATI") as borrowers in April 2018.
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
In connection with the entry into the Loan Agreement, we issued a warrant to Hercules which was exercisable for an aggregate of 34,260 of our common shares at an exercise price of $96.32 per share. In August 2017, Hercules exercised the warrant on a cashless basis and received a net issuance of 16,228 of our common shares.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Years Ended March 31,
	2019	2018
Net cash used in operating activities	$(134,207)	$(190,348)
Net cash used in investing activities	(202)	(4,284)
Net cash provided by financing activities	87,071	136,396
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the year ended March 31, 2019, net cash used in operating activities was $134.2 million and was primarily attributable to a net loss of $129.1 million, which includes costs incurred for research and development activities, including upfront license fees, CRO fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses, a decrease of $11.2 million in accrued expenses, a realized noncash gain of $5.9 million associated with an investment in convertible preferred stock and an increase of $3.7 million in prepaid assets and other current assets, partially offset by $16.4 million of non-cash share-based compensation expense.
For the year ended March 31, 2018, net cash used in operating activities was $190.3 million and was primarily attributable to a net loss of $221.6 million, partially offset by $31.9 million of non-cash share-based compensation expense.

Investing Activities
For the year ended March 31, 2019, net cash used in investing activities was $0.2 million, consisting of purchases of software and computer equipment.
For the year ended March 31, 2018, net cash used in investing activities was $4.3 million, consisting of leasehold improvements and purchases of furniture and equipment.
Financing Activities
For the year ended March 31, 2019, net cash provided by financing activities was $87.1 million, primarily attributable to the net proceeds of $94.5 million from the issuance and sale of our common shares in two public offerings, a private placement to RSL, and our share sales agreement with Cowen, a capital contribution of $1.9 million from RSI and RSG related to expenses incurred under their respective services agreements and proceeds of $0.3 million from the exercise of stock options, partially offset by $9.7 million of payments made on long-term debt.
For the year ended March 31, 2018, net cash provided by financing activities was $136.4 million, primarily attributable to the net proceeds of $134.5 million received from the sale of 969,188 common shares in a follow-on public offering.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules.
Contractual Obligations
The following table provides information with respect to our outstanding contractual obligations as of March 31, 2019:

Contractual Obligations (in thousands) (1)	Total	Under 1 year	1-3 years	3-5 years	Over 5 years
Debt obligations, including interest (2)	$51,453	$25,664	$25,789	$—	$—
Real property lease obligations (3)	2,689	1,791	898	—	—
Total	$54,142	$27,455	$26,687	$—	$—

(1) This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known. Potential milestone and royalty payments are described below under "-Milestone and Royalty Payments."

(2) Amounts estimated using interest rate in effect at March 31, 2019. Debt obligations are described below under "-Debt Obligations."
(3) Amounts due, net of prepayments. Real property lease obligations are described below under “-Real Property Leases.”
In the normal course of business, we enter into services agreements with third parties for pharmaceutical manufacturing and research activities. Our existing manufacturing agreements can be terminated by us with 30 days written notice. These cancelable contracts are not included in the table above.
Milestone and Royalty Payments
In addition to the amounts shown in the above table, we are contractually obligated to make up to $55.0 million in payments to Oxford BioMedica upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones for AXO-LENTI-PD, as well as a tiered royalty from 7% to 10% of the yearly aggregate net sales of the underlying gene therapy products. We could also be obligated to make payments to UMMS totaling up to $24.5 million upon the achievement of specified development and regulatory milestones and $39.8 million upon the achievement of specified commercial milestones for AXO-AAV-GM1 and AXO-AAV-GM2. We are also obligated to pay UMMS tiered mid-single digit royalties based on yearly net sales of the licensed products, subject to a specified annual minimum amount. Additionally, we will pay UMMS a percent of any revenues we receive from any third-party sublicenses to licensed products at rates ranging in the mid-single digits to mid-teens. On June 5, 2019, we, through our wholly owned subsidiary, ASG, notified Benitec of our intention to terminate the license and collaboration agreement with Benitec in its entirety, which will be effective on September 3, 2019, and therefore we will not be obligated to make milestone or royalty payments under this agreement.
These payments are contingent upon the occurrence of certain future events and, given the nature of those events, it is unclear when, if ever, we may be required to make sure payments, and with respect to royalty payments, what the total amount of such payments will be. Further, the timing of any of the foregoing future payments is not reasonably estimable. For those reasons, these contingent payments have not been included in the table above.

Debt Obligations
Debt obligations reflect our obligations to pay interest on the outstanding principal amount of $45.3 million as of March 31, 2019 under the Loan Agreement with Hercules and to make periodic principal repayments. Our debt obligation under the Hercules Loan Agreement bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The related interest on the aggregate principal amounts outstanding to Hercules included in the above table was estimated using the interest rate in effect as of March 31, 2019. See Note 6, “Long-term Debt,” in the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Loan Agreement with Hercules.
Real Property Leases
In June 2017, we entered into a lease with a third-party for approximately 19,554 square feet of office space in New York, New York. This license agreement was originally set to expire in January 2019 and was extended to January 2021 in August 2018. ASA leases 955 square feet of office space in Princeton, New Jersey under a lease agreement expiring in August 2020. For the year ended March 31, 2019, we incurred $1.7 million in rent expense under these agreements.
During the year ended March 31, 2016, we entered into two subleases with RSI for office space in New York, New York. Under the terms of the subleases, RSI paid rent obligations directly pursuant to a master lease, and then invoiced us based on our proportionate share of the space and overhead expenses, calculated based upon the relative numbers of full-time equivalent employees located on the premises. As a result, our rent obligations were not fixed. We ceased incurring rent expense under this arrangement with RSI after entering into the lease for office space in New York, New York in June 2017. For the year ended March 31, 2018, we incurred $0.9 million in rent expense under this arrangement with RSI.
Recent Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, refer to Note 2 "Summary of Significant Accounting Policies," in the accompanying notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the services agreements with RSI and RSG, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate our ability to continue as a going concern and estimate the fair value of our common shares. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
Our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are "critical accounting estimates." We believe that our estimates relating to share-based compensation, research and development accruals, income taxes and our ability to continue as a going concern have the greatest potential impact on our consolidated financial statements and consider these to be our critical accounting policies and estimates and are "critical accounting estimates."

Share-Based Compensation
We recognize share-based compensation expense related to stock options granted based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value of stock option awards with only time-based vesting requirements using a Black-Scholes valuation model and use a Monte Carlo Simulation method under the income approach to estimate the grant date fair value of stock option awards with market-based performance conditions. The grant date fair value of the share-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Share-based payments to nonemployees issued in exchange for services is based upon the fair value of the equity instruments issued. Compensation expense for stock options issued to nonemployees is calculated using the Black-Scholes option pricing model and is recorded over the service performance period. Prior to the adoption of the Financial Accounting Standards Board Accounting Standards Update No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" ("ASU No. 2018-07") on April 1, 2019, options subject to vesting were periodically remeasured to income or expense over the service performance period, which was generally the same as the vesting period. After the adoption of ASU No. 2018-07, we measure equity-classified share-based payment awards issued to nonemployees on the grant date, rather than remeasuring the awards and recognizing income or expense through the performance completion date as previously required.
The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which are used to determine the fair value of only time-based option awards. These assumptions include:
Expected Term. The expected term represents the period that our time-based option awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).
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
Risk-Free Interest Rate. The risk-free interest rate is based on the interest rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the only time-based stock options.
Expected Dividend. We have never paid, and do not anticipate paying, cash dividends on our common shares. Therefore, the expected dividend yield was assumed to be zero.
A significant component of total share-based compensation expense relates to the RSL common share awards and RSL options issued by RSL to RSL, RSG and RSI employees. For the years ended March 31, 2019 and 2018, we recorded share-based compensation (benefit) expense of $(2.6) million and $5.4 million, respectively, in relation to the RSL common share awards and RSL stock options issued by RSL to RSL, RSG and RSI employees. Share-based compensation expense is allocated to us by RSL based upon the relative percentage of time utilized by RSL, RSG and RSI employees on our matters. The RSL common share awards and RSL options are fair valued on the date of grant, which is recognized over the requisite service period. The fair value of each RSL option is estimated on the date of grant using the Black-Scholes closed-form option-pricing model. Significant judgment and estimates were used to estimate the fair value of these awards and options as RSL is not publicly traded, and as such, these awards and options classified as Level 3 due to their unobservable nature. RSL common share awards and RSL options are subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including targets for RSL’s post-IPO market capitalization and future financing events).
Research and Development Expense
Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Research and development costs are charged to expense when incurred and primarily consist of the intellectual property and research and development materials acquired from UMMS, Benitec, Oxford BioMedica, Arena, Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Limited, as well as certain costs charged by RSI and RSG under their services agreements with us, and expenses from third parties who conduct research and development activities on our behalf. We expense in-process research and development projects acquired as asset acquisitions which have not reached technological feasibility, and which have no alternative future use.

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
Going Concern
We assess and determine our ability to continue as a going concern under the provisions of ASC Topic 205-40, "Presentation of Financial Statements—Going Concern," which requires us to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that our annual and interim consolidated financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting.
Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that the accompanying consolidated financial statements for the year ended March 31, 2019 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.
Item 7A.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of March 31, 2019, we had cash and cash equivalents of $107.0 million, with cash consisting of non-interest bearing deposits denominated in the U.S. dollar and Swiss franc, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
We also have debt that bears interest at a prime-based variable rate. A 10% change in this interest rate would have an impact of approximately $0.4 million on our annual interest expense. We do not believe we are currently exposed to any material market risk.
Item 8.                                                         Financial Statements and Supplementary Data
All financial statements and schedules required to be filed hereunder are listed in the Index to Financial Statements and set forth in Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.                                                         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2019.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Axovant Gene Therapies Ltd. have been detected.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.         Other Information
On June 10, 2019, we, ASI and ASG entered into an Amended and Restated Services Agreement with RSI, and ASG entered into an Amended and Rested Services Agreement with RSG. The terms of these agreements are set forth in "Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH."

PART III.
We will file a definitive proxy statement for our 2019 annual meeting of shareholders (the "2019 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.         Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our 2019 Proxy Statement under the captions "Discussion of Proposals," "Information About Corporate Governance," "Information About Our Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
Item 11.         Executive Compensation
The information required by this item will be contained in our 2019 Proxy Statement under the captions "Information About Corporate Governance" and "Executive Compensation" and is incorporated herein by reference.
Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be contained in our 2019 Proxy Statement under the captions "Principal Shareholders, "Information About Our Executive Officers" and "Equity Compensation Plan Information" and is incorporated herein by reference.
Item 13.         Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2019 Proxy Statement under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.
Item 14.         Principal Accounting Fees and Services
The information required by this item will be contained in our 2019 Proxy Statement under the captions "Independent Registered Public Accounting Firm Fees and Other Matters" and "Discussion of Proposals" and is incorporated herein by reference.

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
Exhibit Index

Exhibit No.	Description of Document	Schedule/Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	S-1	333-204073	3.1	05/11/2015

3.2	Memorandum of Association.	S-1	333-204073	3.2	05/11/2015

3.3	Second Amended and Restated Bye-laws.	8-K	001-37418	3.1	12/21/2017

10.1	Waiver and Option Agreement, dated as of May 8, 2015, by and between Roivant Sciences Ltd. and the Registrant.	S-1/A	333-204073	10.9	05/22/2015

10.2+	2015 Equity Incentive Plan, as amended.	S-1/A	333-204073	10.1	05/22/2015

10.3+	Forms of Option Grant Notice and Option Agreement under 2015 Equity Incentive Plan, as amended.	S-1/A	333-204073	10.2	05/22/2015

10.4+	Form of Early Exercise Stock Purchase Agreement under 2015 Equity Incentive Plan, as amended.	S-1/A	333-204073	10.3	05/22/2015

10.5+	Form of Executive Officer Employment Agreement with Axovant Sciences, Inc.	S-1/A	333-204073	10.7	05/22/2015

10.6+	Form of Indemnification Agreement with directors and executive officers.	S-1/A	333-204073	10.4	05/22/2015

10.7*	Development, Marketing and Supply Agreement, dated May 8, 2015, between Roivant Sciences Ltd. and Arena Pharmaceuticals GmbH.	10-Q	001-37418	10.2	02/09/2016

10.8+	Non-Employee Director Compensation Policy.	10-K	001-37418	10.12	06/13/2017

10.9	Loan and Security Agreement, dated February 2, 2017, by and among the Registrant, Axovant Holdings Limited, Axovant Sciences GbmH, Axovant Sciences, Inc. and Hercules Capital, Inc.	10-K	001-37418	10.13	06/13/2017

10.10	First Amendment to Loan and Security Agreement, dated May 24, 2017, by and among the Registrant, Axovant Holdings Limited, Axovant Sciences GmbH, Axovant Sciences, Inc. and Hercules Capital, Inc.	10-K	001-37418	10.15	06/13/2017

10.11	Second Amendment to Loan and Security Agreement, dated September 22, 2017, by and among the Registrant, Axovant Holdings Limited, Axovant Sciences GmbH, Axovant Sciences, Inc., Axovant Sciences America, Inc. and Hercules Capital, Inc.	10-Q	001-37418	10.1	11/02/2017

10.12+	Employment Agreement, dated February 13, 2018, by and between Pavan Cheruvu and Axovant Sciences, Inc.	10-K	001-37418	10.24	06/11/2018

10.13	Sales Agreement, dated as of June 22, 2018, by and between the Registrant and Cowen and Company, LLC.	8-K	001-37418	1.1	06/22/2018

10.14	Amended and Restated Information Sharing and Cooperation Agreement, dated as of June 5, 2018, by and between the Registrant and Roivant Sciences Ltd.	10-Q	001-37418	10.1	08/07/2018

10.15	Share Purchase Agreement, dated as of June 5, 2018, by and between the Registrant and Roivant Sciences Ltd.	10-Q	001-37418	10.2	08/07/2018

10.16*	License Agreement, dated as of June 5, 2018, by and between Axovant Sciences GmbH and Oxford BioMedica (UK) Ltd.	10-Q	001-37418	10.3	08/07/2018

10.17*	License Agreement, dated as of July 9, 2018, by and between Axovant Sciences GmbH and Benitec Biopharma Limited.	10-Q	001-37418	10.1	11/07/2018

10.18*	Amendment No. 1, dated July 23, 2018, to the License Agreement, dated as of July 9, 2018, by and between Axovant Sciences GmbH and Benitec Biopharma Limited.	10-Q	001-37418	10.2	11/07/2018

10.19*	Exclusive License Agreement, dated as of December 7, 2018, by and between Axovant Sciences GmbH and the University of Massachusetts.	10-Q	001-37418	10.1	02/07/2019

10.20†+	Separation and General Release Agreement between Axovant Sciences, Inc. and Mark Altmeyer, dated March 16, 2019.

10.21†	Amended and Restated Services Agreement, effective as of June 10, 2019, by and among Roivant Sciences, Inc., Axovant Sciences GmbH, Axovant Sciences, Inc. and the Registrant.

10.22†	Amended and Restated Services Agreement, effective as of June 10, 2019, by and among Roivant Sciences GmbH and Axovant Sciences GmbH.

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

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

AXOVANT GENE THERAPIES LTD.

	By:	/s/ Pavan Cheruvu
Pavan Cheruvu Principal Executive Officer
June 11, 2019

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pavan Cheruvu and Gregory Weinhoff, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Axovant Gene Therapies Ltd., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date
/s/ Pavan Cheruvu	Principal Executive Officer and Director	June 11, 2019
Pavan Cheruvu

/s/ Gregory Weinhoff	Principal Financial Officer and Principal Accounting Officer	June 11, 2019
Gregory Weinhoff

/s/ Frank Torti	Director, Chairman of the Board	June 11, 2019
Frank Torti

/s/ Atul Pande	Director, Lead Independent Director	June 11, 2019
Atul Pande

/s/ George Bickerstaff	Director	June 11, 2019
George Bickerstaff

/s/ Roger Jeffs	Director	June 11, 2019
Roger Jeffs

/s/ Berndt Modig	Director	June 11, 2019
Berndt Modig

/s/ Ilan Oren	Director	June 11, 2019
Ilan Oren

/s/ Myrtle Potter	Director	June 11, 2019
Myrtle Potter

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Axovant Gene Therapies Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Axovant Gene Therapies Ltd. (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(B) to the financial statements, the Company has an accumulated deficit, has incurred recurring losses and used significant cash flows in operations, expects continuing future losses and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2(B). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Iselin, New Jersey
June 11, 2019

AXOVANT GENE THERAPIES LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2019	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$106,999	$154,337
Prepaid expenses and other current assets	5,859	2,174
Income tax receivable	1,726	1,751
Total current assets	114,584	158,262
Long-term investment	5,871	—
Other non-current assets	973	—
Property and equipment, net	1,278	2,524
Total assets	$122,706	$160,786
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,698	$3,949
Due to Roivant Sciences Ltd., Roivant Sciences, Inc. and Roivant Sciences GmbH	—	1,011
Accrued expenses	20,619	31,862
Current portion of long-term debt	21,182	9,753
Total current liabilities	43,499	46,575
Long-term debt	22,994	42,925
Total liabilities	66,493	89,500
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 22,779,891 and 13,473,512 issued and outstanding at March 31, 2019 and March 31, 2018, respectively	—	—
Accumulated other comprehensive income	911	126
Additional paid-in capital	741,318	628,111
Accumulated deficit	(686,016)	(556,951)
Total shareholders’ equity	56,213	71,286
Total liabilities and shareholders’ equity	$122,706	$160,786

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended March 31,
	2019	2018
Operating expenses:
Research and development expenses(1)
(includes $4,758 and $16,597 of share-based compensation expense for the years ended March 31, 2019 and 2018, respectively)	$87,552	$141,412
General and administrative expenses(2)
(includes $11,671 and $15,281 of share-based compensation expense for the years ended March 31, 2019 and 2018, respectively)	39,466	71,906
Total operating expenses	127,018	213,318
Interest expense	7,530	7,545
Other income	(5,616)	(211)
Loss before income tax expense	(128,932)	(220,652)
Income tax expense	133	921
Net loss	$(129,065)	$(221,573)
Net loss per common share — basic and diluted	$(8.02)	$(16.51)
Weighted average common shares outstanding — basic and diluted	16,100,686	13,421,984
 (1) Includes total costs allocated from RSL, RSI and RSG of $(450) and $7,034 for the years ended March 31, 2019 and 2018, respectively.
 (2) Includes total costs allocated from RSL, RSI and RSG of $2,898 and $6,883 for the years ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended March 31,
	2019	2018

Net loss	$(129,065)	$(221,573)
Other comprehensive income (loss):
Foreign currency translation adjustment	785	(252)
Total other comprehensive income (loss)	785	(252)
Comprehensive loss	$(128,280)	$(221,825)

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share and per share amounts)

	Common Shares		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

Balance at March 31, 2017	12,395,492	$—	$459,602	$(335,143)	$378	$124,837
Adjustment to adopt ASU 2016-09	—	—	235	(235)	—	—
Issuance of shares upon exercise of stock options	92,604	—	1,557	—	—	1,557
Exercise of warrant	16,228	—	—	—	—	—
Stock issued for equity financing, net of underwriting discounts and commissions and offering expenses of $9.2 million	969,188	—	134,515	—	—	134,515
Capital contribution	—	—	324	—	—	324
Share-based compensation expense	—	—	26,465	—	—	26,465
Capital contribution — share-based compensation	—	—	5,413	—	—	5,413
Foreign currency translation adjustment	—	—	—	—	(252)	(252)
Net loss	—	—	—	(221,573)	—	(221,573)
Balance at March 31, 2018	13,473,512	$—	$628,111	$(556,951)	$126	$71,286
Issuance of shares upon exercise of stock options	39,130	—	335	—	—	335
Issuance of shares in connection with Private Placement with RSL	1,785,714	—	25,000	—	—	25,000
Shares sold in public offerings, net of underwriting discounts and commissions and offering expenses of $3.7 million	7,478,448	—	69,488	—	—	69,488
Shares sold under share sales agreement	3,087	—	61	—	—	61
Share-based compensation expense	—	—	19,067	—	—	19,067
Capital contribution — share-based compensation expense	—	—	(2,638)	—	—	(2,638)
Non-cash capital contribution received by ASG from RSI	—	—	1,894	—	—	1,894
Foreign currency translation adjustment	—	—	—	—	785	785
Net loss	—	—	—	(129,065)	—	(129,065)
Balance at March 31, 2019	22,779,891	$—	$741,318	$(686,016)	$911	$56,213

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(129,065)	$(221,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Disposal of fixed assets	148	24
Foreign currency translation adjustment	785	(252)
Share-based compensation	16,429	31,878
Depreciation and non-cash amortization	2,450	3,083
Noncash gain on long-term investment	(5,871)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,685)	4,283
Other non-current assets	(973)	—
Deferred tax assets	—	2,709
Income tax receivable	25	(1,093)
Accounts payable	(2,251)	(4,602)
Due to Roivant Sciences Ltd., Roivant Sciences, Inc. and Roivant Sciences GmbH	(956)	(1,871)
Accrued expenses	(11,243)	(2,934)
Net cash used in operating activities	(134,207)	(190,348)
Cash flows from investing activities:
Purchases of property and equipment	(202)	(4,284)
Net cash used in investing activities	(202)	(4,284)
Cash flows from financing activities:
Capital contribution from Roivant Sciences Ltd., Roivant Sciences, Inc. and Roivant Sciences GmbH	1,894	324
Payment of long-term debt	(9,707)	—
Exercise of stock options	335	1,557
Cash proceeds from issuance of common shares, net of issuance costs	94,549	134,515
Net cash provided by financing activities	87,071	136,396
Net change in cash and cash equivalents	(47,338)	(58,236)
Cash and cash equivalents—beginning of year	154,337	212,573
Cash and cash equivalents—end of year	$106,999	$154,337
Non-cash financing activities:
Issuance of common stock upon exercise of warrant	$—	$2,594
Supplemental disclosure of cash paid:
Income taxes	$71	$377
Interest	$6,376	$6,365

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Notes to Consolidated Financial Statements

Note 1—Description of Business
Axovant Gene Therapies Ltd. ("AGT"), together with its wholly owned subsidiaries (the "Company"), is a clinical-stage company focused on gene therapy for neurological diseases. The Company is developing a pipeline of innovative product candidates for the treatment of these debilitating diseases, including Parkinson’s disease, GM1 gangliosidosis, and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). The Company is dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need.
Axovant Sciences Ltd. ("ASL") is an exempted limited company incorporated under the laws of Bermuda, which was originally formed under the name Roivant Neurosciences Ltd. in October 2014 and changed its name to ASL in March 2015 and to AGT in March 2019. in March 2019. AGT has seven wholly owned subsidiaries: Axovant Holdings Limited ("AHL"), a direct wholly owned subsidiary of AGT, was incorporated in England and Wales in August 2016; Axovant Sciences, Inc. ("ASI"), a direct wholly owned subsidiary of AHL, was incorporated in Delaware in February 2015; Axovant Sciences GmbH ("ASG"), a direct wholly owned subsidiary of AHL, was organized in Switzerland in August 2016; Axovant Sciences America, Inc. ("ASA"), a direct wholly owned subsidiary of AHL, was incorporated in Delaware in July 2017; Axovant Treasury Holdings, Inc. ("ATH"), a direct wholly owned subsidiary of AGT and Axovant Treasury, Inc. ("ATI"), a direct wholly owned subsidiary of ATH, were each incorporated in Delaware in March 2018; and Axovant Sciences Europe Limited ("ASEU"), a direct wholly owned subsidiary of AHL, was incorporated in Ireland in December 2018. As of March 31, 2019, ASG held all of the Company's intellectual property rights and is the principal operating company for conducting the Company’s business.
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
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on the previously reported results of operations.
A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders. The reverse share split reduced the number of common shares issued and outstanding from approximately 182.2 million to 22.8 million as of March 31, 2019. As such, all references to share and per share amounts in the financial statements and accompanying notes to the financial statements have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.
(B) Going Concern and Management's Plans:
The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Topic 205-40, "Presentation of Financial Statements—Going Concern," which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim consolidated financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by management.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2019, the Company’s cash and cash equivalents totaled $107.0 million and its accumulated deficit was $686.0 million. For the fiscal years ended March 31, 2019 and 2018, the Company incurred net losses of $129.1 million and $221.6 million, respectively. As of March 31, 2019, the Company had aggregate net interest-bearing indebtedness of $44.2 million, of which $21.2 million was due within one year. The Company also had $22.3 million of other non-interest-bearing current liabilities due within one year. The Company’s Loan Agreement (as defined in Note 6) with Hercules Capital, Inc. ("Hercules") requires that the Company maintain a minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement. Failure to meet this minimum covenant would be considered an event of default under the Loan Agreement and could result in the acceleration of the Company’s existing indebtedness. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows, for the foreseeable future as it continues to develop its gene therapy product candidates and prepares for potential future regulatory approvals and commercialization of its products. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates. The Company anticipates that its current cash and cash equivalents balance will not be sufficient to maintain compliance with the minimum liquidity financial covenant under the Loan Agreement beyond the one-year period following the date that these consolidated financial statements were issued if the Loan Agreement is not amended or an additional financing is not completed. The Company's current cash and cash equivalents balance will also not be sufficient to complete all necessary development activities and commercially launch its products.
To continue as a going concern, the Company will need, among other things, to raise additional capital resources. The Company continually assesses multiple options to obtain additional funding to support its operations, including proceeds from offerings of the Company’s equity securities or debt, cash received from the exercise of outstanding common stock options, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete its currently planned development programs. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. Although the Company has successfully obtained financing in the past, and management believes that it will continue to do so in the future, ASC Subtopic 205-40, "Financial Statement Presentation - Going Concern," does not permit future financing activities that are not probable of being implemented and probable of alleviating the conditions that raise substantial doubt to be included in the Company's assessment of its liquidity.
Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as going concern. The consolidated financial statements and footnotes have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
(C) Use of Estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to certain assets, including assumptions used in the determination of some of its costs incurred under the services agreements with Roivant Sciences, Inc. ("RSI") and Roivant Sciences GmbH ("RSG"), which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate its ability to continue as a going concern and estimate the fair value of its common shares. Specifically, the Company estimates the grant date fair value of stock option awards with only time-based vesting requirements using a Black-Scholes valuation model and uses a Monte Carlo Simulation method under the income approach to estimate the grant date fair value of stock option awards with market-based performance conditions. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
(D) Risks and Uncertainties:
The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.

(E) Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk include cash. At March 31, 2019, substantially all of the cash balances are deposited in 7 banking institutions and are all in excess of insured levels.
(F) Cash and Cash Equivalents:
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds.
(G) Property and Equipment:
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
(H) Debt Issuance Costs and Debt Discount:
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
(I) Research and Development Expense:
Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Research and development costs primarily consist of intellectual property and research and development materials acquired under license and license and collaboration agreements (see Note 3), certain costs charged by RSI and RSG under their services agreements with the Company (see Note 7) and expenses from third parties who conduct research and development activities on behalf of the Company. The Company expenses in-process research and development projects acquired as asset acquisitions which have not reached technological feasibility, and which have no alternative future use.
(J) Income Taxes:
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

(K) Share-Based Compensation:
Share-based awards to employees and directors with only time-based vesting requirements are valued at fair value on the date of grant and that fair value is recognized on a straight-line basis over the requisite service period of the entire award. The Company values such time-based stock options using the Black-Scholes option pricing model. Certain assumptions are made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares and the risk-free interest rate. The expected life of such time-based stock options is calculated using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), and the risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. The expected share price volatility for such time-based stock option awards was estimated by taking the average historical price volatility for industry peers.
The Company estimates the grant date fair value of stock option awards to employees with market-based performance conditions using a Monte Carlo Simulation method under the income approach. Certain assumptions are made with respect to utilizing the Monte Carlo Simulation method, including the volatility of the underlying shares and the drift rate, or estimated cost of equity. The expected share price volatility for such market-based performance stock option awards was estimated by taking the median historical price volatility for industry peers over the contractual term of the options. The drift rate, or estimated cost of equity, for such market-based performance stock option awards is based on various financial and risk-associated metrics of industry peers, as well as estimated factors specific to us.
The Company accounts for share-based payments to nonemployees issued in exchange for services based upon the fair value of the equity instruments issued. Compensation expense for stock options issued to nonemployees is calculated using the Black-Scholes option pricing model and is recorded over the service performance period. Prior to the Company's adoption of ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" ("ASU No. 2018-07") on April 1, 2019, options subject to vesting were periodically remeasured over the service performance period, which was generally the same as the vesting period. After the adoption of ASU No. 2018-07, the Company measures equity-classified share-based payment awards issued to nonemployees on the grant date, rather than remeasuring the awards through the performance completion date as previously required (see Note 2(N)).
The Company recognizes forfeitures of awards when they occur.
(L) Net Loss per Common Share:
Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the year calculated in accordance with the treasury stock method. Stock options and a warrant to purchase a total of 1.9 million and 1.8 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the years ended March 31, 2019 and 2018, respectively, because they were anti-dilutive given the net loss of the Company.
(M) Financial Instruments and Fair Value Measurement:
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
The Company's financial instruments include cash and cash equivalents, accounts payable and long-term debt. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company's money market fund included in cash and cash equivalents of $30.0 million at March 31, 2019 approximates fair value, which is based on quoted prices in active markets for identical securities.
At March 31, 2019, the Company held a long-term investment in nonredeemable convertible preferred stock, which is accounted for in accordance with the provisions of ASC 321, "Investments - Equity Securities" whereby the Company elected to use the measurement alternative therein (see Note 4).
The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at March 31, 2019 in determining such values (in thousands):

	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$30,000	$30,000	$—	$—
The carrying value of the Company’s debt of $44.2 million at March 31, 2019 approximates fair value, which is based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.
(N) Recent Accounting Pronouncements:
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU No. 2016-02"), which requires lessees to recognize on the consolidated balance sheets a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term for both finance and operating leases with lease terms greater than twelve months. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. ASU No. 2016-02 allows entities to choose to use either (i) the effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as the date of initial application. ASU No. 2016-02 provides a number of optional practical expedients in transition. The Company adopted the provisions of ASU No. 2016-02 on April 1, 2019 using the effective date as its date of initial application, and elected the “package of practical expedients,” which permits it to not reassess under ASU No. 2016-02 its prior conclusions about lease identification, lease classification, and initial direct costs. While the Company continues to assess all the effects of adoption, the Company believes the most significant effects relate to the recognition of ROU assets and corresponding lease liabilities on its consolidated balance sheet, primarily related to existing facility operating leases, and providing new disclosures with regards to the Company’s leasing activities. The Company currently expects that the adoption of ASU No. 2016-02 will result in the recording of ROU assets and corresponding liabilities of approximately $3.0 million and $2.4 million, respectively, in its consolidated balance sheet.
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"), which eliminates the prohibition of immediate recognition of current and deferred income tax impact for all intra-entity asset transfers, except for inventory. The Company has adopted ASU No. 2016-16 in the year ended March 31, 2019 and recognized a deferred tax asset of $3.8 million upon adoption with a corresponding valuation allowance of $3.8 million, which was subsequently impaired.

In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-18"). ASU 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown in the statements of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017 and is required to be adopted using a retrospective approach, if applicable, with early adoption permitted. The Company adopted the provisions of ASU 2016-18 on April 1, 2018, which did not have an impact on the Company’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU No. 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the provisions of ASU No. 2017-01 on April 1, 2018, on a prospective basis. The impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions. See Note 3 for further information regarding the impact of the adoption of ASU No. 2017-01 on the license agreements executed during the year ended March 31, 2019.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU No. 2018-02"). On December 22, 2017, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the "Tax Cuts and Jobs Act") was enacted in the United States, which introduced a comprehensive set of tax reforms. ASU No. 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act, from accumulated other comprehensive (loss) income to retained earnings. ASU No. 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted the provisions of ASU No. 2018-02 for the fiscal year beginning April 1, 2019 and does not expect it to have a material impact on its consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, which requires equity-classified share-based payment awards issued to nonemployees to be measured on the grant date, rather than remeasuring the awards through the performance completion date as previously required. Additionally, for nonemployee awards with performance conditions, compensation cost associated with the award is to be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. Further, the requirement to reassess the liability or equity classification for nonemployee awards upon vesting is eliminated, except for awards in the form of convertible instruments. ASU No. 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, "Revenue from Contracts with Customers". ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after the adoption of ASU No. 2014-09. The Company adopted the provisions of ASU No. 2018-07 for the fiscal year beginning April 1, 2019, which did not have a material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU No. 2018-13"). ASU No. 2018-13 removes, modifies, and adds certain recurring and nonrecurring fair value measurement disclosures, including removing disclosures around the amount(s) of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements, among other things. ASU No. 2018-13 adds disclosure requirements around changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and a narrative description of measurement uncertainty. The amendments in ASU No. 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption, with all other amendments applied retrospectively to all periods presented. Early adoption is permitted. The Company early adopted the provisions of ASU No. 2018-13 during the three months ended September 30, 2018, which did not have a material impact on its consolidated financial statements or disclosures because the Company did not have any Level 3 fair value measurements on a recurring or nonrecurring basis at the adoption date, and also did not have transfers between Level 1 and Level 2 of the fair value hierarchy.

(O) Foreign Currency:
The Company has operations in the United States, the United Kingdom, Ireland and Switzerland. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the year. The Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date and shareholders’ equity is translated using historical rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of shareholders’ equity. Foreign exchange transaction gains and losses are included in other (income) expense in the Company’s results of operations.
Note 3—License and Collaboration Agreements
(A) Oxford BioMedica License Agreement:
On June 5, 2018, the Company, through its wholly owned subsidiary, ASG, entered into an exclusive license agreement (the "Oxford BioMedica Agreement") with Oxford BioMedica (UK) Ltd. ("Oxford BioMedica"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford BioMedica to develop and commercialize AXO-LENTI-PD and related gene therapy products for all diseases and conditions. In June 2018, as consideration for the license, the Company made an upfront nonrefundable payment to Oxford BioMedica of $30.0 million, $5.0 million of which was applied as a credit against the process development work and clinical supply that Oxford BioMedica is obligated to provide to the Company over the term of the Oxford BioMedica Agreement. Under the terms of the Oxford BioMedica Agreement, the Company could be obligated to make payments to Oxford BioMedica totaling up to $55.0 million upon the achievement of specified development milestones, of which $15.0 million was achieved in April 2019, and $757.5 million upon the achievement of specified regulatory and sales milestones. The Company will also be obligated to pay Oxford BioMedica a tiered royalty from 7% to 10%, based on yearly aggregate net sales of the underlying gene therapy products, subject to specified reductions upon the occurrence of certain events as set forth in the Oxford BioMedica Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country.
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
The Company has evaluated the Oxford BioMedica Agreement and has determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the in-process research and development ("IPR&D") had not reached technological feasibility and therefore has no alternative future use. Accordingly, $25.0 million of the $30.0 million upfront nonrefundable payment to Oxford BioMedica under the Oxford BioMedica Agreement was recorded as research and development expense in the Company's consolidated statements of operations during the year ended March 31, 2019. As the remaining $5.0 million of the upfront payment under the licensing agreement represents a nonrefundable payment for process development work and clinical supply that Oxford BioMedica is obligated to provide over the term of the Oxford BioMedica Agreement, the Company fully capitalized this portion of the payment upon execution, with $3.2 million remaining capitalized within prepaid expenses and other current assets and $0.3 million remaining capitalized within other non-current assets in its consolidated balance sheet as of March 31, 2019, which is recorded to research and development expense as the process development work and clinical supply are provided by Oxford BioMedica. Additionally, the Company incurred $5.3 million of AXO-LENTI-PD program-specific costs within research and development expenses in its consolidated statements of operations and paid a total of $31.5 million to Oxford BioMedica, including the upfront nonrefundable payment, during the year ended March 31, 2019.

(B) Benitec Biopharma License and Collaboration Agreement:
In July 2018, the Company, through its wholly owned subsidiary, ASG, entered into a license and collaboration agreement (the "Benitec Agreement") with Benitec Biopharma Limited ("Benitec"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (collectively, the "AXO-AAV-OPMD Program") for all diseases and conditions. In June 2019, the Company notified Benitec of its intention to terminate the Benitec Agreement in its entirety (see Note 14).
Under the Benitec Agreement, the Company also collaborated with Benitec on five additional research plans ("Collaboration Programs") for other genetic neurological or neuromuscular disorders using Benitec technologies. The Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize products arising from each Collaboration Program. Under the Benitec Agreement, Benitec performed certain research activities for each Collaboration Program and development and manufacturing activities for the AXO-AAV-OPMD Program, and the Company reimburses Benitec for its costs incurred, in accordance with an agreed-upon research and development plan and budget. The Company was solely responsible, at its expense, for all other activities related to the research, development and commercialization of products from the Collaboration Programs and the AXO-AAV-OPMD Program.
Under the terms of the Benitec Agreement, the Company made an upfront payment of $10.0 million. The Company has evaluated the Benitec Agreement and has determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the IPR&D had not reached technological feasibility and therefore has no alternative future use. Accordingly, the $10.0 million upfront nonrefundable payment was recorded as research and development expense in the Company's consolidated statements of operations during the year ended March 31, 2019. The Company also incurred $4.6 million of AXO-AAV-OPMD program-specific costs within research and development expenses in its consolidated statement of operations during the year ended March 31, 2019. During the year ended March 31, 2019, the Company paid a total of $12.1 million to Benitec, including the upfront nonrefundable payment. In addition, the Company would have been obligated to make payments to Benitec totaling up to (i) for the AXO-AAV-OPMD Program, $67.5 million upon the achievement of specified development and regulatory milestones and $120.0 million upon the achievement of specified sales milestones, and (ii) for each Collaboration Program, $33.5 million upon the achievement of specified development and regulatory milestones and $60.0 million upon the achievement of specified sales milestones. Benitec would have received 30% of net profits of the Company's world-wide sales of products from the AXO-AAV-OPMD Program, subject to an agreed minimum amount for such payments. This profit-sharing payment was to be made for so long as the Company or its affiliates or sublicensees commercialize such products. The Company would have also paid Benitec a tiered royalty based on yearly aggregate net sales of products arising from each Collaboration Program, subject to specified reductions upon the occurrence of certain events as set forth in the Benitec Agreement. These royalties would have been required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or ten years after the first commercial sale of such product in such country.
(C) The University of Massachusetts Medical School Exclusive License Agreement:
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
Under the UMMS Agreement, the Company is solely responsible, at its expense, for the research, development and commercialization of the licensed gene therapy product candidates. The Company will reimburse UMMS for payments made by UMMS for the manufacture of clinical trial materials for the Company, up to a specified amount. The Company is obligated to use diligent efforts to develop and commercialize the licensed gene therapy product candidates and is required to achieve certain development and commercial milestones in accordance with the timeline set forth in the agreement.

The Company has evaluated the UMMS Agreement and has determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the IPR&D had not reached technological feasibility and therefore has no alternative future use. Accordingly, the upfront payment of $10.0 million made from the Company to UMMS was recorded as research and development expense in the Company's consolidated statements of operations during the year ended March 31, 2019. In addition, the Company could be obligated to make payments to UMMS totaling up to $24.5 million upon the achievement of specified development and regulatory milestones, of which $1.0 million was achieved in February 2019, and $39.8 million upon the achievement of specified commercial milestones. The Company is also obligated to pay UMMS tiered mid-single digit royalties based on yearly net sales of the licensed products, subject to a specified annual minimum amount. Additionally, the Company will pay UMMS a percent of any revenues it receives from any third-party sublicenses to licensed products at rates ranging in the mid-single digits to mid-teens.
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
During the year ended March 31, 2019, the Company incurred $1.2 million of program-specific costs related to AXO-AAV-GM1 and AXO-AAV-GM2 within research and development expenses in its consolidated statements of operations and paid a total of $10.2 million to UMMS, including the upfront payment.
Note 4—Long-term Investment
On February 13, 2019, ASG entered into a share subscription agreement (the "Subscription Agreement") to purchase up to approximately 8.1 million shares of nonredeemable convertible preferred stock of Arvelle Therapeutics B.V. ("Arvelle") in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by ASG to Arvelle. The first closing under the Subscription Agreement occurred on February 25, 2019 with ASG purchasing approximately 5.9 million nonredeemable convertible preferred shares of Arvelle, which was initially recorded at a fair value of $5.9 million and was capitalized as a long-term investment in the Company's consolidated balance sheet and recorded to other non-operating income in the Company's consolidated statement of operations. ASG also received the right to purchase up to approximately 2.2 million additional nonredeemable convertible preferred shares of Arvelle at a price of €0.00001 per share upon a potential future second closing under the Subscription Agreement. The Company accounts for its investment in Arvelle in accordance with the provisions of ASC 321, "Investments - Equity Securities", and elected to use the measurement alternative therein. The investment will be remeasured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any.
Pursuant to the terms of the Subscription Agreement, the Company billed Arvelle a total of $3.6 million during the year ended March 31, 2019 for third-party costs incurred and paid on behalf of Arvelle, which were primarily recorded as offsets to the general and administrative expenses initially charged. On February 13, 2019, ASI and ASG also entered into a transition services agreement with two wholly owned subsidiaries of Arvelle, whereby ASI and ASG are entitled to receive reimbursement for any expenses they, or third parties acting on their behalf, incur on behalf of Arvelle or its subsidiaries (the "Transition Services Agreement"). For any general and administrative and research and development activities performed by its employees, ASI charges back the employee compensation expense plus a predetermined mark-up, whereby the Company recorded $0.1 million to other income in its consolidated statement of operations during the year ended March 31, 2019 for such costs, inclusive of the mark-up. All other costs are billed back at cost, whereby the Company billed Arvelle a total of $0.2 million during the year ended March 31, 2019 for such charges under the terms of the Transition Services Agreement.

Note 5—Accrued Expenses
As of March 31, 2019 and 2018, accrued expenses consisted of the following (in thousands):

	March 31, 2019	March 31, 2018

Research and development expenses	$13,416	$21,855
Salaries, bonuses, and other compensation expenses	3,899	7,718
Legal expenses	1,319	779
Other expenses	1,985	1,510
Total accrued expenses	$20,619	$31,862
Note 6—Long-term Debt
On February 2, 2017, the Company and its subsidiaries, AHL, ASG and ASI entered into a loan and security agreement (as amended on May 24 and September 22, 2017, the "Loan Agreement") with Hercules, under which the Company, AHL and ASG (the "Borrowers") borrowed an aggregate of $55.0 million (the "Term Loan"). Subsequently, the Company added its subsidiary ASA as a Borrower in July 2017 and its subsidiaries ATH and ATI as Borrowers in April 2018. Pursuant to the Loan Agreement, ASI has issued a guaranty of the Borrowers’ obligations under the Loan Agreement. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers were obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest beginning October 1, 2018 through March 1, 2021. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty. The Loan Agreement with Hercules requires that the Company maintain a minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement.
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
In connection with the Loan Agreement, the Company issued a warrant to Hercules, exercisable for an aggregate of 34,260 of the Company’s common shares at an exercise price of $96.32 per share (the "Warrant"). In August 2017, Hercules exercised the Warrant on a cashless basis and received a net issuance of 16,228 of the Company's common shares. The Warrant was accounted for as an equity instrument since it was indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance of approximately $2.3 million was estimated using the Black-Scholes model. In addition, at the closing of the Term Loan, the Company paid transaction costs of $1.5 million. These amounts were recorded as a discount on the debt and are amortized to interest expense using the effective interest method over the life of the Term Loan, which is a period of 48 months.
Outstanding debt obligations were as follows (in thousands):

	March 31, 2019	March 31, 2018

Principal amount	$45,295	$55,000
Less: unamortized discount and debt issuance costs	(1,119)	(2,322)
Loan payable less unamortized discount and debt issuance costs	44,176	52,678
Less: current portion of long-term debt	21,182	9,753
Long-term loan payable, net of current maturities	$22,994	$42,925
Annual maturities of debt outstanding as of March 31, 2019 are as follows (in thousands):

Years ending March 31,
2020	$21,182
2021	24,113
Thereafter	—
Total	$45,295
Note 7—Related Party Transactions
(A) Services Agreements:
In 2015, the Company and ASI entered into a services agreement with RSI (the "RSI Services Agreement") under which RSI agreed to provide certain administrative and research and development services to the Company. The Company and ASI amended and restated the RSI Services Agreement with RSI on October 13, 2015, effective for the fiscal year commencing April 1, 2015. Under the RSI Services Agreement, as amended and restated, the Company pays or reimburses RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI employees, RSI charges back the employee compensation expense plus a predetermined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs are billed back at cost. The accompanying consolidated financial statements include third-party expenses that have been paid by RSI and RSL, as well as share-based compensation expense allocated to the Company by RSL (see Note 9(B)(2)).
In February 2017, the Company and ASI amended and restated the RSI Services Agreement, effective as of December 13, 2016, to add ASG as a services recipient. In addition, in February 2017, ASG entered into a separate services agreement with RSG (the "RSG Services Agreement"), a wholly owned subsidiary of RSL, effective as of December 13, 2016, for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. In June 2019, both the RSI Services Agreement and the RSG Services Agreement were amended, whereby RSI and RSG, respectively, as service providers, have agreed to indemnify the Company and each of its officers, employees and directors against all losses arising out of, due to or in connection with the provision of services (or the failure to provide services) under the applicable services agreement, subject to certain limitations set forth in the applicable services agreement. In addition, the Company has agreed to indemnify RSI and RSG, respectively, and their respective affiliates and officers, employees and directors against all losses arising out of, due to or in connection with the receipt of services under the applicable services agreement, subject to certain limitations set forth in the applicable services agreement. Such indemnification obligations will not exceed the payments made by the Company under the applicable services agreement for the specific service that allegedly caused or was related to the losses during the period in which such alleged losses were incurred. The term of each of the services agreements will continue until terminated upon 90 days’ written notice by any party with respect to the services such party provides or receives thereunder.
Under the RSI Services Agreement and the RSG Services Agreement, the Company incurred expenses of $5.1 million and $8.5 million for the years ended March 31, 2019 and 2018, respectively, inclusive of the mark-up, which includes a portion of the expenses incurred by RSI and RSL on behalf of the Company that have been treated as capital contributions (see Note 8(B)).
(B) Information Sharing and Cooperation Agreement:
In March 2015, the Company entered into an information sharing and cooperation agreement (the "Cooperation Agreement") with RSL. The Cooperation Agreement, among other things, grants the Company a right of first review on any potential dementia-related product or investment opportunity that RSL may consider pursuing and obligates the Company to deliver periodic financial statements and other financial information to RSL and comply with other specified financial reporting requirements.

On June 5, 2018, in connection with the Private Placement, the Company entered into an amended and restated information sharing and cooperation agreement (the "Restated Cooperation Agreement") with RSL, which became effective as of July 9, 2018, the closing date of the Private Placement. The Restated Cooperation Agreement, among other things: (1) obligates the Company to deliver to RSL periodic financial statements and other information upon reasonable request and to comply with other specified financial reporting requirements; (2) requires the Company to supply certain material information to RSL to assist it in preparing any future SEC filings; and (3) requires the Company to implement and observe certain policies and procedures related to applicable laws and regulations. The Company agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a shareholder under the Restated Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to the Company or any of its subsidiaries, subject to certain limitations set forth in the Restated Cooperation Agreement.
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
(C) Family Relationships:
Geetha Ramaswamy, MD, the former Vice President, Medical and Scientific Strategy of ASI and an employee of RSI, is the mother of Vivek Ramaswamy, the Chief Executive Officer of RSI, former Chairman of the Company's Board of Directors and former Chief Executive Officer of the Company. Shankar Ramaswamy, MD, the Chief Business Officer of ASI and a former employee of RSI, is the brother of Vivek Ramaswamy. Geetha Ramaswamy, MD was no longer employed by ASI beginning in October 2017. The consolidated financial statements include share-based compensation expense associated with family members Geetha Ramaswamy, MD and Shankar Ramaswamy, MD (see Note 9(B)(3)).
Salary expenses were $300,000 and $267,800 for Shankar Ramaswamy for the years ended March 31, 2019 and 2018, respectively. Salary expense was $133,900 for Geetha Ramaswamy for the year ended March 31, 2018. There was no salary expense for Geetha Ramaswamy for the year ended March 31, 2019.
(D) RSL Financings:
On July 9, 2018, the Company received $25.0 million of net proceeds from RSL in exchange for the issuance and sale of 1,785,714 of the Company's common shares to RSL at a purchase price of $14.00 per common share, which was the closing price per share of the Company's common shares on the Nasdaq Global Select Market on June 5, 2018, the date of the share purchase agreement (see Note 8(B)).
On December 18, 2018, the Company issued and sold 4,145,115 common shares in a follow-on public offering, including 395,115 common shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at an offering price of $8.00 per common share for gross proceeds of $33.2 million, including 1,250,000 shares issued and sold to RSL. The aggregate net proceeds to the Company were approximately $31.6 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 8(B)).
In March 2019, the Company issued and sold 3,333,333 common shares at an offering price of $12.00 per common share for gross proceeds of $40.0 million, including 833,333 shares issued and sold to RSL. The aggregate net proceeds to the Company were approximately $37.9 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 8(B)).
Note 8—Shareholders’ Equity
(A) Overview:
The Company’s Memorandum of Association, filed on October 31, 2014 in Bermuda, authorized the issuance of one class of shares. The total number of shares authorized was 1,000,000,000 with a par value per share of $0.00001 at March 31, 2019. A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders. The reverse share split reduced the number of common shares issued and outstanding from approximately 182.2 million to 22.8 million as of March 31, 2019. As such, all references to share and per share amounts in the financial statements and accompanying notes to the financial statements have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.

(B) Transactions:
In April 2017, the Company issued and sold 969,188 common shares, including 126,415 common shares sold pursuant to the exercise in full of the underwriters' option to purchase additional shares, at an offering price of $148.32 per common share for gross proceeds of $143.7 million. The net proceeds to the Company were $134.5 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.
For the years ended March 31, 2019 and March 31, 2018, RSI and RSG incurred $1.9 million and RSL incurred $0.3 million, respectively, of expenses on behalf of the Company. These amounts were treated as capital contributions.
On June 5, 2018, the Company entered into a share purchase agreement with RSL, its majority shareholder, pursuant to which the Company agreed to issue and sell to RSL 1,785,714 of its common shares at a purchase price of $14.00 per share, which was the closing price per share of the Company's common shares on the Nasdaq Global Select Market on June 5, 2018. On July 9, 2018, the Company received $25.0 million of net proceeds from RSL upon the closing of this private placement (see Note 7 (D)).
On June 22, 2018, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell the Company's common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as the Company's agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of the Company's common shares sold under the sales agreement. As of March 31, 2019, approximately $74.9 million of the Company's common shares remained available for sale under the sales agreement.
On December 18, 2018, the Company issued and sold 4,145,115 common shares in a follow-on public offering, including 395,115 common shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at an offering price of $8.00 per common share for gross proceeds of $33.2 million. The aggregate net proceeds to the Company were approximately $31.6 million, after deducting underwriting discounts and commissions and offering expenses incurred. See Note 7(D) for information regarding RSL's participation in this offering.
In March 2019, the Company issued and sold 3,333,333 common shares at an offering price of $12.00 per common share for gross proceeds of $40.0 million. The aggregate net proceeds to the Company were approximately $37.9 million, after deducting underwriting discounts and commissions and offering expenses incurred. See Note 7(D) for information regarding RSL's participation in this offering.
Note 9—Share-Based Compensation
Stock Options:
In March 2015, the Company adopted its 2015 Equity Incentive Plan (the "2015 Plan"). A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders. The reverse share split reduced the number of shares authorized for issuance, the number of shares available for issuance, and the number of options outstanding under the 2015 Plan from approximately 24.8 million to 3.1 million, from approximately 8.4 million to 1.0 million, and from approximately 15.4 million to 1.9 million, respectively, as of March 31, 2019. As such, all references to share and per share amounts in the financial statements and accompanying notes to the financial statements have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.
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
On March 1, 2018, the Board of Directors approved the repricing of 159,880 stock options previously granted to 52 individuals, including some now employed by RSI. The revised exercise price for these options is $11.92, the closing price for the Company's common shares on March 1, 2018. The Company immediately recorded $0.1 million of additional share-based compensation expenses related to 18,764 vested options and increased unrecognized compensation related to 141,116 non-vested options by $0.5 million, which is recognized over the remaining service period of the non-vested options.

The Company estimated the fair value of each time-based stock option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table:

	Years Ended March 31,
	2019	2018
Expected share price volatility	85.5%	79.6%
Expected risk free interest rate	2.82%	2.33%
Expected term, in years	6.03	6.50
Expected dividend yield	—%	—%
The Company estimated the grant date fair value of each market-based performance stock option granted during the year ended March 31, 2019 using a Monte Carlo Simulation method under the income approach by applying the following assumptions:

Expected share price volatility	70.6 - 85.6%
Contractual term, in years	10
The following table presents a summary of option activity and data under the Company's stock incentive plans through March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2017	979,986	$59.93	$96.50	8.49	$61,104,445
Granted	2,148,976	81.14	55.51
Exercised	(92,604)	17.06	110.84		$13,002,098
Forfeited	(1,275,756)	117.25	80.56
Cancelled	0	—	—
Options outstanding at March 31, 2018	1,760,602	$44.11	$52.68	8.73	$1,347,255
Granted	606,599	16.41	11.42
Exercised	(39,130)	8.57	100.42		$242,574
Forfeited	(408,913)	53.04	53.64
Cancelled	—	—	—
Options outstanding at March 31, 2019	1,919,158	$34.09	$49.35	6.86	$1,569,809
Options vested and expected to vest at March 31, 2019	1,919,158	$34.09	$49.35	6.86	$1,569,809
Options exercisable at March 31, 2019	1,501,655	$37.15	$55.57	6.82	$1,241,873
At March 31, 2019, there were vested options to purchase 0.9 million common shares outstanding.

(A) Stock Options Granted to Employees and Directors:
During the years ended March 31, 2019 and 2018, the Company granted to its employees and directors under the 2015 Plan options to purchase a total of 0.5 million and 2.0 million common shares, respectively, with weighted average exercise prices of $18.37 and $76.49, respectively, and recorded related share-based compensation expense of $16.9 million and $21.0 million, respectively. This share-based compensation expense is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations. The stock options granted to employees during the year ended March 31, 2019 include options with market-based performance conditions to purchase 0.1 million common shares at a weighted average exercise price of $20.49 per share and a corresponding grant date fair value of $1.5 million, which was estimated using a Monte Carlo Simulation method under the income approach. At March 31, 2019, options with market-based performance conditions to purchase 0.2 million common shares at a weighted average exercise price of $16.24 per share were outstanding. The market-based performance options vest based on the Company's common shares exceeding certain closing prices. At March 31, 2019, options with market-based performance conditions to purchase 40 thousand common shares at a weighted average exercise price of $11.68 per share were vested, all of which vested during the year ended March 31, 2019. At March 31, 2019, total unrecognized compensation expense related to non-vested options was $14.0 million and is expected to be recognized over the remaining weighted-average service period of 2.42 years.
(B) Share-Based Compensation for Related Parties:
(1) Stock Options Granted to Nonemployees:
During the years ended March 31, 2019 and 2018, the Company granted stock options to purchase 125,000 and 130,815 shares, respectively, of the Company's common shares to consultants as well as employees and consultants of RSI as compensation for support services provided to the Company. The fair value of the stock options granted to RSI employees and other consultants is accounted for by the Company in accordance with the authoritative guidance for nonemployee equity awards.
Each award is subject to a specified vesting schedule. Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $0.9 million and $4.8 million of share-based compensation expense, respectively, for the years ended March 31, 2019 and 2018. The share-based compensation expense was recorded within research and development and general and administrative expense in the accompanying consolidated statements of operations. The total remaining unrecognized compensation cost related to the non-vested stock options amounted to $0.3 million as of March 31, 2019, which is expected to be recognized over the weighted-average remaining service period of 2.32 years.
(2) Share-Based Compensation Allocated to the Company by RSL:
The Company incurs share-based compensation expense for RSL common share awards and RSL options issued by RSL to RSL, RSG and RSI employees. Share-based compensation expense is allocated to the Company by RSL based upon the relative percentage of time utilized by RSL, RSG and RSI employees on Company matters.
A significant component of total share-based compensation expense relates to the RSL common share awards and RSL options issued by RSL to RSL, RSG and RSI employees. The Company recorded share-based compensation (benefit) expense of $(2.6) million and $5.4 million, respectively, for the years ended March 31, 2019 and 2018, in relation to the RSL common share awards and options issued by RSL to RSL, RSG and RSI employees. The RSL common share awards and RSL options are fair valued on the date of grant, which is recognized over the requisite service period. The fair value of each RSL option is estimated on the date of grant using the Black-Scholes closed-form option-pricing model. Significant judgment and estimates were used to estimate the fair value of these awards and options as RSL is not publicly traded, and as such, these awards and options classified as Level 3 due to their unobservable nature. RSL common share awards and RSL options are subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including targets for RSL’s post-IPO market capitalization and future financing events).
(3) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options, which have been valued consistently with those issued to RSL, RSI and RSG employees as detailed above. The Company recorded share-based compensation expense of $1.3 million and $0.7 million for the years ended March 31, 2019 and 2018, respectively, related to these awards.

(4) Share-Based Compensation for Family Members:
During the year ended March 31, 2018, the Company granted Geetha Ramaswamy and Shankar Ramaswamy stock options to purchase 4,687 common shares and 73,435 common shares, respectively, as annual stock option grants in their capacities as employees of ASI. Geetha Ramaswamy, MD was no longer employed by ASI beginning in October 2017. The Company recorded aggregate share-based compensation expense of $3.2 million and $4.0 million, respectively, for the years ended March 31, 2019 and 2018 in connection with options vesting for Geetha Ramaswamy, MD and Shankar Ramaswamy, MD.
Shankar Ramaswamy, while previously employed by RSI, was also granted RSL common shares. For the years ended March 31, 2019 and 2018, respectively, the Company recorded share-based compensation expense of $0.1 million and $0.5 million related to the RSL common share awards held by Shankar Ramaswamy, which the Company has recorded as research and development expense in the accompanying consolidated statements of operations. At March 31, 2019, all compensation expense related to these RSL common share awards had been recognized.
Note 10—Income Taxes
The loss before income taxes and the related tax expense (benefit) are as follows (in thousands):

	Year ended March 31, 2019	Year ended March 31, 2018
Loss before income taxes:
United States	$(11,345)	$(13,039)
Switzerland	(111,383)	(197,765)
Bermuda[1]	(6,206)	(9,697)
Other[2]	2	(151)
Total loss before income taxes	$(128,932)	$(220,652)
Current taxes:
United States	$123	$(1,455)
Switzerland	—	—
Bermuda[1]	—	—
Other[3]	10	(333)
Total current tax expense (benefit)	133	(1,788)
Deferred taxes:
United States	—	2,669
Switzerland	—	—
Bermuda[1]	—	—
Other[2]	—	40
Total deferred tax expense	—	2,709
Total income tax expense	$133	$921

[1]Bermuda entity is centrally controlled and managed in the United Kingdom.
2AHL (United Kingdom) and ASEU (Ireland).
[3]Includes state income tax expense.

A reconciliation of income tax benefit computed at the Bermuda statutory rate to income tax expense reflected in the financial statements is as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2019		March 31, 2018
	$	%	$	%
Income tax benefit at Bermuda statutory rate	$—	—%	$—	—%
Foreign rate differential[1]	(14,653)	11.37	(122,908)	55.70
Valuation allowance	29,962	(23.24)	113,070	(51.24)
Research and development credit	(1,437)	1.12	—	—
Research and development true-up	318	(0.25)	—	—
Switzerland rate change	(14,057)	10.90	6,216	(2.82)
U.S. tax reform implications	—	—	4,543	(2.06)
Other	—	—	—	—
Total income tax expense	$133	(0.10)%	$921	(0.42)%
1 Primarily related to current tax on United States operations including permanent and temporary differences, Swiss net operating losses and United Kingdom taxation of the parent company.
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company's provision for income taxes is primarily federal, state and local taxes in the United States. The Company's effective tax rates of (0.10)% and (0.42)% , respectively, for the years ended March 31, 2019 and March 31, 2018 differ from the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, stock compensation deductions and a valuation allowance that effectively eliminates the Company's net deferred tax assets.
On October 24, 2016, the FASB issued ASU No. 2016-16, which eliminates the prohibition of immediate recognition of current and deferred income tax impact for all intra-entity asset transfers, except for inventory. The Company has adopted ASU No. 2016-16 in the year ended March 31, 2019 and recognized a deferred tax asset of $3.8 million upon adoption with a corresponding valuation allowance of $3.8 million, which was subsequently impaired.
As of March 31, 2019, the Company had an aggregate tax receivable of $1.7 million from various federal, state and local jurisdictions. Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2019 and 2018 are as follows (in thousands):

	March 31, 2019	March 31, 2018
Deferred tax assets:
Research tax credits	$9,876	$8,757
Intangibles	5,995	—
Other	18	293
Net operating loss	144,866	118,661
Share-based compensation	10,249	9,635
Subtotal	171,004	137,346
Valuation allowance	(171,004)	(137,211)
Deferred tax liabilities:
Depreciation	—	(135)
Total net deferred tax assets	$—	$—

The Company has net operating losses in the United States, Switzerland, the United Kingdom and Ireland in the amounts of $22 thousand, $1.01 billion, $6.3 million and $4 thousand, respectively. The United States federal net operating loss can be carried forward indefinitely with utilization limited to 80% of future taxable income. The Switzerland net operating loss will begin to expire as of March 31, 2025. The United Kingdom net operating loss can be carried forward indefinitely with an annual limitation on utilization. As of March 31, 2019, the Company has federal research and development carryforwards of approximately $9.9 million. If not utilized, the research and development credit carryforwards will start to expire in 2038.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company's cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a full valuation allowance of $171.0 million as of March 31, 2019, representing the portion of the deferred tax asset that is not more likely than not to be realized. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.
There are outside basis differences related to the Company's investment in subsidiaries for which no deferred taxes have been recorded as these would not be subject to tax on repatriation as Bermuda has no tax regime for Bermuda exempted limited companies, and the United Kingdom tax regime relating to company distributions and sales generally provides for exemption from tax for most overseas profits, subject to certain exceptions.
The Company is subject to tax and files income tax returns in the United Kingdom, Switzerland, Ireland and the United States federal and United States state and local jurisdictions. The Company is subject to tax examinations for tax years ended March 31, 2016 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. There are no uncertain tax benefits recorded as of March 31, 2019.
Note 11—Commitments and Contingencies
As of March 31, 2019, the Company had entered into commitments under the Oxford BioMedica Agreement (see Note 3), the UMMS Agreement (see Note 3), the Benitec Agreement (see Note 3), the Loan Agreement (see Note 6), a development, marketing and supply agreement with Arena Pharmaceuticals GmbH, the services agreements with RSI and RSG (see Note 7 (A)), and agreements to rent office space. On June 5, 2019, the Company, through its wholly owned subsidiary, ASG, notified Benitec of its intention to terminate Benitec Agreement in its entirety, which will be effective on September 3, 2019 with no termination penalties to be incurred by the Company (see Note 14). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. The manufacturing agreements can be terminated by the Company with 30 days written notice.
License Agreements
During the year ended March 31, 2019, $1.0 million was accrued as research and development expense for a development milestone achieved under the UMMS Agreement. Additionally, $15.0 million was accrued as research and development expense subsequent to the year ended March 31, 2019 for a development milestone achieved in April 2019 under the Oxford BioMedica Agreement (see Note 14).
Real Property Leases
In June 2017, the Company entered into an agreement with a third-party to lease approximately 19,554 square feet of office space in New York, New York. This agreement was originally set to expire in January 2019 and was extended to January 2021 in August 2018. ASA leases 955 square feet of office space in Princeton, New Jersey under a lease agreement expiring in August 2020. For the year ended March 31, 2019, the Company incurred $1.7 million in rent expense under these agreements.
During the year ended March 31, 2016, the Company entered into two subleases with RSI for office space in New York, New York. Under the terms of the subleases, RSI paid rent obligations directly pursuant to a master lease, and then invoiced the Company based on the Company's proportionate share of the space and overhead expenses, calculated based upon the relative numbers of full-time equivalent employees located on the premises. As a result, the Company's rent obligations were not fixed. The Company ceased incurring rent expense under this arrangement with RSI after entering into the June 2017 agreement for office space. For the year ended March 31, 2018, the Company incurred $0.9 million in rent expense under this arrangement with RSI.

The following table sets forth the remaining future minimum lease payments, net of prepayments, outstanding for operating leases as of March 31, 2019 and due within each respective fiscal year ending March 31 (in thousands):

2020	$1,791
2021	898
Thereafter	—
Total	$2,689
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
During the year ended March 31, 2019, the Company made cash expenditures of approximately $2.5 million for one-time severance and related costs in connection with the corporate realignments completed in the prior fiscal year.
The impacted employees are eligible to receive severance payments in specified amounts, health benefits and outplacement services. The Company has recorded these charges in research and development and general and administrative expenses in the accompanying consolidated statements of operations based on responsibilities of the impacted employees.
A reconciliation of accrued employee severance and other personnel benefits from April 1, 2018 to March 31, 2019 is as follows (in thousands):

	Balance as of April 1, 2018	Expenses, net	Cash	Noncash	Balance as of March 31, 2019
Employee severance and other personnel benefits	$2,460	$—	$(2,452)	$—	$8
Note 13—Selected Quarterly Financial Data (Unaudited)
The following table presents selected quarterly financial data for the years ended March 31, 2019 and March 31, 2018:

	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2019	2017	2017	2017	2018
Research and development expenses	$37,418	$21,502	$21,483	$7,149	$43,712	$38,555	$37,346	$21,799
General and administrative expenses	11,754	10,622	10,933	6,157	21,518	30,112	18,032	2,244
Total operating expenses	49,172	32,124	32,416	13,306	65,230	68,667	55,378	24,043
Net loss	(51,888)	(33,835)	(34,296)	(9,046)	(69,266)	(69,086)	(57,902)	(25,319)
Net loss per share attributable to common shareholders - basic and diluted	$(3.85)	$(2.24)	$(2.13)	$(0.45)	$(5.21)	$(5.14)	$(4.30)	$(1.88)

Note 14—Subsequent Events
On April 30, 2019, the Company announced the dosing of the first patient of the second cohort in the SUNRISE-PD Phase 2 trial of AXO-LENTI-PD in Parkinson’s disease patients, which represented the achievement of a development milestone specified in the Oxford BioMedica Agreement and obligated the Company to make a payment of $15.0 million to Oxford BioMedica.
On May 8, 2019, a 1-for-8 reverse share split of the Company's outstanding common stock was effected as approved by the Company's Board of Directors and a majority of its shareholders. The reverse share split reduced the number of common shares issued and outstanding from approximately 182.2 million to 22.8 million as of March 31, 2019. The reverse share split also reduced the number of shares authorized for issuance, the number of shares available for issuance, and the number of options outstanding under the 2015 Plan from approximately 24.8 million to 3.1 million, from approximately 8.4 million to 1.0 million, and from approximately 15.4 million to 1.9 million, respectively, as of March 31, 2019. As such, all references to share and per share amounts in the financial statements and accompanying notes to the financial statements have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.
On June 5, 2019, the Company notified Benitec of its intention to terminate the Benitec Agreement in its entirety. The termination of the Benitec Agreement will be effective on September 3, 2019, the 90th day following the date of the Company's notice of termination. Upon the effective date of the termination of the Benitec Agreement, all rights and licenses granted to the Company thereunder will cease, including its rights to AXO-AAV-OPMD, which was in preclinical development for the treatment of oculopharyngeal muscular dystrophy, and all other early-stage research collaboration programs. No termination penalties are to be incurred by the Company in connection with the termination of the Benitec Agreement.