Form 10-Q
period 2019-06-30
Axovant Gene Therapies Ltd.
filed 2019-08-09
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37418

Axovant Gene Therapies Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1333697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1, 3rd Floor 11-12 St. James's Square London SW1Y 4LB, United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +44 203 997 8931

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Shares, par value $0.00001 per share	AXGT	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on August 7, 2019, was 22,780,672.

AXOVANT GENE THERAPIES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$84,176	$106,999
Prepaid expenses and other current assets	5,657	5,859
Income tax receivable	1,916	1,726
Total current assets	91,749	114,584
Long-term investment	5,871	5,871
Other non-current assets	46	973
Operating lease right-of-use assets	2,664	—
Property and equipment, net	1,115	1,278
Total assets	$101,445	$122,706

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,896	$1,698
Accrued expenses	27,698	20,619
Current portion of operating lease liabilities	1,586	—
Current portion of long-term debt	21,855	21,182
Total current liabilities	54,035	43,499
Operating lease liabilities, net of current portion	525	—
Long-term debt	17,533	22,994
Total liabilities	72,093	66,493

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 22,780,672 and 22,779,891 issued and outstanding at June 30, 2019 and March 31, 2019, respectively	—	—
Additional paid-in capital	743,486	741,318
Accumulated deficit	(714,073)	(686,016)
Accumulated other comprehensive (loss) income	(61)	911
Total shareholders’ equity	29,352	56,213
Total liabilities and shareholders’ equity	$101,445	$122,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2019	2018
Operating expenses:
Research and development expenses(1)
(includes $721 and $2,517 of share-based compensation expense for the three months ended June 30, 2019 and 2018, respectively)	$21,090	$37,418
General and administrative expenses(2)
(includes $1,414 and $3,342 of share-based compensation expense for the three months ended June 30, 2019 and 2018, respectively)	6,468	11,754
Total operating expenses	27,558	49,172
Other expenses:
Interest expense	1,558	1,970
Other (income) expense	(1,097)	668
Loss before income tax expense	(28,019)	(51,810)
Income tax expense	38	78
Net loss	$(28,057)	$(51,888)
Net loss per common share — basic and diluted	$(1.23)	$(3.85)
Weighted-average common shares outstanding — basic and diluted	22,780,114	13,473,740

(1) Includes total costs allocated from RSL, RSI and RSG of $0 and $2,619 for the three months ended June 30, 2019 and 2018, respectively.

(2) Includes total costs allocated from RSL, RSI and RSG of $28 and $1,302 for the three months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2019	2018
Net loss	$(28,057)	$(51,888)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(972)	559
Total other comprehensive (loss) income	(972)	559
Comprehensive loss	$(29,029)	$(51,329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at March 31, 2018	13,473,512	$—	$628,111	$(556,951)	$126	$71,286
Issuance of shares upon exercise of stock options	875	—	10	—	—	10
Share-based compensation expense	—	—	5,369	—	—	5,369
Capital contribution received by ASG from RSI	—	—	490	—	—	490
Foreign currency translation adjustment	—	—	—	—	559	559
Net loss	—	—	—	(51,888)	—	(51,888)
Balance at June 30, 2018	13,474,387	$—	$633,980	$(608,839)	$685	$25,826

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at March 31, 2019	22,779,891	$—	$741,318	$(686,016)	$911	$56,213
Issuance of shares upon exercise of stock options	781	—	5	—	—	5
Share-based compensation expense	—	—	2,135	—	—	2,135
Capital contribution received by ASG from RSI	—	—	28	—	—	28
Foreign currency translation adjustment	—	—	—	—	(972)	(972)
Net loss	—	—	—	(28,057)	—	(28,057)
Balance at June 30, 2019	22,780,672	$—	$743,486	$(714,073)	$(61)	$29,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(28,057)	$(51,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	25	—
Unrealized foreign currency translation adjustment	(972)	559
Amortization of operating lease right-of-use assets	369	—
Share-based compensation expense	2,135	5,859
Depreciation and non-cash amortization	426	1,034
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	306	(5,274)
Income tax receivable	(190)	135
Other non-current assets	340	(3,784)
Accounts payable	1,198	(2,518)
Due to RSL, RSI and RSG	(103)	1,193
Accrued expenses	7,161	(6,729)
Operating lease liabilities	(369)	—
Net cash used in operating activities	(17,731)	(61,413)
Cash flows from investing activities:
Purchases of property and equipment	(78)	—
Net cash used in investing activities	(78)	—
Cash flows from financing activities:
Capital contribution received by ASG from RSI	28	—
Payments on long-term debt	(5,047)	—
Cash proceeds from stock option exercises	5	10
Net cash (used in) provided by financing activities	(5,014)	10
Net change in cash and cash equivalents	(22,823)	(61,403)
Cash and cash equivalents—beginning of period	106,999	154,337
Cash and cash equivalents—end of period	$84,176	$92,934
Non-cash operating activities:
Operating lease right-of-use assets recognized upon the adoption of ASC 842, Leases, on April 1, 2019	$2,986	$—
Operating lease liabilities recognized upon the adoption of ASC 842, Leases, on April 1, 2019	2,400	—
Amounts reclassified from other non-current assets to operating lease right-of-use assets upon the adoption of ASC 842, Leases, on April 1, 2019	586	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Description of Business
Axovant Gene Therapies Ltd. ("AGT"), together with its wholly owned subsidiaries (the "Company"), is a clinical-stage company focused on gene therapy for neurological diseases. The Company is developing a pipeline of innovative product candidates for the treatment of these debilitating diseases, including Parkinson's disease, GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). The Company is dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need.
AGT is an exempted limited company incorporated under the laws of Bermuda, which was originally formed under the name Roivant Neurosciences Ltd. in October 2014 and changed its name to Axovant Sciences Ltd. in March 2015 and to Axovant Gene Therapies Ltd. in March 2019. AGT has seven wholly owned subsidiaries:

•	Axovant Holdings Limited ("AHL");

•	Axovant Sciences, Inc. ("ASI");

•	Axovant Sciences GmbH ("ASG");

•	Axovant Sciences America, Inc. ("ASA");

•	Axovant Treasury Holdings, Inc. ("ATH");

•	Axovant Treasury, Inc. ("ATI"); and

•	Axovant Sciences Europe Limited.
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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the "Annual Report"), filed with the Securities and Exchange Commission ("SEC") on June 11, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020, for any other interim period, or for any other future year.
Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and as amended by Accounting Standards Updates ("ASU"), issued by the Financial Accounting Standards Board ("FASB"). These unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern (See Note 2(B)).

A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders, which reduced the number of common shares issued and outstanding from approximately 182.2 million to 22.8 million as of May 8, 2019. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.
There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report, except for the Company's adoption of Topic 842, "Leases (Topic 842)" ("Topic 842") (see Note 2(F) and Note 5).
(B) Going Concern and Management's Plans:
The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Topic 205-40, "Presentation of Financial Statements—Going Concern" ("ASC Topic 205-40"), which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim consolidated financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by management.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.
As of June 30, 2019, the Company’s cash and cash equivalents totaled $84.2 million and its accumulated deficit was $714.1 million. For the three months ended June 30, 2019 and the fiscal years ended March 31, 2019 and 2018, the Company incurred net losses of $28.1 million, $129.1 million and $221.6 million, respectively. As of June 30, 2019, the Company had aggregate net interest-bearing indebtedness of $39.4 million, of which $21.9 million was due within one year. The Company’s Loan Agreement (as defined in Note 7) with Hercules Capital, Inc. ("Hercules") requires that the Company maintain a minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement. Failure to meet this minimum covenant would be considered an event of default under the Loan Agreement and could result in the acceleration of the Company’s existing indebtedness. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows, for the foreseeable future as it continues to develop its gene therapy product candidates and prepares for potential future regulatory approvals and commercialization of its products, if approved. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates. The Company anticipates that its current cash and cash equivalent balance will not be sufficient to maintain compliance with the minimum liquidity financial covenant under the Loan Agreement beyond the one-year period following the date that these unaudited condensed consolidated financial statements and accompanying notes were issued if the Loan Agreement is not amended or an additional financing is not completed. The Company's current cash and cash equivalents balance will also not be sufficient to complete all necessary development activities and commercially launch its products.
To continue as a going concern, the Company will need, among other things, to raise additional capital resources. The Company continually assesses multiple options to obtain additional funding to support its operations, including proceeds from offerings of the Company’s equity securities or debt, cash received from the exercise of outstanding common stock options, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete its currently planned development programs. Management can provide no assurances that it can raise a sufficient amount of financing for the Company on favorable terms, if at all. Although the Company has successfully obtained financing in the past, and management believes that it will continue to do so in the future, ASC Subtopic 205-40 does not permit future financing activities that are not probable of being implemented and probable of alleviating the conditions that raise substantial doubt to be included in the Company's assessment of its liquidity.
Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as going concern. These unaudited condensed consolidated financial statements and accompanying notes have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(C) Use of Estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to certain assets, including which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate its ability to continue as a going concern and estimate the fair value of its stock option awards. Specifically, the Company estimates the grant date fair value of stock option awards with only time-based vesting requirements using a Black-Scholes valuation model and uses a Monte Carlo Simulation method under the income approach to estimate the grant date fair value of stock option awards with market-based performance conditions. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
(D) Net Loss per Common Share:
Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data. Stock options to purchase approximately 3.0 million and 1.9 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three months ended June 30, 2019 and 2018, respectively, because they were anti-dilutive given the net loss of the Company.
(E) Financial Instruments and Fair Value Measurement:
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

The Company’s financial instruments include cash and cash equivalents, accounts payable and long-term debt. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company's money market fund included in cash and cash equivalents of $30.3 million at June 30, 2019 approximated fair value, which is based on quoted prices in active markets for identical securities.
At June 30, 2019, the Company held a long-term investment in nonredeemable convertible preferred stock, which is accounted for in accordance with the provisions of ASC 321, "Investments - Equity Securities" whereby the Company elected to use the measurement alternative therein (see Note 4).
The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at June 30, 2019 in determining such values (in thousands):

	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$30,275	$30,275	$—	$—
The carrying value of the Company’s debt of $39.4 million at June 30, 2019 approximated fair value, which was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.
(F) Recent Accounting Pronouncements:
In February 2016, the FASB issued Topic 842, which requires lessees to recognize on their consolidated balance sheets a liability to make lease payments and a right-of-use asset representing their right to use the underlying asset for the lease term for both finance and operating leases with lease terms greater than twelve months. Topic 842 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. Topic 842 allows entities to choose to use either (i) the effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as the date of initial application. Topic 842 provides a number of optional practical expedients in transition. The Company adopted Topic 842 on April 1, 2019 using the optional modified retrospective transition method. Comparative periods were not restated. For leases that commenced prior to April 1, 2019, the Company elected the following package of practical expedients when assessing the transition impact: (1) not to reassess whether any expired or existing contracts are or contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. The Company also elected to: (1) use the total lease term in its initial incremental borrowing rate calculation; (2) combine its lease and non-lease components and account for them as a single lease component; and (3) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. Upon adoption, the Company recorded corresponding aggregate operating lease right-of-use assets and operating lease liabilities of $3.0 million and $2.4 million, respectively, including $0.6 million of prepaid rent previously classified within other non-current assets in the Company’s consolidated balance sheet that was reclassified to operating lease right-of-use assets. The adoption of the new standard did not materially impact the Company’s consolidated results of operations and cash flows and did not have an impact on the Company’s beginning accumulated deficit balance. For additional information regarding the Company’s leases, see Note 5 for further information regarding the impact of the Company's adoption of Topic 842.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU No. 2018-02"). On December 22, 2017, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the "Tax Cuts and Jobs Act") was enacted in the United States, which introduced a comprehensive set of tax reforms. ASU No. 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act, from accumulated other comprehensive (loss) income to retained earnings. ASU No. 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted the provisions of ASU No. 2018-02 for the fiscal year beginning April 1, 2019, which did not have a material impact on its consolidated financial statements and related disclosures.

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
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.
Note 3—License and Collaboration Agreements
(A) Oxford BioMedica License Agreement
On June 5, 2018, the Company, through its wholly owned subsidiary, ASG, entered into an exclusive license agreement with Oxford BioMedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-LENTI-PD and related gene therapy products for all diseases and conditions (the "Oxford Agreement"). In June 2018, as consideration for the license, the Company made an upfront nonrefundable payment to Oxford of $30.0 million, $5.0 million of which was applied as a credit against the process development work and clinical supply that Oxford is obligated to provide to the Company over the term of the Oxford Agreement. Under the terms of the Oxford Agreement, the Company could be obligated to make payments to Oxford totaling up to $55.0 million upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones. In April 2019, certain development milestones were achieved resulting in a $13.0 million net payment due to Oxford. The Company will also be obligated to pay Oxford a tiered royalty from 7% to 10%, based on yearly aggregate net sales of the underlying gene therapy products, subject to specified reductions upon the occurrence of certain events as set forth in the Oxford Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country.
The Company is solely responsible, at its expense, for all activities related to the development and commercialization of the gene therapy products underlying the Oxford Agreement. Pursuant to the Oxford Agreement, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval of, and commercialize a gene therapy product underlying the Oxford Agreement in the United States and at least one major market country in Europe. In addition, the Company is required to meet certain diligence milestones and to include at least one U.S.-based clinical trial site in a pivotal study of a gene therapy product underlying the Oxford Agreement. If the Company fails to meet any of these specified development milestones, it may cure such failure by paying Oxford certain fees, which range from $0.5 million to $1.0 million.
The Company evaluated the Oxford Agreement and determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the in-process research and development ("IPR&D") had not reached technological feasibility, and therefore, has no alternative future use. Accordingly, $25.0 million of the $30.0 million upfront nonrefundable payment to Oxford under the Oxford Agreement was recorded as research and development expense in the Company's unaudited condensed consolidated statements of operations during the three months ended June 30, 2018. As the remaining $5.0 million of the upfront payment under the licensing agreement represents a nonrefundable payment for process development work and clinical supply that Oxford is obligated to provide over the term of the Oxford Agreement, the Company fully capitalized this portion of the payment upon execution, with $2.9 million remaining capitalized within prepaid expenses and other current assets in its unaudited condensed consolidated balance sheet as of June 30, 2019, which is recorded to research and development expense as the process development work and clinical supply are provided by Oxford. Additionally, the Company incurred $1.4 million and $0.1 million of AXO-LENTI-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statements of operations during the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019 and 2018, the Company paid a total of $1.3 million and $30.1 million, respectively, to Oxford, including the upfront nonrefundable payment during the three months ended June 30, 2018.

(B) Benitec Biopharma License and Collaboration Agreement
In July 2018, the Company, through its wholly owned subsidiary, ASG, entered into a license and collaboration agreement (the "Benitec Agreement") with Benitec Biopharma Limited ("Benitec"), pursuant to which the Company made an up front payment of $10.0 million and received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (collectively, the "AXO-AAV-OPMD Program") for all diseases and conditions. In June 2019, the Company notified Benitec of its intention to terminate the Benitec Agreement in its entirety, to be effective on September 3, 2019, the 90th day following the date of the Company’s notice of termination.
The Company evaluated the Benitec Agreement and determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the IPR&D had not reached technological feasibility, and therefore, has no alternative future use. Accordingly, the $10.0 million upfront nonrefundable payment was recorded as research and development expense in the Company's unaudited condensed consolidated statement of operations during the three months ended September 30, 2018. The Company also incurred $1.8 million of AXO-AAV-OPMD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations during the three months ended June 30, 2019. During the three months ended June 30, 2019, the Company paid a total of $0.7 million to Benitec.
(C) The University of Massachusetts Medical School Exclusive License Agreement
In December 2018, the Company, through its wholly owned subsidiary, ASG, entered into an exclusive license agreement (the "UMMS Agreement"), with the University of Massachusetts Medical School ("UMMS") pursuant to which the Company received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively. This license is exclusive with respect to patents and biological materials and non-exclusive with respect to know-how and is subject to UMMS' retained rights for academic research, teaching and non-commercial patient care purposes, as well as to certain pre-existing rights of the U.S. government.
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
The Company evaluated the UMMS Agreement and determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the IPR&D had not reached technological feasibility, and therefore, has no alternative future use. Accordingly, the upfront payment of $10.0 million made from the Company to UMMS was recorded as research and development expense in the Company's unaudited condensed consolidated statement of operations during three months ended December 31, 2018. In addition, the Company could be obligated to make payments to UMMS totaling up to $24.5 million upon the achievement of specified development and regulatory milestones and $39.8 million upon the achievement of specified commercial milestones. In February 2019, certain development and regulatory milestones were achieved resulting in a $1.0 million payment to UMMS. The Company is also obligated to pay UMMS tiered mid-single digit royalties based on yearly net sales of the licensed products, subject to a specified annual minimum amount. Additionally, the Company will pay UMMS a percentage of any revenues it receives from any third-party sublicenses to licensed products at rates ranging in the mid-single digits to mid-teens.
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
During the three months ended June 30, 2019, the Company incurred $1.0 million of program-specific costs related to AXO-AAV-GM1 and AXO-AAV-GM2 within research and development expenses in its unaudited condensed consolidated statement of operations and paid a total of $1.0 million to UMMS.

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
On February 13, 2019, ASI and ASG entered into a transition services agreement with two wholly owned subsidiaries of Arvelle, whereby ASI and ASG are entitled to receive reimbursement for any expenses they, or third parties acting on their behalf, incur on behalf of Arvelle or its subsidiaries (the "Transition Services Agreement"). For any general and administrative and research and development activities performed by its employees, ASI charges back the employee compensation expense plus a predetermined mark-up, whereby the Company recorded $0.1 million to other income in its unaudited condensed consolidated statement of operations during the three months ended June 30, 2019 for such costs, inclusive of the mark-up. All other costs are billed back at cost, whereby the Company billed Arvelle a total of $0.1 million during the three months ended June 30, 2019 for such charges under the terms of the Transition Services Agreement.
Note 5—Leases
The Company adopted the provisions of Topic 842 on April 1, 2019 using the effective date as its date of initial application using the optional modified retrospective transition method. Comparative periods were not restated. For leases that commenced prior to April 1, 2019, the Company elected the following package of practical expedients when assessing the transition impact: (1) not to reassess whether any expired or existing contracts are or contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. The Company also elected to: (1) use the total lease term in its initial incremental borrowing rate calculation; (2) combine its lease and non-lease components and account for them as a single lease component; and (3) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. Upon adoption, the Company recorded corresponding aggregate operating lease right-of-use assets and operating lease liabilities of $3.0 million and $2.4 million, respectively, including $0.6 million of prepaid rent previously classified within other non-current assets in the Company’s consolidated balance sheet that was reclassified to operating lease right-of-use assets. Operating right-of-use assets and obligations were recognized based on the present value of remaining lease payments over the lease term using an incremental borrowing rate of 12.9%. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates were used based on the information available at the adoption date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. Leases with an initial term of 12 months or less are not recorded within the Company's unaudited condensed balance sheet. In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.
The Company leases office facilities in New York, New York and Princeton, New Jersey, with corresponding lease terms ending in January 2021 and October 2020, respectively, whereby the last payment under the lease agreement for the office facility in New York, New York is due in September 2020. These leases are classified as operating leases in accordance with the provisions of Topic 842. The aggregate weighted-average remaining lease term and aggregate weighted-average discount rate were 1.6 years and 12.9%, respectively, for the Company's contractual rent obligations for operating leases as of June 30, 2019.

In each of the three months ended June 30, 2019 and 2018, the Company incurred $0.4 million in rent expense associated with contractual rent obligations for its operating leases. During the three months ended June 30, 2019, the Company paid $0.4 million related to its contractual rent obligations for operating leases. The following table provides a reconciliation of the Company's remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of June 30, 2019 (in thousands):

Fiscal Year Ending March 31,	Amount
2020	$1,358
2021	918
2022	20
2023	2
2024	—
Thereafter	—
Total undiscounted payments	2,298
Less: Present value adjustment	(187)
Present value of future payments	$2,111
Note 6—Accrued Expenses
As of June 30, 2019 and 2018, accrued expenses consisted of the following (in thousands):

	June 30, 2019	March 31, 2019

Research and development expenses	$24,295	$13,416
Salaries, bonuses, and other compensation expenses	1,758	3,899
Legal expenses	702	1,319
Other expenses	943	1,985
Total accrued expenses	$27,698	$20,619
Note 7—Long-term Debt
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

In connection with the Loan Agreement, the Company issued a warrant to Hercules, exercisable for an aggregate of 34,260 of the Company’s common shares at an exercise price of $96.32 per share (the "Warrant"). In August 2017, Hercules exercised the Warrant on a cashless basis and received a net issuance of 16,228 of the Company's common shares. The Warrant was accounted for as an equity instrument since it was indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance of approximately $2.3 million was estimated using the Black-Scholes model. In addition, at the closing of the Term Loan, the Company paid transaction costs of $1.5 million. These amounts were recorded as a discount on the debt and will be amortized to interest expense using the effective interest method over the life of the Term Loan, which is a period of 48 months.
Outstanding debt obligations were as follows (in thousands):

	June 30, 2019	March 31, 2019
Principal amount	$40,250	$45,295
Less: unamortized discount and debt issuance costs	(862)	(1,119)
Loan payable less unamortized discount and debt issuance costs	39,388	44,176
Less: current portion of long-term debt	(21,855)	(21,182)
Long-term loan payable, net of current maturities	$17,533	$22,994
Note 8—Related Party Transactions
(A) Services Agreements:
In October 2014, the Company and ASI entered into a services agreement with Roivant Sciences, Inc. ("RSI"), a wholly owned subsidiary of the Company's parent company, Roivant Sciences Ltd. ("RSL"), under which RSI agreed to provide certain administrative and research and development services to the Company (the "RSI Services Agreement"). The Company and ASI amended and restated the RSI Services Agreement with RSI on October 13, 2015, effective for the fiscal year commencing April 1, 2015. Under the RSI Services Agreement, as amended and restated, the Company pays or reimburses RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI employees, RSI charges back the employee compensation expense plus a predetermined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs are billed back at cost.
In February 2017, the Company and ASI amended and restated the RSI Services Agreement, effective as of December 13, 2016, to add ASG as a services recipient. In addition, in February 2017, ASG entered into a separate services agreement with Roivant Sciences GmbH ("RSG"), a wholly owned subsidiary of RSL, effective as of December 13, 2016 (the "RSG Services Agreement"), for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. In June 2019, both the RSI Services Agreement and the RSG Services Agreement were amended, whereby RSI and RSG, respectively, as service providers, have agreed to indemnify the Company and each of its officers, employees and directors against all losses arising out of, due to or in connection with the provision of services (or the failure to provide services) under the applicable services agreement, subject to certain limitations set forth in the applicable services agreement. In addition, the Company has agreed to indemnify RSI and RSG, respectively, and their respective affiliates and officers, employees and directors against all losses arising out of, due to or in connection with the receipt of services under the applicable services agreement, subject to certain limitations set forth in the applicable services agreement. Such indemnification obligations will not exceed the payments made by the Company under the applicable services agreement for the specific service that allegedly caused or was related to the losses during the period in which such alleged losses were incurred. The term of each of the services agreements will continue until terminated upon 90 days’ written notice by any party with respect to the services such party provides or receives thereunder.
Under the RSI Services Agreement, the Company incurred expenses of $28 thousand during the three months ended June 30, 2019, inclusive of the mark-up. Under the RSI Services Agreement and the RSG Services Agreement, the Company incurred expenses of $3.4 million for the three months ended June 30, 2018, inclusive of the mark-up.

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
(C) Family Relationships:
Shankar Ramaswamy, MD, the Chief Business Officer of ASI, and a former employee of RSI, is the brother of Vivek Ramaswamy, the Chief Executive Officer of RSI, former Chairman of the Company's Board of Directors and former Chief Executive Officer of the Company. Salary expenses for Shankar Ramaswamy, MD were $75,000 and $75,000 for the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019 and 2018, Shankar Ramaswamy, MD received annual cash bonuses for prior fiscal year performance of $142,500 and $133,900, respectively. These unaudited condensed consolidated financial statements also include share-based compensation expense associated with Shankar Ramaswamy, MD (see Note 10(B)(4)). During the three months ended June 30, 2019 and 2018, Shankar Ramaswamy, MD was granted stock options with an aggregate grant date fair value, as computed in accordance with FASB ASC 718, Compensation - Stock Compensation, of $0.4 million and zero, respectively.
(D) RSL Financings:
In July 2018, the Company received $25.0 million of net proceeds from RSL in exchange for the issuance and sale of 1,785,714 of the Company's common shares to RSL at a purchase price of $14.00 per common share, which was the closing price per share of the Company's common shares on the Nasdaq Global Select Market on June 5, 2018, the date of the share purchase agreement (see Note 9(B)).
In December 2018, the Company issued and sold 4,145,115 common shares in a follow-on public offering, including 395,115 common shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at an offering price of $8.00 per common share for gross proceeds of $33.2 million, including 1,250,000 shares issued and sold to RSL. The aggregate net proceeds to the Company were approximately $31.6 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 9(B)).
In March 2019, the Company issued and sold 3,333,333 common shares at an offering price of $12.00 per common share for gross proceeds of $40.0 million, including 833,333 shares issued and sold to RSL. The aggregate net proceeds to the Company were approximately $37.9 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 9(B)).

Note 9—Shareholders' Equity
(A) Overview:
The Company’s Memorandum of Association, filed on October 31, 2014 in Bermuda, authorized the issuance of one class of shares. The total number of shares authorized was 1,000,000,000 with a par value per share of $0.00001 at June 30, 2019. A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders, which reduced the number of common shares issued and outstanding from approximately 182.2 million to 22.8 million as of May 8, 2019. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.
(B) Transactions:
During the three months ended June 30, 2019, expenses of $28 thousand were incurred by RSI on behalf of the Company that were treated as capital contributions (see Note 8(A)).
On June 5, 2018, the Company entered into a share purchase agreement with RSL, its majority shareholder, pursuant to which the Company agreed to issue and sell to RSL 1,785,714 of its common shares at a purchase price of $14.00 per share, which was the closing price per share of the Company's common shares on the Nasdaq Global Select Market on June 5, 2018. On July 9, 2018, the Company received $25.0 million of net proceeds from RSL upon the closing of this private placement (see Note 8 (D)).
On June 22, 2018, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell the Company's common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as the Company's agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of the Company's common shares sold under the sales agreement. As of June 30, 2019, approximately $74.9 million of the Company's common shares remained available for sale under the sales agreement.
On December 18, 2018, the Company issued and sold 4,145,115 common shares in a follow-on public offering, including 395,115 common shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at an offering price of $8.00 per common share for gross proceeds of $33.2 million, including 1,250,000 shares issued and sold to RSL (see Note 8(D)). The aggregate net proceeds to the Company were approximately $31.6 million, after deducting underwriting discounts and commissions and offering expenses incurred.
In March 2019, the Company issued and sold 3,333,333 common shares, including 833,333 shares issued and sold to RSL, at an offering price of $12.00 per common share for gross proceeds of $40.0 million. The aggregate net proceeds to the Company were approximately $37.9 million, after deducting underwriting discounts and commissions and offering expenses incurred.
Note 10—Share-Based Compensation
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017 (the "2015 Plan"). A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected. In April 2019, the number of common shares authorized for issuance under the 2015 Plan increased automatically to approximately 4.0 million common shares in accordance with the terms of the 2015 Plan. At June 30, 2019, a total of 0.9 million common shares were available for future grant under the 2015 Plan, and options to purchase approximately 3.0 million common shares were outstanding under the 2015 Plan, with a weighted-average exercise price of $20.10 per share.

(A) Stock Options Granted to Employees and Directors:
During the three months ended June 30, 2019 and 2018, the Company granted to its employees and directors under the 2015 Plan options to purchase a total of 1.3 million and 0.1 million common shares, respectively, with weighted-average exercise prices of $8.45 and $27.21, respectively, and estimated grant date fair values of $6.4 million and $1.6 million, respectively. The stock options granted to employees during the three months ended June 30, 2019 and 2018 include options with market-based performance conditions to purchase 0.3 million and 31 thousand common shares, respectively, with weighted-average exercise prices of $8.48 and $30.32 per share, respectively, and corresponding estimated grant date fair values of $1.0 million and $0.6 million, respectively, which were estimated using Monte Carlo Simulation methods under the income approach. As of June 30, 2019, options with market-based performance conditions to purchase 0.5 million common shares at a weighted-average exercise price of $11.54 per share were outstanding. The market-based performance options vest based on the trading price for the Company’s common shares exceeding certain closing price thresholds. As of June 30, 2019, stock options with market-based performance conditions to purchase approximately 40 thousand common shares with a weighted-average exercise price of $11.68 per share were outstanding and vested.
The Company recorded total share-based compensation expense related to stock options issued to Company employees and directors of $2.1 million and $4.6 million, respectively, for the three months ended June 30, 2019 and 2018. The share-based compensation expense was recorded as research and development and general and administrative expense in the Company's unaudited condensed consolidated statements of operations. At June 30, 2019, total unrecognized compensation expense related to non-vested options was $14.3 million, which is expected to be recognized over the remaining weighted-average service period of 2.76 years.
(B) Share-Based Compensation for Related Parties:
(1) Stock Options Granted to Nonemployees:
During the three months ended June 30, 2019, the Company did not grant any stock options to purchase common shares to consultants as well as employees and consultants of RSI as compensation for support services provided to the Company. During the three months ended June 30, 2018, the Company granted stock options to purchase 0.1 million common shares, which had a weighted-average exercise price of $8.88, to consultants as well as employees and consultants of RSI as compensation for support services provided to the Company. The Company measures equity-classified share-based payment awards issued to nonemployees on the grant date.
Each award is subject to a specified vesting schedule. Compensation expense will be recognized by the Company over the required service period to earn each award. The Company recorded $36 thousand and $0.4 million of share-based compensation expense for the three months ended June 30, 2019 and 2018, respectively. The share-based compensation expense was recorded within research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. The total remaining unrecognized compensation cost related to the non-vested nonemployee stock options amounted to $0.6 million as of June 30, 2019, which is expected to be recognized over the remaining weighted-average service period of 1.33 years.
(2) Share-Based Compensation Allocated to the Company by RSL:
The Company has incurred share-based compensation expense for RSL common share awards and RSL options issued by RSL to RSL, RSG and RSI employees. Share-based compensation expense has been allocated to the Company by RSL based upon the relative percentage of time utilized by RSL, RSG and RSI employees on Company matters. The Company recorded no share-based compensation expense for the three months ended June 30, 2019 and $0.5 million for the three months ended June 30, 2018 in relation to the RSL common share awards and options issued by RSL to RSL, RSG and RSI employees.
(3) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options. The Company recorded share-based compensation expense of $0.1 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, related to these awards.
(4) Share-Based Compensation for Family Members:
During the three months ended June 30, 2019 and 2018, the Company granted Shankar Ramaswamy, M.D. stock options to purchase 81,750 common shares and zero common shares, respectively, as annual stock option grants in his capacity as an employee of ASI. The Company recorded aggregate share-based compensation expense of $0.1 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, in connection with options vesting for Shankar Ramaswamy, MD.

Shankar Ramaswamy, MD, while previously employed by RSI, was also granted RSL common shares. The Company recorded share-based compensation expense of $0.1 million for the three months ended June 30, 2018 related to the RSL common share awards held by Shankar Ramaswamy, MD, which the Company has recorded as research and development expense in the Company's unaudited condensed consolidated statements of operations. All compensation expense related to these RSL common share awards had been recognized by March 31, 2019.
Note 11—Commitments and Contingencies
As of June 30, 2019, the Company had entered into commitments under the Oxford Agreement (see Note 3), the UMMS Agreement (see Note 3), the Loan Agreement (see Note 7), a development, marketing and supply agreement with Arena Pharmaceuticals GmbH, the services agreements with RSI and RSG (see Note 8(A)), and agreements to rent office space. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. The manufacturing agreements can be terminated by the Company with 30 days written notice. See Note 5 for information regarding rent expense incurred, and remaining contractual rent obligations due, in connection with the Company's outstanding contractual rent obligations.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the interim unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2019, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on June 11, 2019. Unless the context requires otherwise, references in this report to "Axovant", the "Company," "we," "us," and "our" refer to Axovant Gene Therapies Ltd. and its subsidiaries.
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

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
Overview
We are a clinical-stage company focused on developing innovative gene therapies for neurological diseases. We currently have three clinical stage programs: (i) AXO-LENTI-PD for the treatment of Parkinson’s disease, which is comprised of the first generation ProSavin® in which we dosed 15 patients in a phase 1/2 study, and the second generation AXO-LENTI-PD in which we have dosed two patients in Cohort 1 of the dose ranging study and are currently dosing Cohort 2 that will enroll up to six patients; (ii) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which we have dosed one patient and are continuing to dose patients in the study later this year and next year; and (iii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff disease) in which we have dosed two patients and will continue to dose additional patients later this year and next year.
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
Our Product Pipeline
The following table summarizes the status of our gene therapy development programs. Our wholly owned subsidiary, Axovant Sciences GmbH ("ASG"), holds global commercial rights to each of the following programs:

Gene Therapy Program	Clinical Indication	Clinical Development Stage

AXO-LENTI-PD	Parkinson's disease	Phase 2

AXO-AAV-GM1	GM1 gangliosidosis	Phase 1/2

AXO-AAV-GM2	GM2 gangliosidosis (including Tay-	Phase 1/2
Sachs and Sandhoff diseases)

AXO-LENTI-PD Program
Overview
AXO-LENTI-PD is an in vivo lentiviral gene therapy investigational product candidate currently being developed as a potential one-time treatment of Parkinson’s disease. We licensed the worldwide development and commercialization rights to AXO-LENTI-PD and ProSavin from Oxford BioMedica (UK) Ltd. ("Oxford"), under an exclusive license agreement entered into in June 2018 (the "Oxford Agreement"). Currently, we have six years of data on 15 patients dosed in a Phase 1/2 clinical trial of ProSavin and six-month data on two patients dosed in Cohort 1 of the Phase 2 clinical trial of the SUNRISE-PD study. We expect initial data from up to six patients dosed in Cohort 2 of the SUNRISE-PD study in the fourth quarter of calendar 2019.
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
Dopamine deficiency plays a central role in Parkinson’s disease and we believe that restoring the ability to synthesize dopamine in patients will offer lasting improvement in the symptoms of Parkinson’s disease. Oxford previously conducted a Phase 1/2 clinical study with ProSavin. In this clinical trial, ProSavin was observed to have a favorable long-term safety profile and demonstrated effects on motor function for over six years, supporting proof-of-concept. AXO-LENTI-PD delivers a re-engineered construct relative to ProSavin that has been demonstrated to increase dopamine production in nonclinical studies.
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

Earlier-Generation Product Candidate: ProSavin (OXB-101)
ProSavin, the earlier-generation gene therapy candidate to AXO-LENTI-PD, delivered the same three genes (AADC, TH, and CH1) as AXO-LENTI-PD in the same lentiviral vector, but in a less optimized payload configuration. AXO-LENTI-PD was the result of multifactorial experimentation to optimize the payload configuration to improve endogenous dopamine production. The initial Phase 1/2 clinical trial of ProSavin was completed in 2012 and long-term follow-up is ongoing.
Nonclinical Studies for ProSavin
In nonclinical studies in non-human primate models of Parkinson's disease, ProSavin was shown to be well-tolerated, restored striatal dopamine production to approximately 50% of normal levels and improved motor function without associated dyskinesias (p-value<0.05). ProSavin was observed to improve Parkinson's disease symptoms and clinical disease severity in the same non-human primate model, with a durable response seen up to 12 months (p-value<0.05 at all time points beyond week 4). One of the ProSavin treated non-human primates was continued on the study and exhibited a sustained motor improvement until the study was concluded at 44 months. Also, in non-human primate models, treatment with ProSavin plus oral levodopa significantly reduced dyskinesias (p<0.05) compared to an empty vector plus oral levodopa, with effects sustained out to eight weeks. Nonclinical study data did not reveal adverse reactions nor findings with potential impact on patient safety and provided pertinent data on the optimal method of delivery in the clinic. ProSavin was also observed to be well tolerated when co-administered with L-dopa and apomorphine, indicating that it can be used in conjunction with these commonly used Parkinson's disease medications.
In summary, these experiments were determined to demonstrate the long-term safety of therapeutic doses of ProSavin as well as significant efficacy to improve measures of movement and reduce dyskinesias in animal models. These results supported the initiation of clinical trials for ProSavin.
Phase 1/2 Clinical Trial of ProSavin
ProSavin was evaluated for safety and efficacy in a Phase 1/2 study in patients with advanced Parkinson's disease by Oxford. In this study, ProSavin was observed to be well-tolerated with sustained improvements on motor function as measured by the Unified Parkinson's Disease Rating Scale ("UPDRS") Part III (motor) score in the state "OFF" levodopa medication, which we refer to as UPDRS Part III "OFF." The Phase 1/2 clinical trial was conducted at sites in the United Kingdom ("U.K.") and France on a total of 15 patients with advanced Parkinson's disease. Three dose levels of ProSavin were assessed in four patient cohorts: Low Dose: 1.9 × 107 transducing units ("TU") in Cohort 1 (n=3); Medium Dose: 4.0 × 107 TU in Cohorts 2a (n=3) and 2b (n=3); High Dose: 1.0 × 108 TU in Cohort 3 (n=6). Cohorts 2b and 3 underwent a modified delivery method to increase the rate of delivery of the viral vector. The primary endpoints were the number and severity of adverse events as well as the UPDRS Part III "OFF" scores at six months after gene therapy administration. No serious adverse events related to ProSavin or the surgical procedure were reported. Reported adverse events were generally mild and related to either Parkinson's disease progression or L-dopa-induced dyskinesias that were ameliorated with reduction of L-dopa administration. The most common adverse events in the first 12 months were dyskinesia (n=11 subjects), "on-off" motor fluctuations (n=9), headache (n=4), and akinesia (n=3).
Across all patients, mean UPDRS Part III "OFF" scores were significantly improved at six months (33% reduction, p-value=0.0001) and 12 months (31% reduction, p-value=0.0001) compared to baseline. In a long term follow up safety study being performed by Oxford for the patients from the Phase 1/2 study, ProSavin has been observed to show a favorable long-term safety profile and demonstrated effects on motor function for over six years. Sustained improvement was seen through six years of follow-up and the long-term follow-up study is still ongoing (10 years exposure in the earliest subject). Clinical data from this study were published in The Lancet in 2014 and long-term follow-up data from this study were published in Human Gene Therapy Clinical Development in 2018.
Next-Generation Product Candidate: AXO-LENTI-PD
AXO-LENTI-PD is a re-engineered gene therapy product candidate that was selected following multifactorial experimentation to optimize the payload configuration of ProSavin to increase endogenous dopamine production. The modifications included a different ordering of the genes, the fusion of TH and CH1 with a flexible linker, and the removal of a genetic control element between TH and AADC. Both ProSavin and AXO-LENTI-PD utilize exactly the same fourth generation lentiviral vector. We believe these changes lead to more balanced stoichiometry of gene expression and colocalization of enzymatic activity. The targeted net result is increased dopamine production in transduced cells.

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
SUNRISE-PD Phase 2 Clinical Trial of AXO-LENTI-PD
In the fourth quarter of calendar 2018, we initiated the Phase 2 clinical trial of the SUNRISE-PD study in the U.K. The SUNRISE-PD study is currently enrolling patients in the U.K., and we plan to file an investigational new drug application ("IND") with the FDA during the second half of calendar 2019 to support enrollment of patients in the United States. Additionally, we plan to file a Clinical Trial Application to support local enrollment in France.
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
In June 2019, we reported six-month data from Cohort 1 in the open-label, dose-escalation portion of the SUNRISE-PD Phase 2 study. AXO-LENTI-PD was observed to be generally well tolerated, with no serious adverse events related to the product candidate or the procedure. At month six, the patients experienced an average improvement from baseline in UPDRS III (motor) score, in the state "OFF" levodopa therapy, of 17 points, representing an average improvement of 29% from baseline. Individual patient improvements from baseline at six months of 14 points and 20 points were observed (from 58 to 44 and from 60 to 40, respectively). The patients experienced an average improvement of approximately 20 points from baseline on the UPDRS Part II (activities of daily living) "OFF" score, and an average improvement of 3 points from baseline on the UPDRS Part IV (complications of therapy) "OFF" score.
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
We dosed the first patient in the second dose cohort of the SUNRISE-PD clinical study in April 2019 and expect to continue enrollment of patients during calendar 2019. The dose being tested in Cohort 2 is 1.4×107 TU, which is three times higher than the dose used in Cohort 1.
AXO-AAV-GM1 and AXO-AAV-GM2 Programs
Overview
We are developing AXO-AAV-GM1 and AXO-AAV-GM2 as potential one-time disease-modifying treatments for GM1 and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively.
GM1 Gangliosidosis and GM2 Gangliosidosis (Including Tay-Sachs and Sandhoff Diseases)
GM1 gangliosidosis is a rare, inherited neurodegenerative lysosomal storage disorder characterized by the accumulation of GM1 ganglioside. This accumulation occurs due to a defect in the galactosidase beta 1 ("GLB1") gene. The GLB1 gene codes for the β-galactosidase ("β-gal") enzyme which catalyzes the hydrolysis of GM1 gangliosides. Impaired β-gal activity results in the toxic accumulation of GM1 gangliosides, causing the progressive destruction of nerve cells in the brain and spinal cord and early death. GM1 gangliosidosis is uniformly fatal, and there are no disease-modifying treatment options. The estimated incidence for GM1 gangliosidosis is approximately one in 100,000 live births worldwide.

GM2 gangliosidosis, also known as Tay-Sachs or Sandhoff diseases, is a rare, inherited neurodegenerative lysosomal storage disorders characterized by buildup of GM2 ganglioside in lysosomes. Defects in the hexosaminidase subunit alpha ("HEXA") gene (leading to Tay-Sachs disease) and hexosaminidase subunit beta ("HEXB") gene (leading to Sandhoff disease) cause deficiencies in beta-hexosaminidase A ("Hex A") enzyme activity. Hex A enzyme deficiency leads to progressive accumulation of GM2 gangliosides in the central nervous system ("CNS") with ensuing neurodegeneration. Both Tay-Sachs disease and Sandhoff disease are characterized by progressive nervous system dysfunction, resulting in marked cognitive and physical impairment. Tay-Sachs and Sandhoff diseases result in approximately 50% mortality by three and a half years of age and 75% mortality by five years of age. Currently there are no disease-modifying treatment options for either Tay-Sachs disease or Sandhoff disease, and management is limited to symptomatic treatment. The estimated incidence for Tay-Sachs and Sandhoff diseases is approximately one in 180,000 live births worldwide.
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
AXO-AAV-GM1
AXO-AAV-GM1 is an investigational gene therapy currently being developed as a potential one-time disease modifying treatment for GM1 gangliosidosis. The program utilizes an adeno-associated virus ("AAV") vector to deliver a functional copy of the GLB1 gene with the goals of restoring β-gal enzyme activity in the CNS and reducing GM1 ganglioside accumulation, to ultimately improve neurological function and extend survival. The therapy is administered intravenously and utilizes the AAV9 capsid, which has been shown to cross the blood-brain barrier. Intravenous administration has the potential to broadly transduce the CNS and peripheral tissues, as well as treat peripheral manifestations of the disease. We licensed exclusive worldwide rights for the development and commercialization of AXO-AAV-GM1 from the University of Massachusetts Medical School ("UMMS") in December 2018.
Preclinical studies in GM1 murine and feline models have supported AXO-AAV-GM1's ability to improve β-gal enzyme activity, reduce GM1 ganglioside accumulation, improve neuromuscular function, and extend survival. Magnetic resonance imaging ("MRI") of GM1 feline models treated with other GM1 gene therapy demonstrated substantially normal brain architecture through at least two years of age, as compared with untreated GM1 feline models.
AXO-AAV-GM1 is currently being evaluated with the first patient having been dosed in May 2019 under an IND overseen by the National Institutes of Health ("NIH"). Enrollment of additional patients will continue during calendar 2019 and 2020.
AXO-AAV-GM2
AXO-AAV-GM2 is an investigational gene therapy that we are developing as a potential one-time disease modifying treatment for GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). The AXO-AAV-GM2 program utilizes AAV dual vectors to deliver functional copies of both the HEXA gene and the HEXB gene, with the goal of restoring normal Hex A enzyme function in the CNS. AXO-AAV-GM2 is administered directly to the brain and CNS and utilizes the neurotropic AAVrh.8 capsid. The HEXA and HEXB genes will be delivered in a 1:1 ratio using separate AAvrh.8 vectors. As part of the AXO AAV-GM2 program, we are also exploring a next-generation gene therapy that would utilize a bicistronic vector to deliver both the HEXA and HEXB genes in a single vector using the AAV9 capsid for systemic intravenous administration. We licensed exclusive worldwide rights for the development and commercialization of AXO-AAV-GM2 from UMMS in December 2018.
Administration of AXO-AAV-GM2 in the Sandhoff mouse model showed increases in Hex A enzyme, reductions of GM2 ganglioside in the brain, and improvements in motor coordination. Extension of survival was also observed in the Sandhoff mouse model, with increases in survival in a dose-dependent manner. The AXO-AAV-GM2 program utilizes AAV vectors to deliver functional copies of both the HEXA gene and the HEXB gene, with the goal of restoring normal Hex A enzyme function in the CNS. Patients with infantile Tay-Sachs disease, late-infantile or juvenile disease, and adult disease have been shown to have less than 0.1%, approximately 0.5%, and between 2% and 4% of normal Hex A activity, respectively. In addition, patients with infantile Tay-Sachs disease, late-infantile or juvenile disease, and adult disease have a median survival time from birth of three to four, 10 to 15, and over 18 years, respectively. Hex A activity of between 5% and 10% or more of normal is believed to be compatible with a disease-free life. We believe that the restoration of Hex A activity to 0.5% of normal activity could represent a clinically meaningful effect.

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
Hex A activity was determined using the 4MUGS assay, the standard assay for assessing activity of the enzyme. At baseline, the patient's enzyme activity in the cerebrospinal fluid ("CSF") was 0.46% of normal. At three months, there was an apparent increase in enzyme activity in the CSF to 1.44% of normal, which was maintained at the 6-month timepoint. The increase surpassed the 0.5% threshold that could represent a clinically meaningful effect. Serum Hex A enzyme activity also increased from baseline (0.21% of normal) at all time points measured (0.45% of normal at three months) following administration of AXO-AAV-GM2, which activity was also maintained at the 6-month timepoint.
AXO-AAV-GM2 was observed to be generally well-tolerated with no serious adverse events reported as of either the three-month or six-month visits. No clinically relevant laboratory abnormalities were observed following treatment. The patient's clinical condition was stable from baseline to month six without clinical deterioration observed on neurological exam. In addition, there was no significant deterioration in the condition observed from pre-treatment MRI of the brain at baseline to post-treatment MRI at month six.
In June 2019, a 7-month old with early symptomatic infantile Tay-Sachs disease received AXO-AAV-GM2, delivered into the thalamus bilaterally as well as into the cisterna magna and lumbar intrathecal space, the planned routes of administration for patients in the program. We expect to enroll patients in a multi-subject clinical trial in the second half of calendar 2019 and into 2020 and expect to provide additional data from the first two patients in fourth quarter of calendar 2019.
Our Key Agreements
Oxford BioMedica License Agreement
In June 2018, we, through our wholly owned subsidiary, ASG, entered into the Oxford Agreement, pursuant to which we received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-LENTI-PD and related gene therapy products for all diseases and conditions. In June 2018, as partial consideration for the license, we made an upfront payment to Oxford of $30.0 million, $5.0 million of which was applied as a credit against the process development work and clinical supply that Oxford is obligated to provide to us over the term of the Oxford Agreement. Under the terms of the Oxford Agreement, we could be obligated to make payments to Oxford totaling up to $55.0 million upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones. In April 2019, certain development milestones were achieved resulting in a $13.0 million net payment due to Oxford. We will also be obligated to pay Oxford a tiered royalty from 7% to 10%, based on yearly aggregate net sales of the underlying gene therapy products, subject to specified reductions upon the occurrence of certain events as set forth in the Oxford Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country.
We are solely responsible, at our expense, for all activities related to the development and commercialization of the gene therapy products. Pursuant to the Oxford Agreement, we are required to use commercially reasonable efforts to develop, obtain regulatory approval of, and commercialize a gene therapy product in the United States and at least one major market country in Europe. In addition, we are required to meet certain diligence milestones and to include at least one U.S.-based clinical trial site in a pivotal study of a gene therapy product. If we fail to meet any of these specified development milestones, we may cure such failure by paying Oxford certain fees, which range from $0.5 million to $1.0 million. Pursuant to the Oxford Agreement, Oxford will be our cGMP manufacturer for AXO-LENTI-PD, subject to a separate clinical and commercial supply agreement to be negotiated between the parties.
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
Under the terms of the UMMS Agreement, we made an upfront payment of $10.0 million. In addition, we could be obligated to make payments to UMMS totaling up to $24.5 million upon the achievement of specified development and regulatory milestones and $39.8 million upon the achievement of specified commercial milestones. In February 2019, certain development and regulatory milestones were achieved resulting in a $1.0 million payment to UMMS. We are also obligated to pay UMMS tiered mid-single digit royalties based on yearly net sales of the licensed products, subject to a specified annual minimum amount. Additionally, we will pay UMMS a percent of any revenues we receive from any third-party sublicenses to licensed products at rates ranging in the mid-single digits to mid-teens.
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
Program-specific costs include:

•
direct third-party costs, which include expenses incurred under agreements with contract research organizations ("CROs") and contract manufacturing organizations, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, and any other third-party expenses directly attributable to the development of our product candidates; and

•
upfront payments for the purchase of in-process research and development, which include costs incurred under our agreements with Oxford and UMMS, as well as costs incurred for our discontinued AXO-AAV-OPMD, intepirdine and nelotanserin programs.

Unallocated internal costs include:

•
share-based compensation expense for research and development personnel, including expense related to common share awards and option awards issued by our parent company, Roivant Sciences Ltd. ("RSL"), to its employees and employees of its wholly owned subsidiaries, Roivant Sciences, Inc. ("RSI") and Roivant Sciences GmbH ("RSG"), as well as to certain of our employees;

•	personnel-related expenses, which include employee-related expenses, such as salaries, benefits and travel expenses, for research and development personnel;

•	costs allocated to us under our services agreements with RSI and RSG; and

•	other expenses, which includes the cost of consultants who assist with our research and development but are not allocated to a specific program.

Research and development activities will continue to be central to our business model. We expect our research and development expense to increase as we advance our current gene therapy product candidate programs and additional product candidates we may in-license or acquire as we pursue our updated business plan. For the three months ended June 30, 2019, the majority of our research and development expenses have been associated with our gene therapy product candidates. For the three months ended June 30, 2018, the majority of our research and development expenses were associated with the upfront nonrefundable payment to Oxford under the Oxford Agreement.
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
General and Administrative Expense
General and administrative expenses consist primarily of share-based compensation, legal and accounting fees, consulting services, and employee-related expenses, such as salaries, benefits and travel expenses for general and administrative personnel. General and administrative expenses also included fees for services received under the services agreements with RSI and RSG during the three months ended June 30, 2018.
We anticipate that our general and administrative expenses will decrease, primarily as the result of a reduction in share-based compensation and other employee-related expenses for our general and administrative personnel due to headcount reductions over the past year, as we have changed our focus from small molecule drugs to gene therapies.

Results of Operations for the Three Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development expenses
(includes $721 and $2,517 of share-based compensation expense for the three months ended June 30, 2019 and 2018, respectively)	$21,090	$37,418	$(16,328)
General and administrative expenses
(includes $1,414 and $3,342 of share-based compensation expense for the three months ended June 30, 2019 and 2018, respectively)	6,468	11,754	(5,286)
Total operating expenses	$27,558	$49,172	$(21,614)
Other (income) expense	$(1,097)	$668	$(1,765)
Interest expense	$1,558	$1,970	$(412)
Research and Development Expenses
Our research and development expenses during the three months ended June 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Program-specific costs:
AXO-LENTI-PD	$14,400	$25,132	$(10,732)
AXO-AAV-OPMD	1,776	—	1,776
AXO-AAV-GM1 and AXO-AAV-GM2	1,000	—	1,000
Intepirdine	—	1,297	(1,297)
Nelotanserin	111	3,354	(3,243)
Unallocated internal costs:
Share-based compensation	721	2,517	(1,796)
Personnel-related	2,150	1,536	614
Services agreements	—	2,245	(2,245)
Other	932	1,337	(405)
Total research and development expenses	$21,090	$37,418	$(16,328)
Research and development expenses were $21.1 million for the three months ended June 30, 2019, including a net payment of $13.0 million due to Oxford for a development milestone achieved for our AXO-LENTI-PD program. Research and development expenses were $37.4 million for the three months ended June 30, 2018, including the $25.0 million upfront license fee paid to Oxford. Excluding the net development milestone achieved and upfront license fee paid, research and development expenses decreased by $4.3 million from $12.4 million in the three months ended June 30, 2018 to $8.1 million in the three months ended June 30, 2019, which was primarily related to the discontinuation of our intepirdine and nelotanserin small molecule drug programs. After the fiscal quarter ending September 30, 2019, we will also not incur any additional research and development expense for the development and commercialization of AXO-AAV-OPMD and related gene therapy products following the termination of our license and collaboration agreement with Benitec Biopharma Limited.

General and Administrative Expenses
General and administrative expenses were $6.5 million for the three months ended June 30, 2019, and consisted primarily of employee salaries and related benefits of $2.3 million, share-based compensation expense of $1.4 million, legal and professional fees of $0.7 million and marketing expense of $0.6 million. General and administrative expenses were $11.8 million for the three months ended June 30, 2018, and consisted primarily of share-based compensation expense of $3.3 million, legal and professional fees of $3.0 million, employee salaries and related benefits of $1.9 million, and $1.2 million of direct and indirect costs allocated to us under the services agreements with RSI and RSG.
The decrease of $5.3 million in general and administrative expenses from the three months ended June 30, 2018 to the three months ended June 30, 2019 was primarily related to reductions in i) professional fees of $2.3 million supporting business development and financing activities in the prior year, ii) share-based compensation expense of $1.9 million attributable to reduced headcount, and iii) costs allocated under our services agreements with RSI and RSG of $1.2 million as a result of the decentralization of the services provided to us. Going forward, the costs allocated to us under these services agreements are expected to be insignificant.
Interest Expense
Interest expense was $1.6 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively, which consisted of interest paid and the amortization of debt discount related to our loan and security agreement with Hercules Capital, Inc. ("Hercules"). See "—Liquidity and Capital Resources—Loan and Security Agreement with Hercules Capital, Inc."
Other (Income) Expense
Other (income) expense was $(1.1) million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, which were primarily attributable to non-cash foreign exchange gains and losses, respectively.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common shares and borrowings under our credit facilities. As of June 30, 2019, we had $84.2 million of cash and cash equivalents available to us.
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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our gene therapy product candidates. We will require cash to pay principal and interest on our term loan with Hercules, whereby a $40.2 million aggregate principal amount remains outstanding as of June 30, 2019 and $19.2 million in principal and interest payments are expected to be subsequently made through March 31, 2020. The principal amount outstanding at March 31, 2020 under our term loan with Hercules will be $24.1 million unless we prepay some or all of the principal amount. In addition, as part of our business development strategy, we generally structure our license agreements and collaboration agreements so that a significant portion of the total license cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under these agreements. Based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect we will make total milestone payments under our license agreements and collaboration agreements of approximately $14.0 million from July 1, 2019 through March 31, 2020. To the extent we achieve additional development, regulatory and commercial milestones through March 31, 2020, we may pay additional milestone payments under our license agreements and collaboration agreements.
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

•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, or Japan’s Pharmaceutical and Medical Devices Agency, and other comparable foreign regulatory authorities;

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
As of June 30, 2019, our cash and cash equivalents totaled $84.2 million and our accumulated deficit was $714.1 million. For the three months ended June 30, 2019 and the fiscal years ended March 31, 2019 and 2018, we incurred net losses of $28.1 million, $129.1 million and $221.6 million, respectively. As of June 30, 2019, we had aggregate net interest-bearing indebtedness of $39.4 million, of which $21.9 million was due within one year. Our loan and security agreement with Hercules requires that we maintain a minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the loan and security agreement. We anticipate that our current cash and cash equivalents balance will not be sufficient to maintain compliance with the minimum liquidity financial covenant under the loan and security agreement beyond the one-year period following the date that the accompanying consolidated financial statements were issued if the loan and security agreement is not amended or an additional financing is not completed. Failure to meet this minimum covenant would be considered an event of default under our loan and security agreement with Hercules and could result in the acceleration of our existing indebtedness.
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
On June 22, 2018, we entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell our common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as our agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of our common shares sold under the sales agreement. As of June 30, 2019, approximately $74.9 million of our common shares remained available for sale under the sales agreement.

Loan and Security Agreement with Hercules Capital, Inc.
On February 2, 2017, we and our wholly owned subsidiaries, Axovant Holdings Ltd. ("AHL"), ASG and Axovant Sciences, Inc. ("ASI"), entered into a loan and security agreement with Hercules as agent and lender, which was amended on May 24 and September 22, 2017 (the "Loan Agreement"). Pursuant to the Loan Agreement, we, AHL and ASG, as the borrowers, borrowed an aggregate of $55.0 million (the "Term Loan"). ASI issued a guaranty of the borrowers’ obligations under the Loan Agreement, and at the closing, we paid Hercules a facility charge of $550,000. Subsequently, we added our subsidiary Axovant Sciences America, Inc. as a borrower in July 2017 and our subsidiaries Axovant Treasury Holdings, Inc. and Axovant Treasury, Inc. as borrowers in April 2018.
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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(17,731)	$(61,413)
Net cash used in investing activities	(78)	—
Net cash (used in) provided by financing activities	(5,014)	10
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the three months ended June 30, 2019, net cash used in operating activities was $17.7 million and was primarily attributable to a net loss of $28.1 million that includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, which was partially offset by a net increase in accrued liabilities of $7.2 million that was related to a net payment of $13.0 million due to Oxford for a development milestone achieved for our AXO-LENTI-PD program that was unpaid as of June 30, 2019, less net payments made on other accrued liabilities of $5.8 million, as well as $2.1 million of total non-cash share-based compensation expense.

For the three months ended June 30, 2018, net cash used in operating activities was $61.4 million and was primarily attributable to a net loss of $51.9 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, a decrease of $6.7 million in accrued expenses, an increase of $5.3 million in prepaid expenses and other current assets, as well as an increase of $3.8 million in other non-current assets, which were partially offset by $5.9 million of total non-cash share-based compensation expense.
Investing Activities
For the three months ended June 30, 2019, net cash used in investing activities was $78 thousand for purchases of software, equipment and computers. For the three months ended June 30, 2018, no cash was used in investing activities.
Financing Activities
For the three months ended June 30, 2019, net cash used in financing activities was approximately $5.0 million and consisted primarily of principal payments made on long-term debt. For the three months ended June 30, 2018, net cash provided by financing activities was approximately $10 thousand, which consisted of proceeds from the exercise of stock options.
Contractual Obligations
Our contractual obligations did not materially change during the three months ended June 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019 ("Annual Report").
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these unaudited condensed consolidated financial statements and accompanying notes requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate our ability to continue as a going concern and estimate the fair value of our stock option awards. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 2, "Summary of Significant Accounting Policies," to our audited consolidated financial statements in our Annual Report. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are "critical accounting estimates." We believe that our estimates relating to share-based compensation, research and development accruals, income taxes and our ability to continue as a going concern have the greatest potential impact on our consolidated financial statements and consider these to be our critical accounting policies and estimates and are "critical accounting estimates." There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates described in our Annual Report, except for the Company's adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, "Leases (Topic 842)." See "Note 2(F)—Recent Accounting Pronouncements" in the accompanying notes to the unaudited condensed consolidated financial statements included in "Item 1—Financial Statements" of this Quarterly Report on Form 10-Q for additional information.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2(F)—Recent Accounting Pronouncements" in the accompanying notes to the unaudited condensed consolidated financial statements included in "Item 1—Financial Statements" of this Quarterly Report on Form 10-Q for additional information.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of June 30, 2019, we had cash and cash equivalents of $84.2 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We also have debt that bears interest at a prime-based variable rate. A 10% change in this interest rate would have an impact of approximately $0.4 million on our annual interest expense. We do not believe we are currently exposed to any material market risk.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, we implemented certain internal controls in connection with our adoption of Financial Standards Accounting Board Accounting Standards Codification Topic 842, "Leases (Topic 842)." There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
initiate and continue relationships with third-party suppliers and manufacturers, including Oxford BioMedica (UK) Ltd. ("Oxford"), Nationwide Children's Hospital and other third-party cGMP manufacturers, and have clinical and commercial quantities of our gene therapy product candidates manufactured at acceptable cost and quality levels;

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

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the United States Food and Drug Administration ("FDA"), European Medicines Agency ("EMA"), Japan's Pharmaceutical and Medical Devices Agency ("PMDA") or comparable regulatory authorities in other countries, to perform studies or clinical trials in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with their commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.
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
Throughout 2018, we undertook a process of reviewing our strategic alternatives following the discontinuation of further development of our former product candidates, including identifying potential business development opportunities. In June 2018, we announced that we received from Oxford a worldwide exclusive license to develop and commercialize AXO-LENTI-PD and its predecessor product candidate ProSavin and related gene therapy products (the "Oxford Agreement"). In July 2018, we announced that we received from Benitec Biopharma Limited ("Benitec") a worldwide exclusive license to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (the "Benitec Agreement"). In December 2018, we announced that we had received from the University of Massachusetts Medical School ("UMMS") a worldwide exclusive license to develop and commercialize gene therapy product candidates AXO-AAV-GM1 and AXO-AAV-GM2 (the "UMMS Agreement"). We initially plan to pursue a strategy to leverage our clinical experience and expertise to pursue the clinical development and regulatory approval of our product candidates. As part of our ongoing business strategy, we continue to explore potential opportunities to acquire or license new product candidates and to collaborate on our existing products in development.
We cannot be certain that our newly licensed product candidates will be successfully developed, or that the early clinical trial results of these product candidates will be predictive of future clinical trial results. We may determine at any time that one or more of our in-licensed product candidates is not suitable for continued development due to cost, feasibility of obtaining regulatory approvals or any other reason, and may terminate the related license. For example, in June 2019, we decided to terminate the Benitec Agreement following our decision to no longer pursue development of AXO-AAV-OPMD and related gene therapy product candidates. In addition, we have limited data from small, uncontrolled clinical trials, performed by or on behalf of Oxford, regarding the safety and tolerability of ProSavin, as the predecessor product candidate to AXO-LENTI-PD, in patients with advanced Parkinson’s disease, as well as nonclinical in vitro experiments with AXO-LENTI-PD. Prior ProSavin trials were not powered to demonstrate the efficacy of the therapy with statistical significance. Given the information above, these trials could be underpowered to demonstrate a potential clinical benefit for AXO-LENTI-PD in these indications.
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
Our independent registered public accounting firm has issued a going concern opinion on our consolidated financial statements for the one-year period following the date that our consolidated financial statements for the year ended March 31, 2019 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our continuing as a going concern. We will need to raise additional capital when needed, or adjust our operational plans to continue as a going concern. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all.
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
Additionally, we may be required to repay the entire amount of outstanding indebtedness under the Loan Agreement in cash if we fail to stay in compliance with our covenants or suffer some other event of default under the Loan Agreement. Under the Loan Agreement, an event of default will occur if, among other things: we fail to make payments under the Loan Agreement; we breach any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches; there occurs an event that has a material adverse effect on (i) our business, operations, properties, assets or financial condition, (ii) our ability to perform or satisfy our obligations under the Loan Agreement as they become due or Hercules’s ability to enforce its rights or remedies with respect to our obligations under the Loan Agreement, or (iii) the collateral or liens securing our obligations under the Loan Agreement; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Hercules to accelerate the maturity of such indebtedness or that could have a material adverse effect on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be harmed as a result of any of these events.
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.
We are currently in the clinical stage of operations and have not yet achieved profitability. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to develop our gene therapy product candidates and prepare for potential future regulatory approvals and commercialization of our products. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for at least one of our gene therapy product candidates. Our current cash and cash equivalents balance will also not be sufficient to complete all necessary development activities and commercially launch our products.
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
As of June 30, 2019, our cash and cash equivalents totaled $84.2 million and our accumulated deficit was $714.1 million. For the three months ended June 30, 2019 and the fiscal years ended March 31, 2019 and 2018, we incurred net losses of $28.1 million, $129.1 million and $221.6 million, respectively. At June 30, 2019, we had aggregate net interest-bearing indebtedness of $39.4 million, of which $21.9 million was due within one year. Our Loan Agreement with Hercules requires that we maintain a minimum cash balance currently equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement. We anticipate that our current cash and cash equivalents balance will not be sufficient to maintain compliance with the minimum liquidity financial covenant under the Loan Agreement beyond the one-year period following the date that the accompanying consolidated financial statements were issued if the Loan Agreement is not amended or an additional financing is not completed. Failure to meet this minimum covenant would be considered an event of default under the Loan Agreement and could result in the acceleration of our existing indebtedness.
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
Under our agreements with Oxford and UMMS, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and payments based on product sales, as well as other material obligations. Some of these milestones require us to make payments prior to generating any product sales. We may not have sufficient funds available to meet our obligations at such time as any of these payments become due, in which case our development efforts would be harmed. Further, failure to make these payments or to meet our other material obligations may result in our counterparties pursuing various remedies under those agreements that could harm our operations.
We may not be able to manage our business effectively if we are unable to attract and retain key personnel. In addition, if we are unable to effectively transition and integrate our new executive officers, our business and financial performance could be adversely affected.
We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, and the cost of living in the New York City area. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
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
Many of the other biopharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates, our ability to effectively manage any future growth and our business will be limited.

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
Our computer systems, as well as those of various third parties on which we rely, or may rely on in the future, including our CRO's and other contractors, consultants, and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We have experienced phishing attacks in the past, which have not had a material impact on our operations, however, we may in the future experience material system failures or security breaches that could cause interruptions in our operations or result in a material disruption of our development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, suffer reputational damage, and the further development of our product candidates could be delayed.
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
Legal, political, and economic uncertainty surrounding the planned exit of the United Kingdom ("U.K.") from the European Union ("EU") are a source of instability and uncertainty.
The U.K. held a referendum on June 23, 2016 to determine whether the U.K. should leave the EU, or remain as a member state, the outcome of which was in favor of leaving the EU, which is commonly referred to as "Brexit." Under Article 50 of the 2009 Lisbon Treaty, the U.K. will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave under Article 50, unless the European Council (together with the U.K.) unanimously decides to extend this period. On March 29, 2017, the U.K. formally notified the European Council of its intention to leave the EU. In April 2019, the European Council and the U.K. agreed to extend the deadline by which they must agree to a withdrawal agreement to October 31, 2019. It is unclear whether they will successfully reach an agreement prior to that date, and it currently appears likely that Brexit will continue to involve a process of lengthy negotiations between the U.K. and EU members states to determine the future terms of the U.K.'s relationship with the EU.
Lack of clarity about future U.K. laws and regulations as the U.K. determines which EU rules and regulations to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital. Brexit has resulted in a decision to move the EMA from the U.K. to the Netherlands, with operations currently scheduled to begin in the Netherlands by March 2019. In the U.K., this transition may cause disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. In addition, if the U.K. and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the U.K. and other EU member states or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets either during a transitional period or more permanently.
Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or the European single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations. We may also face new regulatory costs and challenges that could have an adverse effect on our operations and development programs. Even prior to any change to the U.K.’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit, and its consequences could negatively impact our financial condition, results of operations and cash flows.

The results of the U.K.’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
Brexit has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. This is particularly the case if the U.K. and the EU do not reach agreement on how the U.K. will exit the EU, commonly referred to as a "hard Brexit." The U.K.’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect us.
Brexit could result in the U.K. or the EU significantly altering its regulations affecting the clearance or approval of our product candidates that are manufactured or developed in the U.K. For example, we anticipate that Oxford, which is based in the U.K., will continue to provide clinical and commercial supply for our AXO-LENTI-PD program. Brexit could affect the clearance or timing of the release of our clinical trial materials out of the U.K. Any such delays could result in our clinical study sites outside of the U.K. not having sufficient clinical trial materials and could adversely affect the timing and completion of our clinical trials.
Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the U.K., the EU and elsewhere. In addition, the announcement of Brexit and the withdrawal of the U.K. from the EU have had and may continue to have, particularly in the case of a hard Brexit, a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.
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
The failure to maintain our current enterprise resource planning system ("ERP") could adversely impact our business and results of operations.
If our ERP system does not continue to operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management's assessment of our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP system, our business and results of operations could be harmed.
Potential product liability lawsuits against us could cause us to incur liabilities and limit commercialization of any products that we may develop.
The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we are not successful in defending ourselves against product liability claims, we could incur liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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
We are subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act ("CCPA") which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

We may also be subject to or affected by foreign laws and regulation, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data. The GDPR is likely to increase the compliance burden on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health conditions, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of annual global revenue. While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. Moreover, the requirements under the GDPR may change periodically or may be modified by EU national law and could have an effect on our business operations if compliance becomes more costly than under current requirements.
It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit has created uncertainty with regard to data protection regulation in the U.K. In particular, it is unclear whether, post Brexit, the U.K. will enact data protection legislation equivalent to the GDPR and how data transfers to and from the U.K. will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
Failure can occur at any stage of our clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and the results of smaller nonclinical or early clinical trials therefore may not be predictive of the results of large scale or later-stage clinical programs. For example, in January 2018, we announced that intepirdine did not meet its primary efficacy endpoints in the Phase 2b HEADWAY and pilot Phase 2 Gait and Balance studies. In light of the data from these studies, as well as data from the September 2017 MINDSET readout, we discontinued our intepirdine program. Further, in December 2018, we announced that nelotanserin did not meet its primary efficacy endpoint in its Phase 2 clinical study, and we discontinued further clinical development of nelotanserin. Likewise, there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results. A number of companies in the biopharmaceutical industry, and especially in the neurology field, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and in the regulatory approval process.
Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Any such failures or delays could negatively impact our business, financial condition, results of operations and prospects.

All of our gene therapy product candidates are in early stages of development. The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. The clinical trials conducted to date for our gene therapy product candidates have involved a small number of patients, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. In addition, the design of a clinical trial, such as endpoints, inclusion and exclusion criteria, statistical analysis plans, data access protocols and trial sizing, can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Furthermore, as we are exploring new disease areas without any approved treatments, we may need to qualify new and unproven endpoints as we are continuing the development of our product candidates, which may increase uncertainty.
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

In addition, we acquired worldwide rights to our gene therapy product candidates and were not involved in their development prior to such acquisitions. Any difficulties we experience in transitioning and integrating such gene therapy product candidates into our operations may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary materials, information, reports and data from third parties in a timely manner. More particularly, we have had no involvement with or control over the nonclinical and clinical development of our gene therapy product candidates prior to acquiring the rights to them. We are dependent on our predecessors including Oxford and UMMS, having conducted such research and development in accordance with the applicable protocols, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the gene therapy product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. In addition, we have limited data regarding the safety, tolerability and efficacy of our gene therapy product candidates and their potential indications, and we have not previously conducted development activities for a biological product candidate. Problems related to our predecessors, including UMMS and Oxford, and our limited available data for our gene therapy product candidates could result in increased costs and delays in the development of our gene therapy product candidates, which could adversely affect our ability to generate future revenues.
Interim "top-line" and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim "top-line" or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or "top-line" data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, our clinical trials have involved small patient populations; the interim results of these clinical trials may be subject to substantial variability and may not be indicative of final results. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
Any of these events could prevent us from achieving or maintaining market acceptance of the affected gene therapy product candidate and could increase the costs of commercializing our gene therapy product candidates.

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
In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has only approved a small number of product candidates, including Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia, Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin lymphoma, Luxturna by Spark Therapeutics, Inc. for patients with an inherited form of vision loss, and Zolgensma by Novartis International AG, for children less than 2 years old with spinal muscular atrophy. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene therapy product candidates in either the United States, or other major markets or how long it will take to commercialize our gene therapy product candidates, if any are approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.
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
Recent media attention to individual patients’ expanded access requests has resulted in the introduction of legislation at the local and national level referred to as "Right to Try" laws, such as the Right to Try Act, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future.
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
We plan to commercialize our product candidates in the United States, the EU, Japan and other major markets. If our product candidates are approved for marketing, we may build a focused sales, distribution and marketing infrastructure to market them. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities, and any failure to obtain and maintain the requisite licenses, could delay any product launch, which would adversely impact the commercialization of our product candidates.

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

We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which has not yet fully occurred. For example, in January 2016, the Centers for Medicare and Medicaid Services ("CMS") issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the "average manufacturer price" is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Further, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Since January 2017, the President of the United States has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services has concluded that cost-sharing reduction ("CSR") payments to insurance companies required under the Affordable Care Act have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. While Congress is considering legislation to appropriate funds for CSR payments, the future of that legislation is uncertain. Moreover, in July 2018, the CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress will likely consider other legislation to replace elements of the Affordable Care Act. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. While the current administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. The Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. See "Item 1. Business-Government Regulation."
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
Risks Related to Our Dependence on Third Parties
Gene therapies are novel, complex and difficult to manufacture. We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our product candidates.
We are building teams with drug formulation and manufacturing expertise but do not own or operate, nor do we expect to own or operate in the foreseeable future, facilities for product manufacturing, storage and distribution, or testing. In addition to the technical challenges of drug product formulation and scale-up and environmental compliance aspects of chemical and biologics manufacturing, our vendors of manufacturing services will need to comply with U.S. and foreign regulatory authority licensure and cGMP quality requirements. These obligations are enforced by periodic inspection and audit by regulatory authorities, and any adverse findings or violations discovered on such inspections could distract our vendors and be costly and time consuming to remediate, potentially impacting their supply of clinical and future commercial products to us.
Under the Oxford Agreement, Oxford will manufacture and supply the AXO-LENTI-PD in accordance with separate clinical and commercial supply agreements, which will be negotiated between us and Oxford. The Oxford Agreement contains certain key provisions of the clinical and commercial supply agreements, including pricing structure and our ability to transfer the technology to another manufacturer at any time following the completion of formal process characterization, process validation or BLA submission. The UMMS Agreement provides that UMMS will supply material manufactured at Nationwide Children's Hospital to support the AXO-AAV-GM1 and AXO-AAV-GM2 Phase 1/2 clinical studies.
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
The process for manufacturing gene therapy products, including our product candidates, is more complex than those required for most chemical pharmaceuticals, require substantial expertise, specialized facilities, highly specific raw materials and significant capital investment and involve other production constraints. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy product such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner or that the dosing will be uniform in our products. Accordingly, we and our manufacturers employ multiple steps to control our manufacturing process to assure that the process works and that our product candidates are made strictly and consistently in compliance with the process. Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade or commercial-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs. In addition, the FDA, EMA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, EMA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.
Due to the complexity and constraints associated with manufacturing gene therapy products, there is a limited number of suppliers that can adequately and timely provide the raw materials, including vectors, for our product candidates, particularly if we commence larger clinical trials and studies for our product candidates. If supply from a manufacturing facility is interrupted, including due to equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of suppliers, there could be a significant disruption in supply of our product candidates.  If we are unable to engage other manufacturers or suppliers, we may not be able to enter into arrangements with them on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates. Further, due to intense competition among companies developing gene therapy product candidates, we may encounter difficulties in sourcing adequate supply for our gene therapy products on a timely or cost-efficient basis.

We have no experience manufacturing any of our product candidates. Building our own manufacturing facility, if we decide to do so in the future, would require substantial additional investment, would be time-consuming and may be subject to delays, including those resulting from compliance with regulatory requirements. We also may encounter problems hiring and retaining the experienced specialist scientific, quality control and manufacturing personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. Although we may establish our own manufacturing facility or use that of a third-party contract manufacturer to support a commercial launch of our gene therapy product candidates, if approved, the timeframe for us to obtain approval for such facility or qualify such third-party contract manufacturer and ensure that all processes, methods and equipment are compliant with cGMP requirements is uncertain. We must supply all necessary documentation in support of a BLA or other MAA on a timely basis and must adhere to the FDA’s and EMA’s cGMP requirements before any of our product candidates can obtain marketing approval. To date, to our knowledge, a limited number of cGMP gene therapy manufacturing facilities have received approval from the FDA for the manufacture of an approved gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain. We are subject to audits from FDA, EMA and other authorities that may result in observations of non-compliance from cGMP requirements. In addition, our ability to receive damages from our CROs in connection with such failures is generally contractually limited.
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
Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules.
Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could harm our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could harm or disrupt the commercial manufacturing or the production of clinical material, which could harm our development timelines and our business, financial condition, results of operations and prospects.
We intend to rely on third parties to conduct, supervise and monitor our nonclinical studies and our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
We intend to rely on CROs and nonclinical and clinical trial sites to ensure the proper and timely conduct of our nonclinical studies and our clinical trials, and we expect to have limited influence over their actual performance. In addition, pursuant to our agreements with Oxford and UMMS, we may rely on their respective employees for certain services in connection with the transition of the respective gene therapy product candidates to us. We do not have complete control over those employees or their execution of services provided to us, and these employees may not perform such services in a timely or satisfactory manner, which could harm our business and development programs.
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
We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is or may be relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Patent applications in the United States and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. In addition, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Therefore, patent applications covering our products could have been filed by others without our knowledge. Additionally, pending patent applications or patents that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our products.
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
We have licensed rights to intellectual property from Oxford and UMMS in order to commercialize our product candidates, and, in the case of AXO-LENTI-PD, intend to enter into commercial supply and manufacturing agreements with Oxford.
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
The United States government may have certain rights in patent applications and patents issuing therefrom that we in-license or own. The United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a "nonexclusive, nontransferable, irrevocable, paid-up license" for its own benefit. The Bayh-Dole Act also provides federal agencies with "march-in rights". March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a "nonexclusive, partially exclusive, or exclusive license" to a "responsible applicant or applicants." If the patent owner refuses to do so, the government may grant the license itself. Furthermore, if the U.S. Government has rights related to a product candidate under the Bayh-Dole Act, we may be obligated to substantially manufacture in the U.S. such product if it was invented using government funding. Under certain circumstances, we may be able to obtain a waiver to manufacture outside the U.S., however, such waivers are not guaranteed.
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

Many countries, including EU countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third-party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Although our common shares are listed on the Nasdaq Global Select Market ("Nasdaq") we cannot assure you that an active trading market for our common shares will be sustained. In addition, as a result of our parent company, Roivant Sciences Ltd. ("RSL"), owning approximately 58.1% of our common shares as of June 30, 2019, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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

•	failure to successfully develop and commercialize our product candidates;

•	failure to maintain our relationship with Oxford or UMMS or comply with the terms of the Oxford Agreement or the UMMS Agreement;

•	inability to obtain additional funding;

•	inability to obtain, protect or maintain necessary intellectual property;

•	regulatory or legal developments in the United States and other countries applicable to our product candidates, including gene therapies;

•	adverse regulatory decisions or statements;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for our current product candidates or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

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
Based on common shares outstanding as of June 30, 2019, RSL beneficially owns approximately 58.1% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL is able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence or effectively control our decisions.
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
In addition, we are party to certain related party agreements with RSL and its wholly owned subsidiaries, Roivant Sciences, Inc. ("RSI") and Roivant Sciences GmbH ("RSG"). These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the minority holders of our common shares. For example, we are party to an information sharing and cooperation agreement with RSL pursuant to which RSL has granted us a right of first review on any potential dementia-related product or investment opportunity that RSL may consider pursuing. It is possible that we could fail to pursue a product candidate under this agreement and that product candidate is then successfully developed and commercialized by RSL or one of its other subsidiaries or affiliates. Any material transaction between us and RSL, RSI or RSG is subject to our related party transaction policy, which requires prior approval of such transaction by our Audit Committee. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us, all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
As of June 30, 2019, 13,244,047 of our outstanding common shares, representing a majority of our common shares, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common shares, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common shares, it could negatively affect our share price. Such a decrease in our share price could also in turn impair our ability to raise capital through the sale of additional equity securities.
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
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered common shares, preferred shares, debt securities and warrants. We have also entered into a sales agreement with Cowen and Company, LLC to sell common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program. To the extent we issue new common shares as a result of needing additional capital, such shares could constitute a material portion of our then outstanding common shares and cause dilution our existing shareholders.
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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the U.K., and under current U.K. tax law, a company which is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Accordingly, we expect to be subject to U.K. controlled foreign company rules and U.K. taxation on our income and gains, except where an exemption applies. We may be treated as a dual resident company for U.K. tax purposes. As a result, our right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the U.K. could result in the imposition of further restrictions on our right to claim U.K. tax reliefs. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could harm our results of operations.

The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
We and RSL, our majority shareholder, are incorporated under the laws of Bermuda. We currently have subsidiaries in the U.K., Switzerland, Ireland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions in part through intercompany service agreements between us and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm's length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the United States, Bermuda and other jurisdictions as well as being affected by certain changes currently proposed by the Organisation for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could harm our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could harm our business, results of our operations and our financial condition.
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
A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or value of all outstanding stock of such non-U.S. corporation) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s "Subpart F income", a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC's "global intangible low-taxed income" (as defined under Section 951A of the Code). Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. "Subpart F income" includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. "Global intangible low-taxed income" may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
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
We have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC. In addition, recently proposed U.S. Treasury Regulations, which we are continuing to assess the impact of, may also adversely affect the treatment of these structures and arrangements with respect to our PFIC status.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.
Item 6.               Exhibits.

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation.	S-1	333-204073	3.1	05/11/2015

3.2	Memorandum of Association.	S-1	333-204073	3.2	05/11/2015

3.3	Second Amended and Restated Bye-laws.	8-K	001-37418	3.1	12/21/2017

10.1+	Separation and General Release Agreement between Axovant Sciences, Inc. and Gregory Weinhoff, M.D., dated June 28, 2019.

10.2+	Separation and General Release Agreement between Axovant Sciences, Inc. and Mathew Bazley, dated July 29, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
+    Indicates management contract or compensatory plan.
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

AXOVANT GENE THERAPIES LTD.

		By:	/s/ David Nassif
Date:	August 9, 2019	Name:	David Nassif
		Title:	Principal Financial Officer and Principal Accounting Officer