Form 10-Q
period 2019-09-30
Axovant Gene Therapies Ltd.
filed 2019-11-08
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on November 6, 2019, was 22,791,669.

AXOVANT GENE THERAPIES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$60,255	$106,999
Prepaid expenses and other current assets	4,503	5,859
Income tax receivable	2,071	1,726
Total current assets	66,829	114,584
Long-term investment	5,871	5,871
Other non-current assets	46	973
Operating lease right-of-use assets	2,237	—
Property and equipment, net	1,081	1,278
Total assets	$76,064	$122,706

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,567	$1,698
Accrued expenses	21,427	20,619
Current portion of operating lease liabilities	1,672	—
Current portion of long-term debt	22,613	21,182
Total current liabilities	47,279	43,499
Operating lease liabilities, net of current portion	3	—
Long-term debt	11,742	22,994
Total liabilities	59,024	66,493

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 22,791,669 and 22,779,891 issued and outstanding at September 30, 2019 and March 31, 2019, respectively	—	—
Additional paid-in capital	744,506	741,318
Accumulated deficit	(727,957)	(686,016)
Accumulated other comprehensive income	491	911
Total shareholders’ equity	17,040	56,213
Total liabilities and shareholders’ equity	$76,064	$122,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development expenses(1)
(includes share-based compensation expense (benefit) of $409 and $(1,128) for the three months ended September 30, 2019 and 2018 and $1,130 and $1,389 for the six months ended September 30, 2019 and 2018, respectively)	$6,833	$21,502	$27,923	$58,920
General and administrative expenses(2)
(includes share-based compensation expense of $482 and $3,585 for the three months ended September 30, 2019 and 2018 and $1,896 and $6,927 for the six months ended September 30, 2019 and 2018, respectively)	5,051	10,622	11,519	22,376
Total operating expenses	11,884	32,124	39,442	81,296
Other (income) expenses:
Interest expense	1,313	1,932	2,871	3,902
Other (income) expense	560	(315)	(537)	353
Loss before income tax expense	(13,757)	(33,741)	(41,776)	(85,551)
Income tax expense	127	94	165	172
Net loss	$(13,884)	$(33,835)	$(41,941)	$(85,723)
Net loss per common share — basic and diluted	$(0.61)	$(2.24)	$(1.84)	$(6.00)
Weighted-average common shares outstanding — basic and diluted	22,783,182	15,107,932	22,781,657	14,295,301

(1) Includes total costs (benefit) allocated from certain wholly owned subsidiaries of our parent company, Roivant Sciences Ltd., of $0 and $(3,069) for the three months ended September 30, 2019 and 2018, respectively, and $0 and $(450) for the six months ended September 30, 2019 and 2018, respectively.

(2) Includes total costs allocated from certain wholly owned subsidiaries of our parent company, Roivant Sciences Ltd., of $48 and $772 for the three months ended September 30, 2019 and 2018, respectively, and $76 and $2,074 for the six months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(13,884)	$(33,835)	$(41,941)	$(85,723)
Other comprehensive (loss) income:
Foreign currency translation adjustment	552	(113)	(420)	446
Total other comprehensive (loss) income	552	(113)	(420)	446
Comprehensive loss	$(13,332)	$(33,948)	$(42,361)	$(85,277)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at March 31, 2018	13,473,512	$—	$628,111	$(556,951)	$126	$71,286
Issuance of shares upon exercise of stock options	875	—	10	—	—	10
Share-based compensation expense	—	—	5,369	—	—	5,369
Capital contribution — share-based compensation expense	—	—	490	—	—	490
Foreign currency translation adjustment	—	—	—	—	559	559
Net loss	—	—	—	(51,888)	—	(51,888)
Balance at June 30, 2018	13,474,387	$—	$633,980	$(608,839)	$685	$25,826
Issuance of shares upon exercise of stock options	11,090	—	108	—	—	108
Shares issued for private placement offering	1,785,714	—	25,000	—	—	25,000
Shares sold under share sales agreement	743	—	14	—	—	14
Share-based compensation expense	—	—	5,635	—	—	5,635
Capital contribution — share-based compensation expense	—	—	(3,178)	—	—	(3,178)
Non-cash capital contribution received from Roivant Sciences, Inc.	—	—	422	—	—	422
Foreign currency translation adjustment	—	—	—	—	(113)	(113)
Net loss	—	—	—	(33,835)	—	(33,835)
Balance at September 30, 2018	15,271,934	$—	$661,981	$(642,674)	$572	$19,879

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at March 31, 2019	22,779,891	$—	$741,318	$(686,016)	$911	$56,213
Issuance of shares upon exercise of stock options	781	—	5	—	—	5
Share-based compensation expense	—	—	2,135	—	—	2,135
Non-cash capital contribution received from Roivant Sciences, Inc.	—	—	28	—	—	28
Foreign currency translation adjustment	—	—	—	—	(972)	(972)
Net loss	—	—	—	(28,057)	—	(28,057)
Balance at June 30, 2019	22,780,672	$—	$743,486	$(714,073)	$(61)	$29,352
Issuance of shares upon exercise of stock options	10,997	—	81	—	—	81
Share-based compensation expense	—	—	891	—	—	891
Non-cash capital contribution received from Roivant Sciences, Inc.	—	—	48	—	—	48
Foreign currency translation adjustment	—	—	—	—	552	552
Net loss	—	—	—	(13,884)	—	(13,884)
Balance at September 30, 2019	22,791,669	$—	$744,506	$(727,957)	$491	$17,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(41,941)	$(85,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	25	9
Unrealized foreign currency translation adjustment	(420)	446
Amortization of operating lease right-of-use assets	795	—
Share-based compensation expense	3,026	8,316
Depreciation and non-cash amortization	734	1,647
Change in operating lease liabilities	(759)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,480	(1,921)
Income tax receivable	(345)	221
Other non-current assets	341	(4,324)
Accounts payable	(131)	(2,132)
Due to Roivant Sciences Ltd. and certain of its wholly owned subsidiaries	(124)	1,861
Accrued expenses	842	(7,547)
Net cash used in operating activities	(36,477)	(89,147)
Cash flows from investing activities:
Purchases of property and equipment	(174)	(18)
Net cash used in investing activities	(174)	(18)
Cash flows from financing activities:
Payments on long-term debt	(10,255)	—
Capital contribution received from Roivant Sciences, Inc.	76	422
Cash proceeds from stock option exercises	86	118
Cash proceeds from issuance of common shares, net of costs	—	25,014
Net cash (used in) provided by financing activities	(10,093)	25,554
Net change in cash and cash equivalents	(46,744)	(63,611)
Cash and cash equivalents—beginning of period	106,999	154,337
Cash and cash equivalents—end of period	$60,255	$90,726
Non-cash operating activities:
Operating lease right-of-use assets recognized upon the adoption of ASC 842, Leases, on April 1, 2019	$2,986	$—
Operating lease liabilities recognized upon the adoption of ASC 842, Leases, on April 1, 2019	2,400	—
Amounts reclassified from other non-current assets to operating lease right-of-use assets upon the adoption of ASC 842, Leases, on April 1, 2019	586	—

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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the "Annual Report"), filed with the Securities and Exchange Commission ("SEC") on June 11, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and six-months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020, for any other interim period, or for any other future year.
Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC"), and as amended by Accounting Standards Updates ("ASU"), issued by the Financial Accounting Standards Board ("FASB"). These unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.
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
As of September 30, 2019, the Company’s cash and cash equivalents totaled $60.3 million and its accumulated deficit was $728.0 million. For the six months ended September 30, 2019 and the fiscal year ended March 31, 2019, the Company incurred net losses of $41.9 million and $129.1 million, respectively. As of September 30, 2019, the Company had aggregate net interest-bearing indebtedness of $34.4 million, of which $22.6 million was due within one year in the absence of any amendment made to the Company's Loan Agreement (as defined in Note 7) with Hercules Capital, Inc. ("Hercules"). The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to develop its gene therapy product candidates and prepares for potential future regulatory approvals and commercialization of its products, if approved. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates, and its current cash and cash equivalents balance will not be sufficient to complete all necessary development activities and commercially launch its products. The Company’s Loan Agreement with Hercules currently requires that the Company maintain a minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement. As of September 30, 2019, the Company was in compliance with all affirmative and negative covenants in the Loan Agreement with Hercules, including the minimum cash covenant. The Company has received two financing proposals, which, if executed, would either prevent or eliminate the potential for noncompliance with the minimum cash covenant. The Company expects to execute a definitive financing agreement by December 31, 2019; however, if a financing agreement is not executed and the Company fails to maintain compliance with the minimum cash balance requirement, an event of default would occur under the Loan Agreement, and Hercules could choose to accelerate the indebtedness under the Loan Agreement. The Company anticipates that its current cash and cash equivalents balance will not be sufficient to sustain operations beyond six months (under one proposal) or twelve months (under the other proposal) following the date that these unaudited condensed consolidated financial statements and notes were issued, which raises substantial doubt about the Company's ability to continue as a going concern.
To continue as a going concern, the Company will need, among other things, to raise additional capital in the near term. The Company continually assesses multiple options to obtain additional funding to support its operations, including proceeds from offerings of the Company’s equity securities or debt, cash received from the exercise of outstanding common stock options, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete its currently planned development programs. Management can provide no assurances that it can raise a sufficient amount of financing for the Company on favorable terms, if at all. Although the Company has successfully obtained financing in the past, and management believes that it will continue to do so in the future, ASC Subtopic 205-40 does not permit future financing activities that are not probable of being implemented and probable of alleviating the conditions that raise substantial doubt to be included in the Company's assessment of its liquidity.

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
(D) Net Loss per Common Share:
Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data. Stock options and Restricted Stock Units ("RSUs") to purchase approximately 3.0 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and six-months ended September 30, 2019 because they were anti-dilutive given the net loss of the Company. Stock options to purchase approximately 2.0 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and six-months ended September 30, 2018 because they were anti-dilutive given the net loss of the Company.
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
The Company’s financial instruments include cash and cash equivalents, a long-term investment, accounts payable and long-term debt. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company's money market fund included in cash and cash equivalents of $30.4 million at September 30, 2019 approximated fair value, which is based on quoted prices in active markets for identical securities.
At September 30, 2019, the Company held a long-term investment in nonredeemable convertible preferred stock, which is accounted for in accordance with the provisions of ASC 321, "Investments - Equity Securities" whereby the Company elected to use the measurement alternative therein (see Note 4).
The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at September 30, 2019 in determining such values (in thousands):

	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$30,425	$30,425	$—	$—
The carrying value of the Company’s debt of $34.4 million at September 30, 2019 approximated fair value, which was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.
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

The Company evaluated the Oxford Agreement and determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the in-process research and development ("IPR&D") had not reached technological feasibility, and therefore, has no alternative future use. Accordingly, $25.0 million of the $30.0 million upfront nonrefundable payment to Oxford under the Oxford Agreement was recorded as research and development expense in the Company's unaudited condensed consolidated statements of operations during the three months ended June 30, 2018. As the remaining $5.0 million of the upfront payment under the licensing agreement represents a nonrefundable payment for process development work and clinical supply that Oxford is obligated to provide over the term of the Oxford Agreement, the Company fully capitalized this portion of the payment upon execution, with $2.0 million remaining capitalized within prepaid expenses and other current assets in its unaudited condensed consolidated balance sheet as of September 30, 2019, which is recorded to research and development expense as the process development work and clinical supply are provided by Oxford. Additionally, the Company incurred $2.7 million and $4.1 million of AXO-Lenti-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statements of operations during the three and six-months ended September 30, 2019, respectively, and $1.2 million and $1.3 million during the three and six-months ended September 30, 2018, respectively. The Company paid Oxford a total of $5.2 million and $6.5 million, respectively, during the three and six-months ended September 30, 2019 and $0.1 million and $30.1 million, respectively, during the three and six-months ended September 30, 2018, including the upfront nonrefundable payment during the three months ended June 30, 2018.
(B) Benitec Biopharma License and Collaboration Agreement
In July 2018, the Company, through its wholly owned subsidiary, ASG, entered into a license and collaboration agreement (the "Benitec Agreement") with Benitec Biopharma Limited ("Benitec"), pursuant to which the Company made an upfront payment of $10.0 million and received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (collectively, the "AXO-AAV-OPMD Program") for all diseases and conditions. In June 2019, the Company notified Benitec of its intention to terminate the Benitec Agreement in its entirety, which termination became effective on September 3, 2019.
The Company evaluated the Benitec Agreement and determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the IPR&D had not reached technological feasibility, and therefore, has no alternative future use. Accordingly, the $10.0 million upfront nonrefundable payment was recorded as research and development expense in the Company's unaudited condensed consolidated statement of operations during the three months ended September 30, 2018. The Company also incurred $0.4 million and $2.1 million, respectively, of AXO-AAV-OPMD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations during the three and six-months ended September 30, 2019 and $1.7 million during both the three and six-months ended September 30, 2018. The Company paid Benitec a total of $1.7 million and $2.4 million, respectively, during the three and six-months ended September 30, 2019 and $10.0 million during the three and six-months ended September 30, 2018.
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

The Company evaluated the UMMS Agreement and determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the IPR&D had not reached technological feasibility, and therefore, has no alternative future use. Accordingly, the upfront payment of $10.0 million made from the Company to UMMS was recorded as research and development expense in the Company's unaudited condensed consolidated statement of operations during the three months ended December 31, 2018. In addition, the Company could be obligated to make payments to UMMS totaling up to $24.5 million upon the achievement of specified development and regulatory milestones and $39.8 million upon the achievement of specified commercial milestones. In February 2019, certain development and regulatory milestones were achieved resulting in a $1.0 million payment due to UMMS, and in October 2019, further development and regulatory milestones were achieved resulting in an additional $1.0 million payment due to UMMS (see Note 12). The Company is also obligated to pay UMMS tiered mid-single digit royalties based on yearly net sales of the licensed products, subject to a specified annual minimum amount. Additionally, the Company will pay UMMS a percentage of any revenues it receives from any third-party sublicenses to licensed products at rates ranging in the mid-single digits to mid-teens.
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
During the three and six-months ended September 30, 2019, the Company incurred $1.7 million and $2.7 million, respectively, of program-specific costs related to AXO-AAV-GM1 and AXO-AAV-GM2 within research and development expenses in its unaudited condensed consolidated statement of operations and paid a total of $0.8 million and $1.8 million, respectively, to UMMS.
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
On February 13, 2019, ASI and ASG entered into a transition services agreement with two wholly owned subsidiaries of Arvelle, whereby ASI and ASG received reimbursement for any expenses they, or third parties acting on their behalf, incurred on behalf of Arvelle or its subsidiaries (the "Transition Services Agreement"). For any general and administrative and research and development activities performed by its employees, ASI billed the employee compensation expense plus a predetermined mark-up, whereby the Company recorded $0.1 million and $0.2 million to other income in its unaudited condensed consolidated statement of operations during the three and six-months ended September 30, 2019 for such costs, inclusive of the mark-up. The Company billed Arvelle for all other charges at cost under the terms of the Transition Services Agreement. The Transition Services Agreement ended in September 2019.

Note 5—Leases
The Company adopted the provisions of Topic 842 on April 1, 2019 using the effective date as its date of initial application and applied the optional modified retrospective transition method. Comparative periods were not restated. For leases that commenced prior to April 1, 2019, the Company elected the following package of practical expedients when assessing the transition impact: (1) not to reassess whether any expired or existing contracts are or contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. The Company also elected to: (1) use the total lease term in its initial incremental borrowing rate calculation; (2) combine its lease and non-lease components and account for them as a single lease component; and (3) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. Upon adoption, the Company recorded corresponding aggregate operating lease right-of-use assets and operating lease liabilities of $3.0 million and $2.4 million, respectively, including $0.6 million of prepaid rent previously classified within other non-current assets in the Company’s consolidated balance sheet that was reclassified to operating lease right-of-use assets. Operating right-of-use assets and obligations were recognized based on the present value of remaining lease payments over the lease term using an incremental borrowing rate of 12.9%. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates were used based on the information available at the adoption date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. Leases with an initial term of 12 months or less are not recorded within the Company's unaudited condensed balance sheet. In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.
The Company leases office facilities in New York, New York and Princeton, New Jersey, with corresponding lease terms ending in January 2021 and October 2020, respectively, whereby the last payment under the lease agreement for the office facility in New York, New York is due in September 2020. These leases are classified as operating leases in accordance with the provisions of Topic 842. The aggregate weighted-average remaining lease term and aggregate weighted-average discount rate were 1.3 years and 12.9%, respectively, for the Company's contractual rent obligations for operating leases as of September 30, 2019.
In each of the three- and six-month periods ended September 30, 2019 and 2018, the Company incurred $0.5 million and $0.9 million, respectively, in rent expense associated with contractual rent obligations for its operating leases. During the six months ended September 30, 2019, the Company paid $0.9 million related to its contractual rent obligations associated with operating lease right-of-use assets. The following table provides a reconciliation of the Company's remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of September 30, 2019 (in thousands):

Fiscal Year Ending March 31,	Amount
2020	$896
2021	898
2022	—
2023	—
2024	—
Thereafter	—
Total undiscounted payments	1,794
Less: Present value adjustment	(119)
Present value of future payments	$1,675

Note 6—Accrued Expenses
As of September 30, 2019, and March 31, 2019, accrued expenses consisted of the following (in thousands):

	September 30, 2019	March 31, 2019

Research and development expenses	$18,185	$13,416
Salaries, bonuses, and other compensation expenses	1,798	3,899
Legal expenses	626	1,319
Other expenses	818	1,985
Total accrued expenses	$21,427	$20,619
Note 7—Long-term Debt
On February 2, 2017, AGT and its subsidiaries, AHL, ASG and ASI, entered into a loan and security agreement (as amended on May 24 and September 22, 2017) (the "Loan Agreement") with Hercules, under which the AGT, AHL and ASG (the "Borrowers") borrowed an aggregate of $55.0 million (the "Term Loan"). Subsequently, ASA was added as a Borrower in July 2017 and ATH and ATI were added as Borrowers in April 2018. Pursuant to the Loan Agreement, ASI has issued a guaranty of the Borrowers’ obligations under the Loan Agreement. The Term Loan bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers were obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest beginning October 1, 2018, through March 1, 2021. In connection with the Loan Agreement, the Borrowers and ASI, as guarantor, granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. Prepayment of the Term Loan is subject to penalty. The Loan Agreement with Hercules currently requires that the Borrowers maintain an aggregate minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement.
The Loan Agreement also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. At no time have the Borrowers been in default under the provisions of the Loan Agreement. In addition, for so long as the Term Loan remains outstanding, the Borrowers shall be required to use their commercially reasonable efforts to afford Hercules the opportunity to participate in future underwritten equity offerings of the Company's common shares up to a total of $3.0 million.
In connection with the Loan Agreement, the Company issued a warrant to Hercules, exercisable for an aggregate of 34,260 of the Company's common shares at an exercise price of $96.32 per share (the "Warrant"). In August 2017, Hercules exercised the Warrant on a cashless basis and received a net issuance of 16,228 of the Company's common shares. The Warrant was accounted for as an equity instrument since it was indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance of approximately $2.3 million was estimated using the Black-Scholes model. In addition, at the closing of the Term Loan, the Company paid transaction costs of $1.5 million. These amounts were recorded as a discount on the debt and are amortized to interest expense using the effective interest method over the life of the Term Loan, which is a period of 48 months.
Outstanding debt obligations were as follows (in thousands):

	September 30, 2019	March 31, 2019
Principal amount	$35,040	$45,295
Less: unamortized discount and debt issuance costs	(685)	(1,119)
Loan payable less unamortized discount and debt issuance costs	34,355	44,176
Less: current portion of long-term debt	(22,613)	(21,182)
Long-term loan payable, net of current maturities	$11,742	$22,994

Note 8—Related Party Transactions
(A) Services Agreements:
In October 2014, AGT and ASI entered into a services agreement with Roivant Sciences, Inc. ("RSI"), a wholly owned subsidiary of RSL, under which RSI agreed to provide certain administrative and research and development services to AGT and ASI (the "RSI Services Agreement"). AGT and ASI amended and restated the RSI Services Agreement with RSI on October 13, 2015, effective for the fiscal year commencing April 1, 2015. Under the RSI Services Agreement, as amended and restated, AGT and ASI pay or reimburse RSI for any expenses it, or third parties acting on its behalf, incurs for AGT and ASI. For any general and administrative and research and development activities performed by RSI employees, RSI charges back the employee compensation expense plus a predetermined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on AGT and ASI matters. All other costs are billed back at cost.
In February 2017, AGT and ASI amended and restated the RSI Services Agreement, effective as of December 13, 2016, to add ASG as a services recipient. In addition, in February 2017, ASG entered into a separate services agreement with Roivant Sciences GmbH ("RSG"), a wholly owned subsidiary of RSL, effective as of December 13, 2016 (the "RSG Services Agreement"), for the provision of services by RSG to ASG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. In June 2019, both the RSI Services Agreement and the RSG Services Agreement were amended, whereby RSI and RSG, respectively, as service providers, have agreed to indemnify AGT, ASI and ASG and each of their officers, employees and directors against all losses arising out of, due to or in connection with the provision of services (or the failure to provide services) under the applicable services agreement, subject to certain limitations set forth in the applicable services agreement. In addition, AGT, ASI and ASG have agreed to indemnify RSI and RSG, respectively, and their respective affiliates and officers, employees and directors against all losses arising out of, due to or in connection with the receipt of services under the applicable services agreement, subject to certain limitations set forth in the applicable services agreement. Such indemnification obligations will not exceed the payments made by AGT, ASI and ASG under the applicable services agreement for the specific service that allegedly caused or was related to the losses during the period in which such alleged losses were incurred. The term of each of the services agreements will continue until terminated upon 90 days’ written notice by any party with respect to the services such party provides or receives thereunder.
Under the RSI Services Agreement, expenses of $48 thousand and $76 thousand were incurred during the three and six-months ended September 30, 2019, respectively, inclusive of the mark-up. Under the RSI Services Agreement and the RSG Services Agreement, expenses of $0.9 million and $4.3 million were incurred during the three and six-months ended September 30, 2018, respectively, inclusive of the mark-up.
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
On June 5, 2018, in connection with a share purchase placement agreement with RSL (the “Private Placement”), the Company entered into an amended and restated information sharing and cooperation agreement (the "Restated Cooperation Agreement") with RSL, which became effective as of July 9, 2018, the closing date of the Private Placement. The Restated Cooperation Agreement, among other things: (1) obligates the Company to deliver to RSL periodic financial statements and other information upon reasonable request and to comply with other specified financial reporting requirements; (2) requires the Company to supply certain material information to RSL to assist it in preparing any future SEC filings; and (3) requires the Company to implement and observe certain policies and procedures related to applicable laws and regulations. The Company agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a shareholder under the Restated Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to the Company or any of its subsidiaries, subject to certain limitations set forth in the Restated Cooperation Agreement.

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
(C) Family Relationships:
Shankar Ramaswamy, MD, the former Chief Business Officer of ASI, and a former employee of RSI, is the brother of Vivek Ramaswamy, the Chief Executive Officer of RSI, former Chairman of the Company's Board of Directors and former Chief Executive Officer of the Company. Salary expenses for Shankar Ramaswamy, MD were $56 thousand and $75 thousand for the three months ended September 30, 2019 and 2018, respectively, and $131 thousand and $150 thousand for the six months ended September 30, 2019 and 2018, respectively. During the six months ended September 30, 2019 and 2018, Shankar Ramaswamy, MD received annual cash bonuses for prior fiscal year performance of $143 thousand and $134 thousand, respectively. These unaudited condensed consolidated financial statements also include share-based compensation expense associated with Shankar Ramaswamy, MD (see Note 10(B)(3)). During the six months ended September 30, 2019, Shankar Ramaswamy, MD was granted stock options with an aggregate grant date fair value, as computed in accordance with FASB ASC 718, Compensation - Stock Compensation, of $0.4 million. No stock options were granted to Shankar Ramaswamy, MD during the six months ended September 30, 2018. Shankar Ramaswamy, MD was no longer employed by ASI as of September 2019.
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
In December 2018, the Company issued and sold 4,145,115 common shares in a follow-on public offering, including 395,115 common shares sold pursuant to the exercise of the underwriters' option to purchase additional shares, at an offering price of $8.00 per common share for gross proceeds of $33.2 million, including 1,250,000 shares issued and sold to RSL. The aggregate net proceeds to the Company were approximately $31.6 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 9(B)).
In March 2019, the Company issued and sold 3,333,333 common shares at an offering price of $12.00 per common share for gross proceeds of $40.0 million, including 833,333 shares issued and sold to RSL. The aggregate net proceeds to the Company were approximately $37.9 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 9(B)).
Note 9—Shareholders' Equity
(A) Overview:
The Company’s Memorandum of Association, filed on October 31, 2014 in Bermuda, authorized the issuance of one class of shares. The total number of shares authorized was 1,000,000,000 with a par value per share of $0.00001 at September 30, 2019. A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders, which reduced the number of common shares issued and outstanding from approximately 182.2 million to 22.8 million as of May 8, 2019. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.
(B) Transactions:
During the six months ended September 30, 2019, expenses of $76 thousand were incurred by RSI on behalf of the Company that were treated as capital contributions (see Note 8(A)).
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

On June 22, 2018, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell the Company's common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as the Company's agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of the Company's common shares sold under the sales agreement. As of September 30, 2019, approximately $74.9 million of the Company's common shares remained available for sale under the sales agreement.
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
Note 10—Share-Based Compensation
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017 (the "2015 Plan"). A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected. In April 2019, the number of common shares authorized for issuance under the 2015 Plan increased automatically to approximately 4.0 million common shares in accordance with the terms of the 2015 Plan. Under the 2015 Plan at September 30, 2019, a total of 0.8 million common shares were available for future grant, RSUs underlying approximately 0.3 million common shares were outstanding, and options to purchase approximately 2.7 million common shares were outstanding with a weighted-average exercise price of $16.46 per share.
(A) Equity Awards:
During the six months ended September 30, 2019 and 2018, the Company granted options to purchase a total of 1.5 million and 0.4 million of its common shares, respectively, with weighted-average exercise prices of $8.15 and $17.33, respectively, and estimated grant date fair values of $7.6 million and $4.0 million, respectively, under the 2015 Plan. The stock options granted to employees during the six months ended September 30, 2019 and 2018 include options with market-based performance conditions to purchase 0.4 million and 69 thousand common shares, respectively, with weighted-average exercise prices of $8.07 and $23.88 per share, respectively, and corresponding estimated grant date fair values of $1.2 million and $1.1 million, respectively, which were estimated using Monte Carlo Simulation methods under the income approach. As of September 30, 2019, options with market-based performance conditions to purchase 0.5 million common shares at a weighted-average exercise price of $10.79 per share were outstanding. The market-based performance options vest based on the trading price for the Company’s common shares exceeding certain closing price thresholds. As of September 30, 2019, stock options with market-based performance conditions to purchase approximately 40 thousand common shares with a weighted-average exercise price of $11.68 per share were outstanding and vested.
During the six months ended September 30, 2019, the Company granted RSUs underlying a total of 0.3 million common shares with an aggregate grant date fair value of $2.6 million to its employees under the 2015 Plan, with one-half of the RSUs granted vesting on January 31, 2020 and the remainder vesting on July 31, 2020.
The Company recorded total share-based compensation expense of $1.1 million and $5.2 million for the three months ended September 30, 2019 and 2018, respectively, and $3.1 million and $10.2 million for the six months ended September 30, 2019 and 2018, respectively, related to options and RSUs granted to its employees, directors and consultants. The share-based compensation expense was recorded as research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. At September 30, 2019, total unrecognized compensation expense related to non-vested outstanding equity awards related to options and RSUs granted to its employees, directors and consultants was $13.5 million, which is expected to be recognized over the remaining weighted-average service period of 2.41 years.

(B) Share-Based Compensation for Related Parties:
(1) Share-Based Compensation Allocated to the Company by RSL:
The Company has incurred share-based compensation expense for RSL common share awards and RSL options issued by RSL to RSL, RSG and RSI employees. Share-based compensation expense has been allocated to the Company by RSL based upon the relative percentage of time utilized by RSL, RSG and RSI employees on Company matters. The Company recorded no share-based compensation expense for the three and six-months ended September 30, 2019 and share-based compensation benefit of $(3.2) million and $(2.7) million for the three and six-months ended September 30, 2018 in relation to the RSL common share awards and options issued by RSL to RSL, RSG and RSI employees.
(2) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options. The Company recorded share-based compensation (benefit) expense of $(0.2) million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $(0.1) million and $0.8 million, for the six months ended September 30, 2019 and 2018, respectively, related to these awards.
(3) Share-Based Compensation for Family Members:
During the six months ended September 30, 2019 and 2018, the Company granted Shankar Ramaswamy, MD stock options to purchase 81,750 common shares as annual stock option grant in his capacity as an employee of ASI. No stock options were granted to Shankar Ramaswamy, MD during the six months ended September 30, 2018. The Company recorded aggregate share-based compensation (benefit) expense of $(0.1) million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $20 thousand and $1.6 million for the six months ended September 30, 2019 and 2018, respectively, in connection with options vesting for Shankar Ramaswamy, MD. Shankar Ramaswamy, MD was no longer employed by ASI as of September 2019.
Shankar Ramaswamy, MD, while previously employed by RSI, was also granted RSL common shares. The Company recorded share-based compensation expense of $7 thousand and $0.1 million for the three and six-months ended September 30, 2018, respectively, related to the RSL common share awards held by Shankar Ramaswamy, MD, which the Company has recorded as research and development expense in the Company's unaudited condensed consolidated statements of operations. All compensation expense related to these RSL common share awards had been recognized by March 31, 2019.
Note 11—Commitments and Contingencies
As of September 30, 2019, the Company had entered into commitments under the Oxford Agreement (see Note 3), the UMMS Agreement (see Note 3), the Loan Agreement (see Note 7), the services agreements with RSI and RSG (see Note 8(A)), and agreements to rent office space. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. See Note 5 for information regarding rent expense incurred, and remaining contractual rent obligations due, in connection with the Company's outstanding contractual rent obligations.
In June 2019, the Company entered into a manufacturing services agreement with a third-party for the manufacture of cGMP grade viral vector, which can be terminated without cause by the Company with six months written notice. Under the terms of this agreement, the Company is committed to pay a minimum of approximately $1.4 million for manufacturing services through December 2020, which remains outstanding at September 30, 2019.
Note 12—Subsequent Events
In October 2019, further development and regulatory milestones were achieved for the Company's AXO-AAV-GM2 program resulting in an additional $1.0 million payment due to UMMS.

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
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements as predictions of future events.
Overview
We are a clinical-stage company focused on developing innovative gene therapies for neurological diseases. We currently have three clinical stage programs: (i) AXO-Lenti-PD for the treatment of Parkinson’s disease, which is comprised of the first generation ProSavin® in which 15 patients were previously dosed in a phase 1/2 study, and the second generation AXO-Lenti-PD in which we have dosed two patients in Cohort 1 of the dose ranging study and are currently dosing Cohort 2 that will enroll up to six patients; (ii) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which two patients have been dosed and we expect to continue to dose patients in the study later this year and next year; and (iii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff disease) in which two patients have been dosed and we expect to dose additional patients later this year and next year.
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
Sachs and Sandhoff diseases)

AXO-Lenti-PD Program
Overview
AXO-Lenti-PD is an in vivo lentiviral gene therapy investigational product candidate currently being developed as a potential one-time treatment of Parkinson’s disease. We licensed the worldwide development and commercialization rights to AXO-Lenti-PD and ProSavin from Oxford BioMedica (UK) Ltd. ("Oxford"), under an exclusive license agreement entered into in June 2018 (the "Oxford Agreement"). Currently, we have six years of data on 15 patients dosed in a Phase 1/2 clinical trial of ProSavin and 12-month data on two patients dosed in Cohort 1 of the Phase 2 clinical trial of the SUNRISE-PD study. We expect initial data from up to six patients dosed in Cohort 2 of the SUNRISE-PD study in the first half of calendar year 2020.
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
SUNRISE-PD Phase 2 Clinical Trial of AXO-Lenti-PD
In the fourth quarter of calendar year 2018, we initiated the Phase 2 clinical trial of the SUNRISE-PD study in the U.K. The SUNRISE-PD study is currently enrolling patients in the U.K., and we plan to file an investigational new drug application ("IND") with the FDA to support enrollment of patients in the United States. Additionally, we plan to file a Clinical Trial Application to support local enrollment in France.
The design of the SUNRISE-PD study consists of two parts, including a single arm dose-escalation portion studying multiple potential dose levels and a sham-controlled portion with patients randomized either to an active group receiving the optimal dose as determined in the first portion, or a control group receiving an imitation "sham" surgical procedure. Assuming successful completion of the dose-escalation portion of the study, the sham-controlled portion is expected to commence by the end of calendar year 2020.
The SUNRISE-PD study is evaluating the safety and tolerability of AXO-Lenti-PD as well as assessing efficacy using clinical measures of motor function, patient diaries and biomarkers. We expect the primary endpoint of the double-blind, randomized, sham-controlled portion of the SUNRISE-PD study will be assessed at six months and may include data from Hauser patient diaries and the UPDRS Part III "OFF" scores and other measures being assessed in the study.
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
We dosed the first patient in the second dose cohort of the SUNRISE-PD clinical study in April 2019 and expect to continue enrollment of patients during calendar year 2019 with three-month data on all patients dosed in the cohort expected in the first half of calendar year 2020. The dose being tested in Cohort 2 is 1.4×107 TU, which is three times higher than the dose used in Cohort 1.
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
The estimated incidence for the combination of GM1 gangliosidosis, Tay-Sachs and Sandhoff diseases is approximately one in 65,000 live births worldwide. We estimate that there are between approximately 600 and 1,000 patients with GM1 gangliosidosis, Tay-Sachs and Sandhoff diseases in the United States and European Union combined. These diseases, in the severe form, reduce life expectancy to two to four years.
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
AXO-AAV-GM1 is currently being evaluated with the first patient dosed in May 2019 and a second patient dosed in September 2019 under an IND overseen by the National Institutes of Health ("NIH"). We expect to present an update from the first child dosed with AXO-AAV-GM1 in the fourth quarter of calendar year 2019, and to complete enrollment in Part A of the registrational study of late infantile and juvenile onset (type II) GM1 patients by the first quarter of calendar year 2020 with complete data available in mid-calendar year 2020. We also plan to expand the clinical development plan to include infantile GM1 subjects (Type I), the population most severely affected by the disease.
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

Administration of AXO-AAV-GM2 in the Sandhoff mouse model showed increases in Hex A enzyme, reductions of GM2 ganglioside in the brain, and improvements in motor coordination. Extension of survival was also observed in the Sandhoff mouse model, with increases in survival in a dose-dependent manner. The AXO-AAV-GM2 program utilizes AAV vectors to deliver functional copies of both the HEXA gene and the HEXB gene, with the goal of restoring normal Hex A enzyme function in the CNS. Patients with infantile Tay-Sachs disease, late-infantile or juvenile disease, and adult disease have been shown to have less than 0.1%, approximately 0.5%, and between 2% and 4% of normal Hex A activity, respectively. In addition, patients with infantile Tay-Sachs disease, late-infantile or juvenile disease, and adult disease have a median survival time from birth of three to four, 10 to 15, and over 18 years, respectively. Hex A activity of between 5% and 10% or more of normal is believed to be compatible with a disease-free life. We believe that the restoration of Hex A activity to 0.5% of normal activity could represent a clinically meaningful effect. AXO-AAV-GM2 is currently being evaluated in two patients under an expanded access IND overseen by UMMS. Axovant will conduct the registrational program under an IND filed by the company.
Patient #1
AXO-AAV-GM2 is currently being evaluated with the first patient having been dosed in November 2018 under the expanded access IND overseen by UMMS. In March 2019 and October 2019, the three-month and six-month data were reported from the first patient, a 30-month-old with advanced infantile Tay-Sachs disease, who received a total dose of 1.0×1014 vg of AXO-AAV-GM2 administered into the cisterna magna (75% of vector) and lumbar spinal canal (25% of vector) only. Due to the patient's advanced disease, a co-delivered intrathalamic injection of AXO-AAV-GM2 was not administered.
Hex A activity was determined using the 4MUGS assay, the standard assay for assessing activity of the enzyme. At baseline, the patient's enzyme activity in the cerebrospinal fluid ("CSF") was 0.37% of normal. At three months following administration, there was an apparent increase in enzyme activity in the CSF to 1.22% of normal, which was maintained at the six-month timepoint at 1.06% of normal, representing an approximately 3-fold increase in CSF enzyme activity at both three and six-months post-injection. Serum Hex A enzyme activity also increased from baseline (0.26% of normal) at all time points measured (0.42% of normal at three months and 0.28% at six months) following administration of AXO-AAV-GM2. Additionally, the CSF GM2 levels were noted to decrease by about 25% relative to baseline at three months, and then increase by approximately 25% compared to baseline at six months post infusion. The clinical relevance of these changes is unknown.
AXO-AAV-GM2 was observed to be generally well-tolerated with no reports of serious adverse events ("SAE" or "SAEs") related to the investigational gene therapy as of either the three-month or six-month visits. No clinically relevant laboratory abnormalities were observed following administration. Within the safety parameters that were summarized by the investigator was a high CSF pressure (42 cm H2O) that was noted to be 21 cm H2O after the infusion (normal 18 cm H2O). Baseline aspartate transaminase elevation was noted to be well described in patients with Tay-Sachs disease. There was a slight transient rise in liver function tests that were considered related to the oral medications (Sirolimus or Keppra). The SAE of possible aspiration pneumonia was considered unrelated to the investigational therapy by the investigator. From an immunology standpoint, the patient was noted to have achieved adequate immunosuppression with no humoral or T-cell response to the vector. The patient's clinical condition was stable from baseline to month six without clinical deterioration observed on neurological exam. In addition, there was no deterioration in the MRI of the brain from baseline to the MRI at month three post infusion.
Patient #2
In June 2019, a six month old child with early symptomatic infantile Tay-Sachs disease received AXO-AAV-GM2 prior to the onset of severe symptoms, delivered into the thalamus bilaterally as well as into the cisterna magna and lumbar intrathecal space, the planned routes of administration for patients in the registrational program. The surgical procedure was well tolerated with no neurological defects noted. There were baseline elevated transaminases noted with a transient increase. This child is clinically stable at three months after dosing with no loss or gain of milestones. Importantly, no seizure activity and no exaggerated startle responses were observed. By contrast, the patient’s untreated, two older siblings with Tay-Sachs disease exhibited rapid disease progression, clinical regression and seizure onset at 12 to 18 months of age. In addition, a brain MRI taken three months after administration (at 10 months of age) demonstrated no damage to the thalamus and normal new myelin deposition. By contrast, commonly reported MRI findings in infantile Tay-Sachs disease at this age include demyelination and cerebral and cerebellar atrophy. The CHOP INTEND score, a 16-item scale of motor function that has been validated in infants with neuromuscular disorders, was 58 out of 64 at baseline, increasing to a total score of 60 at month three following gene transfer and ranging between 58-61 from week two to month three.
At baseline, the CSF Hex A enzyme activity was 1.57% of normal and subsequently increased to 1.8% of normal enzyme activity at three months following administration. Serum Hex A enzyme activity also increased from baseline (0.26% of normal) at all time points measured (0.50% of normal at three months) following administration of AXO-AAV-GM2. A sustained level ≥ 0.5% of normal enzyme activity may correlate with a clinically meaningful effect.

AXO-AAV-GM2 was observed to be generally well-tolerated with no reports of SAEs related to the investigational gene therapy. One SAE was a febrile urinary tract infection due to Klebsiella and was considered unrelated to the investigational therapy by the investigator. No clinically relevant laboratory abnormalities were observed following administration, with a transient positive immune response related to the Sirolimus. The patient's clinical condition was stable from baseline to month three without gain or loss of milestones and a stable neurological exam with lower extremity weakness that is unchanged from baseline. In addition, the MRI showed no injury to the thalamus and an increase of myelin that is seen with normal brain development.
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
We are solely responsible, at our expense, for all activities related to the development and commercialization of the gene therapy products. Pursuant to the Oxford Agreement, we are required to use commercially reasonable efforts to develop, obtain regulatory approval of, and commercialize a gene therapy product in the United States and at least one major market country in Europe. In addition, we are required to meet certain diligence milestones and to include at least one U.S.-based clinical trial site in a pivotal study of a gene therapy product. If we fail to meet any of these specified development milestones, we may cure such failure by paying Oxford certain fees, which range from $0.5 million to $1.0 million. Pursuant to the Oxford Agreement, Oxford is expected to be our cGMP manufacturer for AXO-Lenti-PD, subject to a separate clinical and commercial supply agreement to be negotiated between the parties.
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
Under the terms of the UMMS Agreement, we made an upfront payment of $10.0 million. In addition, we could be obligated to make payments to UMMS totaling up to $24.5 million upon the achievement of specified development and regulatory milestones and $39.8 million upon the achievement of specified commercial milestones. In February 2019, certain development and regulatory milestones were achieved resulting in a $1.0 million payment to UMMS, and in October 2019, further development and regulatory milestones were achieved resulting in an additional $1.0 million payment due to UMMS. We are also obligated to pay UMMS tiered mid-single digit royalties based on yearly net sales of the licensed products, subject to a specified annual minimum amount. Additionally, we will pay UMMS a percent of any revenues we receive from any third-party sublicenses to licensed products at rates ranging in the mid-single digits to mid-teens.

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
Program-specific costs include:

•
direct third-party costs, which include expenses incurred under agreements with contract research organizations ("CROs") and contract manufacturing organizations, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, and any other third-party expenses directly attributable to the development of our product candidates; and

•
upfront payments for the purchase of in-process research and development and milestone payments, which include costs incurred under our agreements with Oxford and UMMS, as well as costs incurred for our discontinued AXO-AAV-OPMD, intepirdine and nelotanserin programs.

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
Research and development activities will continue to be central to our business model. We expect our research and development expense to increase as we advance our current gene therapy product candidate programs and additional product candidates we may in-license or acquire as we pursue our updated business plan. For the three and six-months ended September 30, 2019, the majority of our research and development expenses were associated with our gene therapy product candidates. For the three months ended September 30, 2018, the majority of our research and development expenses were associated with our since-discontinued AXO-AAV-OPMD gene therapy program, including an upfront nonrefundable payment to Benitec Biopharma Limited ("Benitec") under a license and collaboration agreement (the "Benitec Agreement") to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products. For the six months ended September 30, 2018, the majority of our research and development expenses were associated with upfront nonrefundable payments to Oxford under the Oxford Agreement and to Benitec under the Benitec Agreement.
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
General and Administrative Expense
General and administrative expenses consist primarily of share-based compensation, legal and accounting fees, consulting services, and employee-related expenses, such as salaries, benefits and travel expenses for general and administrative personnel. General and administrative expenses also include fees for services received by ASG under the services agreements with RSI and RSG.
We anticipate that our general and administrative expenses will continue to decrease, primarily as the result of a reduction in share-based compensation and other employee-related expenses for our general and administrative personnel due to headcount reductions over the past year, as we have changed our focus from small molecule drugs to gene therapies.

Results of Operations for the Three and Six-Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three and six-months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Operating expenses:
Research and development expenses
(includes share-based compensation expense (benefit) of $409 and $(1,128) for the three months ended September 30, 2019 and 2018 and $1,130 and $1,389 for the six months ended September 30, 2019 and 2018, respectively)	$6,833	$21,502	$(14,669)	$27,923	$58,920	$(30,997)
General and administrative expenses
(includes share-based compensation expense of $482 and $3,585 for the three months ended September 30, 2019 and 2018 and $1,896 and $6,927 for the six months ended September 30, 2019 and 2018, respectively)	5,051	10,622	(5,571)	11,519	22,376	(10,857)
Total operating expenses	11,884	32,124	(20,240)	39,442	81,296	(41,854)
Interest expense	1,313	1,932	(619)	2,871	3,902	(1,031)
Other (income) expense	560	(315)	875	(537)	353	(890)
Loss before income tax expense	(13,757)	(33,741)	19,984	(41,776)	(85,551)	43,775
Income tax expense	127	94	33	165	172	(7)
Net loss	$(13,884)	$(33,835)	$19,951	$(41,941)	$(85,723)	$43,782
Research and Development Expenses
Our research and development expenses during the three and six-months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Program-specific costs:
AXO-Lenti-PD	$2,723	$1,198	$1,525	$17,123	$26,330	$(9,207)
AXO-AAV-OPMD	367	11,747	(11,380)	2,143	11,747	(9,604)
AXO-AAV-GM1 and AXO-AAV-GM2	1,702	—	1,702	2,702	—	2,702
Intepirdine	(957)	964	(1,921)	(957)	2,261	(3,218)
Nelotanserin	101	4,206	(4,105)	212	7,560	(7,348)
Unallocated internal costs:
Share-based compensation expense (benefit)	409	(1,128)	1,537	1,130	1,389	(259)
Personnel-related	1,534	2,881	(1,347)	3,684	4,417	(733)
Services agreements	—	107	(107)	—	2,352	(2,352)
Other	954	1,527	(573)	1,886	2,864	(978)
Total research and development expenses	$6,833	$21,502	$(14,669)	$27,923	$58,920	$(30,997)
Research and development expenses were $6.8 million for the three months ended September 30, 2019 compared to $21.5 million for the three months ended September 30, 2018. Excluding the upfront license fee of $10.0 million paid to Benitec in the prior year period, research and development expenses decreased by $4.7 million in the current year period, primarily due to the discontinuation of our intepirdine and nelotanserin small molecule drug programs.

Research and development expenses were $27.9 million for the six months ended September 30, 2019 compared to $58.9 million for the six months ended September 30, 2018. Excluding a net amount of $13.0 million due to Oxford for a development milestone achieved in the current year period, as well as the upfront license fees of $25.0 million paid to Oxford and $10.0 million paid to Benitec in the prior year period, research and development expenses decreased by $9.0 million in the current year period, primarily due to the discontinuation of our intepirdine and nelotanserin small molecule drug programs.
General and Administrative Expenses
General and administrative expenses were $5.1 million for the three months ended September 30, 2019 compared to $10.6 million for the three months ended September 30, 2018, with the decrease of $5.5 million primarily related to reductions in (i) share-based compensation expense of $3.1 million attributable to reduced headcount, (ii) legal and accounting fees of $0.8 million, (iii) costs allocated under our services agreements with RSI and RSG of $0.7 million as a result of the decentralization of the services provided to us, and (iv) a reduction in marketing costs of $0.6 million. Going forward, the costs allocated to us under our services agreements with RSI and RSG are expected to continue to be insignificant.
General and administrative expenses were $11.5 million for the six months ended September 30, 2019 compared to $22.4 million for the six months ended September 30, 2018, with the decrease of $10.9 million primarily related to reductions in (i) share-based compensation expense of $5.0 million attributable to reduced headcount, (ii) legal and accounting fees of $3.0 million, and (iii) costs allocated under our services agreements with RSI and RSG of $1.9 million as a result of the decentralization of the services provided to us.
Interest Expense
Interest expense was $1.3 million and $2.9 million for the three and six-months ended September 30, 2019, respectively, and $1.9 million and $3.9 million for the three and six-months ended September 30, 2018, respectively, which consisted of interest paid and the amortization of debt discount related to our loan and security agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules"). See "—Liquidity and Capital Resources—Loan and Security Agreement with Hercules Capital, Inc."
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common shares and borrowings under our credit facilities. As of September 30, 2019, we had total cash and cash equivalents of $60.3 million, which exceeded the minimum cash balance currently required by our Loan Agreement with Hercules by $30.3 million.
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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our gene therapy product candidates. We will require cash to pay principal and interest on our term loan with Hercules, whereby a $35.0 million aggregate principal amount remains outstanding as of September 30, 2019 and $12.8 million in principal and interest payments are scheduled to be made through March 31, 2020 in accordance with the current terms of our Loan Agreement with Hercules. The principal amount outstanding at March 31, 2020 under our term loan with Hercules will be $24.1 million unless we prepay some or all of the principal amount or the terms of the Loan Agreement are amended. In addition, as part of our business development strategy, we generally structure our license agreements and collaboration agreements so that a significant portion of the total license cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under these agreements. Based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect we will make total milestone payments under our license agreements and collaboration agreements of approximately $9.0 million from October 1, 2019 through March 31, 2020. To the extent we achieve additional development, regulatory and commercial milestones through March 31, 2020, we may pay additional milestone payments under our license agreements and collaboration agreements.

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
As of September 30, 2019, our cash and cash equivalents totaled $60.3 million and our accumulated deficit was $728.0 million. For the six months ended September 30, 2019 and the fiscal year ended March 31, 2019, we incurred net losses of $41.9 million and $129.1 million, respectively. As of September 30, 2019, we had aggregate net interest-bearing indebtedness of $34.4 million, of which $22.6 million was due within one year in the absence of any amendment made to, or refinancing of, our Loan Agreement with Hercules. Our Loan Agreement with Hercules currently requires that we maintain a minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement. As of September 30, 2019, we were in compliance with all affirmative and negative covenants in our Loan Agreement with Hercules, including the minimum cash covenant. We have received two financing proposals, which, if executed, would either prevent or eliminate the potential for noncompliance with the minimum cash covenant. We expect to execute a definitive financing agreement by December 31, 2019; however, if a financing agreement is not executed and we fail to maintain compliance with the minimum cash balance requirement, an event of default would occur under the Loan Agreement, and Hercules could choose to accelerate the indebtedness under the Loan Agreement. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations beyond six months (under one proposal) or twelve months (under the other proposal) following the date that the accompanying unaudited condensed consolidated financial statements and notes were issued, which raises substantial doubt about our ability to continue as a going concern.
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

To continue as a going concern, we will need, among other things, to raise additional capital in the near term. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and due to these uncertainties, there is substantial doubt about our ability to continue as going concern.
At-the-Market Equity Offering Program
In December 2016, we filed a registration statement with the SEC for the offer and sale from time to time of up to $750.0 million of any combination of registered common shares, preferred shares, debt securities, and warrants.
On June 22, 2018, we entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell our common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as our agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of our common shares sold under the sales agreement. As of September 30, 2019, approximately $74.9 million of our common shares remained available for sale under the sales agreement.
Loan and Security Agreement with Hercules Capital, Inc.
On February 2, 2017, we and our wholly owned subsidiaries, Axovant Holdings Ltd. ("AHL"), ASG and Axovant Sciences, Inc. ("ASI"), entered into the Loan Agreement with Hercules as agent and lender, which was amended on May 24 and September 22, 2017. Pursuant to the Loan Agreement, we, AHL and ASG, as the borrowers, borrowed an aggregate of $55.0 million (the "Term Loan"). ASI issued a guaranty of the borrowers’ obligations under the Loan Agreement, and at the closing, we paid Hercules a facility charge of $550,000. Subsequently, we added our subsidiary Axovant Sciences America, Inc. as a borrower in July 2017 and our subsidiaries Axovant Treasury Holdings, Inc. and Axovant Treasury, Inc. as borrowers in April 2018.
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
The Loan Agreement currently includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant, a covenant against the occurrence of a "change in control," financial reporting obligations, and certain limitations on the incurrence of indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a "material adverse effect" as set forth in the Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. In addition, for so long as the Term Loan remains outstanding, we are required to use commercially reasonable efforts to afford Hercules the opportunity to participate in future underwritten equity offerings of our common shares up to a total of $3.0 million.
In connection with the entry into the Loan Agreement, we issued a warrant to Hercules which was exercisable for an aggregate of 34,260 of our common shares at an exercise price of $96.32 per share. In August 2017, Hercules exercised the warrant on a cashless basis and received a net issuance of 16,228 of our common shares.

Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2019 and 2018 (in thousands):

	Six Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(36,477)	$(89,147)
Net cash used in investing activities	(174)	(18)
Net cash (used in) provided by financing activities	(10,093)	25,554
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation, amortization and share-based compensation expenses, as well as the effect of changes in working capital and other activities.
For the six months ended September 30, 2019, net cash used in operating activities was $36.5 million and was primarily attributable to a net loss of $41.9 million that includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, which was partially offset by $3.0 million of non-cash share-based compensation expense, $1.5 million of non-cash depreciation and amortization expense, and a net decrease in prepaid expenses and other current assets of $1.5 million.
For the six months ended September 30, 2018, net cash used in operating activities was $89.1 million and was primarily attributable to a net loss of $85.7 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, as well as a net decrease of $7.5 million in accrued expenses and a net increase of $4.3 million in other non-current assets, which were partially offset by $8.3 million of non-cash share-based compensation expense.
Investing Activities
Cash used in investing activities was $174 thousand and $18 thousand for the six months ended September 30, 2019 and 2018, respectively, and related to purchases of software, equipment and computers.
Financing Activities
For the six months ended September 30, 2019, net cash used in financing activities was approximately $10.1 million and consisted primarily of principal payments made on long-term debt. For the six months ended September 30, 2018, net cash provided by financing activities was approximately $25.6 million and consisted primarily of net proceeds from the issuance and sale of our common shares in a private placement to RSL.
Contractual Obligations
Our contractual obligations did not materially change during the six months ended September 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019 ("Annual Report"), except that in June 2019, we entered into a manufacturing services agreement with a third-party for the manufacture of cGMP grade viral vector, which can be terminated without cause by us with six months written notice. Under the terms of this agreement, we are committed to pay a minimum of approximately $1.4 million for manufacturing services through December 2020, which remains outstanding at September 30, 2019.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of September 30, 2019, we had cash and cash equivalents of $60.3 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We also have debt that bears interest at a prime-based variable rate. A 10% change in this interest rate would have an impact of approximately $0.3 million on our annual interest expense. We do not believe we are currently exposed to any material market risk.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•
initiate and continue relationships with third-party suppliers and manufacturers, including Oxford BioMedica (UK) Ltd. ("Oxford"), Nationwide Children's Hospital, Yposkesi and other third-party cGMP manufacturers, and have clinical and commercial quantities of our gene therapy product candidates manufactured at acceptable cost and quality levels;

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
We expect our research and development expenses to be significant as we develop our gene therapy product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.
Our independent registered public accounting firm has issued a going concern opinion on our consolidated financial statements for the one-year period following the date that our consolidated financial statements for the year ended March 31, 2019 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our continuing as a going concern. We will need to raise additional capital when needed or adjust our operational plans to continue as a going concern. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all.
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
The Loan Agreement subjects us and our subsidiaries to various affirmative and restrictive covenants, currently including a covenant to maintain a minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement, a covenant against the occurrence of a "change in control," financial reporting obligations, and certain limitations on the incurrence of indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders. For example, if we fail to meet our minimum cash covenant and we are unable to raise additional funds or obtain a waiver or other amendment to the Loan Agreement, we may be required to delay, limit, reduce or terminate certain of our clinical development efforts.
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
As of September 30, 2019, our cash and cash equivalents totaled $60.3 million and our accumulated deficit was $728.0 million. For the six months ended September 30, 2019 and the fiscal year ended March 31, 2019, we incurred net losses of $41.9 million and $129.1 million, respectively. As of September 30, 2019, we had aggregate net interest-bearing indebtedness of $34.4 million, of which $22.6 million was due within one year in the absence of any amendment to our Loan Agreement with Hercules. Our Loan Agreement with Hercules currently requires that we maintain a minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the Loan Agreement. As of September 30, 2019, we were in compliance with all affirmative and negative covenants in the Loan Agreement with Hercules, including the minimum cash covenant. We have received two financing proposals, which, if executed, would either prevent or eliminate the potential for noncompliance with the minimum cash covenant. We expect to execute a definitive financing agreement by December 31, 2019; however, if a financing agreement is not executed and we fail to maintain compliance with the minimum cash balance requirement, an event of default would occur under the Loan Agreement, and Hercules could choose to accelerate the indebtedness under the Loan Agreement. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations beyond six months (under one proposal) or twelve months (under the other proposal) following the date that these unaudited condensed consolidated financial statements and notes were issued, which raises substantial doubt about our ability to continue as a going concern.
To continue as a going concern, we will need, among other things, to raise additional capital in the near term. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and due to these uncertainties, there is substantial doubt about our ability to continue as going concern.

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
The U.K. held a referendum on June 23, 2016 to determine whether the U.K. should leave the EU, or remain as a member state, the outcome of which was in favor of leaving the EU, which is commonly referred to as "Brexit." Under Article 50 of the 2009 Lisbon Treaty, the U.K. will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave under Article 50 (the "Brexit Date"), unless the European Council (together with the U.K.) unanimously decides to extend this period. On March 29, 2017, the U.K. formally notified the European Council of its intention to leave the EU. No formal withdrawal arrangement has been agreed, there have been several extensions of the Brexit Date and the U.K. Government is currently examining ways in which to permit the U.K. to leave the EU without a formal withdrawal agreement in place. It appears likely that Brexit will continue to involve a process of lengthy negotiations between the U.K. and EU members states to determine the future terms of the U.K.'s relationship with the EU.
Lack of clarity about future U.K. laws and regulations as the U.K. determines which EU rules and regulations to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital. Brexit has resulted in a decision to move the EMA from the U.K. to the Netherlands, which was completed in March 2019. In the U.K., this transition may cause disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. In addition, if the U.K. and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the U.K. and other EU member states or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets either during a transitional period or more permanently.
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

In addition, we acquired worldwide rights to our gene therapy product candidates and were not involved in their development prior to such acquisitions. Any difficulties we experience in transitioning and integrating such gene therapy product candidates into our operations may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary materials, information, reports and data from third parties in a timely manner. More particularly, we have had no involvement with or control over the nonclinical and clinical development of our gene therapy product candidates prior to acquiring the rights to them. We are dependent on our predecessors, including Oxford and UMMS, having conducted such research and development in accordance with the applicable protocols, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the gene therapy product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. In addition, we have limited data regarding the safety, tolerability and efficacy of our gene therapy product candidates and their potential indications, and we have not previously conducted development activities for a biological product candidate. Problems related to our predecessors, including UMMS and Oxford, and our limited available data for our gene therapy product candidates could result in increased costs and delays in the development of our gene therapy product candidates, which could adversely affect our ability to generate future revenues.
Interim "top-line" and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim "top-line" or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data over a longer follow-up period become available. Preliminary or "top-line" data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, our clinical trials have involved small patient populations; the interim results of these clinical trials may be subject to substantial variability and may not be indicative of final results. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services has concluded that cost-sharing reduction ("CSR") payments to insurance companies required under the Affordable Care Act have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. While Congress is considering legislation to appropriate funds for CSR payments, the future of that legislation is uncertain. Moreover, in July 2018, the CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress will likely consider other legislation to replace elements of the Affordable Care Act. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. While the current administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. The Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. See "Item 1. Business-Government Regulation."
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

Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs and reform government program reimbursement methodologies for drugs. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, the President of the United States laid out his administration’s "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has solicited feedback on some of these measures and is implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the U.S. presidential administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Under the Oxford Agreement, Oxford will manufacture and supply the AXO-Lenti-PD in accordance with separate clinical and commercial supply agreements, which will be negotiated between us and Oxford. The Oxford Agreement contains certain key provisions of the clinical and commercial supply agreements, including pricing structure and our ability to transfer the technology to another manufacturer at any time following the completion of formal process characterization, process validation or BLA submission. The UMMS Agreement provides that UMMS will supply material manufactured at Nationwide Children's Hospital to support the AXO-AAV-GM1 and AXO-AAV-GM2 Phase 1/2 clinical studies. Our strategic partnership with Yposkesi will provide us with preferred access and reserved capacity for cGMP grade viral vector production for our gene therapy programs, with an initial focus on the AAV-based gene therapies.
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
Although our common shares are listed on the Nasdaq Global Select Market ("Nasdaq") we cannot assure you that an active trading market for our common shares will be sustained. In addition, as a result of RSL owning approximately 58.1% of our common shares as of September 30, 2019, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.

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
Based on common shares outstanding as of September 30, 2019, RSL beneficially owns approximately 58.1% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL is able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. RSL has announced that it has entered into a transaction agreement with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) that includes a commitment, upon closing of the transaction, to grant Sumitomo a right of first refusal with respect to our common shares held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other shareholders, and could impact our ability to undertake certain corporate transactions. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence or effectively control our decisions.

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
As of September 30, 2019, 13,244,047 of our outstanding common shares, representing a majority of our common shares, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common shares, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common shares, it could negatively affect our share price. Such a decrease in our share price could also in turn impair our ability to raise capital through the sale of additional equity securities.
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
We and RSL, our majority shareholder, are incorporated under the laws of Bermuda. We currently have subsidiaries in the U.K., Switzerland, Ireland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions in part through intercompany services agreements between us and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm's length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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
Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a PFIC for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, a look-through rule generally applies with respect to 25% or more owned subsidiaries. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to certain distributions by us and the proceeds of sales or other dispositions of our common shares that result in a gain to the U.S. holder.

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize our cash on-hand and cash from future financings in our business. With respect to the taxable year that ended on March 31, 2019, we believe that we were not a PFIC; however, with respect to foreseeable future taxable years, because the PFIC tests are based upon the value of our assets, including any goodwill and going concern value, and the nature and composition of our income and assets, which cannot be known at this time, we cannot predict whether we will or will not be classified as a PFIC. Because the determination of whether we are a PFIC for any taxable year is a fact-intensive determination made annually after the end of each taxable year, and because certain aspects of the PFIC rules are uncertain, we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
We have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC. In addition, recently proposed U.S. Treasury Regulations, which are proposed to be effective on a prospective basis only, and which we are continuing to assess the impact of, may also adversely affect the treatment of these structures and arrangements with respect to our PFIC status.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
As previously announced, on September 6, 2019, our parent company, Roivant Sciences Ltd. (“RSL”), and Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) entered into a non-binding memorandum of understanding (the “MOU”) related to the creation of a strategic alliance between the companies (the “Strategic Alliance”).
As contemplated by the MOU, RSL announced that on October 31, 2019, Sumitomo, RSL and certain of RSL’s subsidiaries entered into a definitive agreement (the “Transaction Agreement”) related to the creation of the Strategic Alliance. Among other things, the Transaction Agreement provides that, subject to the conditions set forth therein: (i) Sumitomo will indirectly acquire equity interests in five of RSL’s subsidiaries (collectively, the “Strategic Alliance Entities”), (ii) RSL will grant Sumitomo options to purchase, subject to certain exceptions set forth in the Transaction Agreement, RSL’s existing equity interests in six other privately-held RSL subsidiaries or affiliates (collectively, the “Option Entities”) and (iii) RSL will issue to Sumitomo common shares of RSL. In exchange, the Transaction Agreement provides that Sumitomo will make a $3.0 billion upfront cash payment to RSL upon the closing of the transactions contemplated by the Transaction Agreement (collectively, the “Transactions”), subject to certain adjustments as set forth therein.
We are neither a Strategic Alliance Entity nor an Option Entity, but the Transaction Agreement and related ancillary documents to be executed at the closing of the Transaction provide that, conditioned upon the closing of the Transactions, RSL will grant Sumitomo a right of first refusal with respect to our common shares held by RSL on the terms set forth in the Transaction Agreement and related ancillary documents (the “ROFR”).
For more information regarding the terms of the ROFR, refer to the Current Report on Form 8-K filed by us with the SEC on September 6, 2019.

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

AXOVANT GENE THERAPIES LTD.

		By:	/s/ David Nassif
Date:	November 8, 2019	Name:	David Nassif
		Title:	Principal Financial Officer and Principal Accounting Officer