Form 10-Q
period 2019-12-31
Axovant Gene Therapies Ltd.
filed 2020-02-10
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2019
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on February 6, 2020, was 22,791,669.

AXOVANT GENE THERAPIES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 31, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$27,812	$106,999
Prepaid expenses and other current assets	3,621	5,859
Income tax receivable	1,988	1,726
Total current assets	33,421	114,584
Long-term investment	5,871	5,871
Other non-current assets	46	973
Operating lease right-of-use assets	1,946	—
Property and equipment, net	980	1,278
Total assets	$42,264	$122,706

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$347	$1,698
Accrued expenses	20,334	20,619
Current portion of operating lease liabilities	1,156	—
Current portion of long-term debt	8,851	21,182
Total current liabilities	30,688	43,499
Operating lease liabilities, net of current portion	77	—
Long-term debt	6,452	22,994
Total liabilities	37,217	66,493

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 22,791,669 and 22,779,891 issued and outstanding at December 31, 2019 and March 31, 2019, respectively	—	—
Additional paid-in capital	746,845	741,318
Accumulated deficit	(741,996)	(686,016)
Accumulated other comprehensive income	198	911
Total shareholders’ equity	5,047	56,213
Total liabilities and shareholders’ equity	$42,264	$122,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating expenses:
Research and development expenses(1)
(includes share-based compensation expense of $876 and $1,910 for the three months ended December 31, 2019 and 2018 and $2,006 and $3,299 for the nine months ended December 31, 2019 and 2018, respectively)	$8,267	$21,483	$36,190	$80,403
General and administrative expenses(2)
(includes share-based compensation expense of $1,436 and $2,648 for the three months ended December 31, 2019 and 2018 and $3,332 and $9,575 for the nine months ended December 31, 2019 and 2018, respectively)	5,409	10,933	16,928	33,309
Total operating expenses	13,676	32,416	53,118	113,712
Other (income) expenses:
Interest expense	1,066	1,906	3,937	5,808
Other (income) expense	(694)	(78)	(1,231)	275
Loss before income tax expense	(14,048)	(34,244)	(55,824)	(119,795)
Income tax expense (benefit)	(9)	52	156	224
Net loss	$(14,039)	$(34,296)	$(55,980)	$(120,019)
Net loss per common share — basic and diluted	$(0.62)	$(2.13)	$(2.46)	$(8.06)
Weighted-average common shares outstanding — basic and diluted	22,791,669	16,096,488	22,785,006	14,897,890

(1) Includes total costs (benefit) allocated from certain wholly owned subsidiaries of our parent company, Roivant Sciences Ltd., of $0 and $(450) for the nine months ended December 31, 2019 and 2018, respectively. No such costs (benefit) were allocated during the three months ended December 31, 2019 and 2018.

(2) Includes total costs allocated from certain wholly owned subsidiaries of our parent company, Roivant Sciences Ltd., of $27 and $698 for the three months ended December 31, 2019 and 2018, respectively, and $103 and $2,772 for the nine months ended December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net loss	$(14,039)	$(34,296)	$(55,980)	$(120,019)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(293)	92	(713)	538
Total other comprehensive (loss) income	(293)	92	(713)	538
Comprehensive loss	$(14,332)	$(34,204)	$(56,693)	$(119,481)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount
Balance at March 31, 2018	13,473,512	$—	$628,111	$(556,951)	$126	$71,286
Issuance of shares upon exercise of stock options	875	—	10	—	—	10
Share-based compensation expense	—	—	5,369	—	—	5,369
Capital contribution — share-based compensation expense	—	—	490	—	—	490
Foreign currency translation adjustment	—	—	—	—	559	559
Net loss	—	—	—	(51,888)	—	(51,888)
Balance at June 30, 2018	13,474,387	$—	$633,980	$(608,839)	$685	$25,826
Issuance of shares upon exercise of stock options	11,090	—	108	—	—	108
Shares issued for private placement offering	1,785,714	—	25,000	—	—	25,000
Shares sold under share sales agreement	743	—	14	—	—	14
Share-based compensation expense	—	—	5,635	—	—	5,635
Capital contribution — share-based compensation expense	—	—	(3,178)	—	—	(3,178)
Non-cash capital contribution received from Roivant Sciences, Inc.	—	—	422	—	—	422
Foreign currency translation adjustment	—	—	—	—	(113)	(113)
Net loss	—	—	—	(33,835)	—	(33,835)
Balance at September 30, 2018	15,271,934	$—	$661,981	$(642,674)	$572	$19,879
Issuance of shares upon exercise of stock options	21,572	—	175	—	—	175
Shares sold in public offering, net of underwriting discounts and commissions and offering expenses of $1.6 million	4,145,115	—	31,634	—	—	31,634
Shares sold under share sales agreement	2,344	—	47	—	—	47
Share-based compensation expense	—	—	4,530	—	—	4,530
Capital contribution — share-based compensation expense		—	28	—	—	28
Non-cash capital contribution received from RSI	—	—	671	—	—	671
Foreign currency translation adjustment	—	—	—	—	92	92
Net loss	—	—	—	(34,296)	—	(34,296)
Balance at December 31, 2018	19,440,965	$—	$699,066	$(676,970)	$664	$22,760

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at March 31, 2019	22,779,891	$—	$741,318	$(686,016)	$911	$56,213
Issuance of shares upon exercise of stock options	781	—	5	—	—	5
Share-based compensation expense	—	—	2,135	—	—	2,135
Non-cash capital contribution received from Roivant Sciences, Inc.	—	—	28	—	—	28
Foreign currency translation adjustment	—	—	—	—	(972)	(972)
Net loss	—	—	—	(28,057)	—	(28,057)
Balance at June 30, 2019	22,780,672	$—	$743,486	$(714,073)	$(61)	$29,352
Issuance of shares upon exercise of stock options	10,997	—	81	—	—	81
Share-based compensation expense	—	—	891	—	—	891
Non-cash capital contribution received from Roivant Sciences, Inc.	—	—	48	—	—	48
Foreign currency translation adjustment	—	—	—	—	552	552
Net loss	—	—	—	(13,884)	—	(13,884)
Balance at September 30, 2019	22,791,669	$—	$744,506	$(727,957)	$491	$17,040
Share-based compensation expense	—	—	2,312	—	—	2,312
Non-cash capital contribution received from Roivant Sciences, Inc.	—	—	27	—	—	27
Foreign currency translation adjustment	—	—	—	—	(293)	(293)
Net loss	—	—	—	(14,039)	—	(14,039)
Balance at December 31, 2019	22,791,669	$—	$746,845	$(741,996)	$198	$5,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(55,980)	$(120,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	17	10
Unrealized foreign currency translation adjustment	(713)	538
Amortization of operating lease right-of-use assets	1,203	—
Share-based compensation expense	5,338	12,874
Depreciation and non-cash amortization	1,175	2,123
Change in operating lease liabilities	(1,318)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,376	(2,709)
Income tax receivable	(262)	171
Other non-current assets	341	(3,449)
Accounts payable	(1,351)	(2,931)
Due to/from Roivant Sciences Ltd. and certain of its wholly owned subsidiaries	(138)	(281)
Accrued expenses	(251)	(8,951)
Net cash used in operating activities	(49,563)	(122,624)
Cash flows from investing activities:
Purchases of property and equipment	(250)	(74)
Net cash used in investing activities	(250)	(74)
Cash flows from financing activities:
Payments on long-term debt	(29,563)	(4,780)
Capital contribution received from Roivant Sciences, Inc.	103	1,093
Cash proceeds from stock option exercises	86	293
Cash proceeds from issuance of common shares, net of costs	—	56,694
Net cash (used in) provided by financing activities	(29,374)	53,300
Net change in cash and cash equivalents	(79,187)	(69,398)
Cash and cash equivalents—beginning of period	106,999	154,337
Cash and cash equivalents—end of period	$27,812	$84,939
Non-cash operating activities:
Operating lease right-of-use assets recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	$3,103	$—
Operating lease liabilities recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	2,517	—
Amounts reclassified from other non-current assets to operating lease right-of-use assets upon the adoption of ASC 842, Leases, on April 1, 2019	586	—

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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the "Annual Report"), filed with the Securities and Exchange Commission ("SEC") on June 11, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and nine-months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020, for any other interim period, or for any other future year.
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
As of December 31, 2019, the Company’s cash and cash equivalents totaled $27.8 million and its accumulated deficit was $742.0 million. For the nine months ended December 31, 2019 and the fiscal year ended March 31, 2019, the Company incurred net losses of $56.0 million and $129.1 million, respectively. As of December 31, 2019, the Company had aggregate net interest-bearing indebtedness of $15.3 million, of which $8.9 million was due within one year. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to develop its gene therapy product candidates and prepares for potential future regulatory approvals and commercialization of its products, if approved. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates, and its current cash and cash equivalents balance will not be sufficient to complete all necessary development activities and commercially launch its products. The Company anticipates that its current cash and cash equivalents balance will not be sufficient to sustain operations beyond three months following the date that these unaudited condensed consolidated financial statements and notes were issued, which raises substantial doubt about the Company's ability to continue as a going concern.
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
(D) Net Loss per Common Share:
Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data. Stock options and Restricted Stock Units ("RSUs") to purchase approximately 2.9 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and nine-months ended December 31, 2019 because they were anti-dilutive given the net loss of the Company. Stock options to purchase approximately 2.1 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three and nine-months ended December 31, 2018 because they were anti-dilutive given the net loss of the Company.
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

The Company’s financial instruments include cash and cash equivalents, a long-term investment, accounts payable and long-term debt. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company's money market fund included in cash and cash equivalents of $10.6 million at December 31, 2019 approximated fair value, which is based on quoted prices in active markets for identical securities.
At December 31, 2019, the Company held a long-term investment in nonredeemable convertible preferred stock, which is accounted for in accordance with the provisions of ASC 321, "Investments - Equity Securities" whereby the Company elected to use the measurement alternative therein (see Note 4).
The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at December 31, 2019 in determining such values (in thousands):

	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$10,555	$10,555	$—	$—
The carrying value of the Company’s debt of $15.3 million at December 31, 2019 approximated fair value, which was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.
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
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU No. 2019-12"). ASU No. 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (Topic 740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently in the process of evaluating the effects of ASU No. 2019-12 on its consolidated financial statements, including potential early adoption.
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

The Company evaluated the Oxford Agreement and determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the in-process research and development ("IPR&D") had not reached technological feasibility, and therefore, has no alternative future use. Accordingly, $25.0 million of the $30.0 million upfront nonrefundable payment to Oxford under the Oxford Agreement was recorded as research and development expense in the Company's condensed consolidated statements of operations during the three months ended June 30, 2018. As the remaining $5.0 million of the upfront payment under the licensing agreement represents a nonrefundable payment for process development work and clinical supply that Oxford is obligated to provide over the term of the Oxford Agreement, the Company fully capitalized this portion of the payment upon execution, with $1.8 million remaining capitalized within prepaid expenses and other current assets in its unaudited condensed consolidated balance sheet as of December 31, 2019, which will be recorded to research and development expense as the process development work and clinical supply are provided by Oxford. The Company has the right to terminate the Oxford Agreement at any time upon two months' advance written notice prior to the first commercial sale of a product, or for a specified period of advance written notice after the first commercial sale of a product. Either party may terminate the Oxford Agreement for the other party's uncured material breach or with respect to a failure to make a required payment.
Additionally, excluding the upfront nonrefundable payment and development milestones achieved, the Company incurred $2.4 million and $6.5 million of AXO-Lenti-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statements of operations during the three and nine-months ended December 31, 2019, respectively, and $1.9 million and $3.2 million during the three and nine-months ended December 31, 2018, respectively. The Company paid Oxford a total of $1.7 million and $8.2 million during the three and nine-months ended December 31, 2019, respectively, and $0.8 million and $30.9 million during the three and nine-months ended December 31, 2018, respectively, including the upfront nonrefundable payment and payments made on development milestones achieved.
(B) Benitec Biopharma License and Collaboration Agreement
In July 2018, the Company, through its wholly owned subsidiary, ASG, entered into a license and collaboration agreement (the "Benitec Agreement") with Benitec Biopharma Limited ("Benitec"), pursuant to which the Company made an upfront payment of $10.0 million and received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (collectively, the "AXO-AAV-OPMD Program") for all diseases and conditions. The Company terminated the Benitec Agreement in its entirety, effective September 3, 2019.
The Company evaluated the Benitec Agreement and determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the IPR&D had not reached technological feasibility, and therefore, has no alternative future use. Accordingly, the $10.0 million upfront nonrefundable payment was recorded as research and development expense in the Company's unaudited condensed consolidated statement of operations during the three months ended September 30, 2018. The Company also incurred $(0.3) million and $1.8 million of AXO-AAV-OPMD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations during the three and nine-months ended December 31, 2019, respectively, and $1.9 million and $3.6 million during the three and nine-months ended December 31, 2018, respectively, excluding the upfront nonrefundable payment. The Company paid Benitec a total of $0.4 million and $2.8 million during the three and nine-months ended December 31, 2019, respectively, and $1.4 million and $11.4 million during the three and nine-months ended December 31, 2018, respectively, including the upfront nonrefundable payment.
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
During the three and nine-months ended December 31, 2019, the Company incurred $1.8 million and $4.5 million, respectively, of program-specific costs excluding development and regulatory milestones achieved related to AXO-AAV-GM1 and AXO-AAV-GM2 within research and development expenses in its unaudited condensed consolidated statement of operations. Including the upfront payment and regulatory and development milestones achieved, the Company paid a total of $1.1 million and $2.9 million to UMMS during the three and nine-months ended December 31, 2019, respectively, and a total of $10.0 million during the three and nine-months ended December 31, 2018.
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
On February 13, 2019, ASI and ASG entered into a transition services agreement with two wholly owned subsidiaries of Arvelle, whereby ASI and ASG received reimbursement for any expenses they, or third parties acting on their behalf, incurred on behalf of Arvelle or its subsidiaries (the "Transition Services Agreement"). For any general and administrative and research and development activities performed by its employees, ASI billed the employee compensation expense plus a predetermined mark-up, whereby the Company recorded $0.2 million to other income in its unaudited condensed consolidated statement of operations during the nine-months ended December 31, 2019 for such costs, inclusive of the mark-up. The Company billed Arvelle for all other charges at cost under the terms of the Transition Services Agreement. The Transition Services Agreement ended in September 2019.

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
The Company leases office facilities in New York, New York, Durham, North Carolina, and Princeton, New Jersey, with corresponding lease terms ending in January 2021, November 2022, and October 2020, respectively, whereby the last payment under the lease agreement for the office facility in New York, New York is due in September 2020. These leases are classified as operating leases in accordance with the provisions of Topic 842. The aggregate weighted-average remaining lease term and aggregate weighted-average discount rate were 1.2 years and 12.9%, respectively, for the Company's contractual rent obligations for operating leases as of December 31, 2019.
In each of the three- and nine-month periods ended December 31, 2019 and 2018, the Company incurred $0.4 million and $1.3 million, respectively, in rent expense associated with contractual rent obligations for its operating leases. During the nine months ended December 31, 2019, the Company paid $1.5 million related to its contractual rent obligations associated with operating lease right-of-use assets. The following table provides a reconciliation of the Company's remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of December 31, 2019 (in thousands):

Fiscal Year Ending March 31,	Amount
2020	$306
2021	943
2022	46
2023	31
2024	—
Thereafter	—
Total undiscounted payments	1,326
Less: Present value adjustment	(93)
Present value of future payments	$1,233

Note 6—Accrued Expenses
As of December 31, 2019, and March 31, 2019, accrued expenses consisted of the following (in thousands):

	December 31, 2019	March 31, 2019

Research and development expenses	$17,348	$13,416
Salaries, bonuses, and other compensation expenses	1,816	3,899
Legal expenses	363	1,319
Other expenses	807	1,985
Total accrued expenses	$20,334	$20,619
Note 7—Long-term Debt
On February 2, 2017, AGT and its subsidiaries, AHL, ASG and ASI, entered into a loan and security agreement (as amended on May 24, 2017, September 22, 2017 and November 27, 2019) (the "Loan Agreement") with Hercules, under which AGT, AHL and ASG (the "Borrowers") borrowed an aggregate of $55.0 million (the "Term Loan"). Subsequently, ASA was added as a Borrower in July 2017, ATH and ATI were added as Borrowers in April 2018 and RSL was added as a guarantor in November 2019. Pursuant to the Loan Agreement, ASI and RSL have issued guarantees of the Borrowers’ obligations under the Loan Agreement, and the Borrowers and ASI have granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. The Term Loan initially bore interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%, which was subsequently changed in connection with the November 2019 amendment of the Loan Agreement to a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 11.55%. The Term Loan has a scheduled maturity date of March 1, 2021. The Borrowers were initially obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest beginning October 1, 2018, through March 1, 2021. Subsequent to the November 2019 amendment of the Loan Agreement, the Borrowers are obligated to make monthly payments of accrued interest from December 1, 2019 until August 1, 2020, followed by monthly installments of principal and interest from September 1, 2020 through March 1, 2021. Prepayment of the Term Loan is subject to penalty. The Loan Agreement with Hercules initially required a covenant that the Borrowers maintain an aggregate minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the Term Loan, which was removed as a result of the November 2019 amendment of the Loan Agreement. The Borrowers prepaid 50%, or approximately $15.7 million, of outstanding principal due without penalty in connection with the November 2019 amendment of the Loan Agreement, which was accounted for as a modification of debt in accordance with applicable accounting guidance.
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

Outstanding debt obligations were as follows (in thousands):

	December 31, 2019	March 31, 2019
Principal amount	$15,733	$45,295
Less: unamortized discount and debt issuance costs	(430)	(1,119)
Loan payable less unamortized discount and debt issuance costs	15,303	44,176
Less: current portion of long-term debt	(8,851)	(21,182)
Long-term loan payable, net of current maturities	$6,452	$22,994
Annual maturities of debt outstanding as of December 31, 2019 are as follows (in thousands):

Fiscal year ending March 31,
2020	$—
2021	15,733
Thereafter	—
Total	$15,733
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
Under the RSI Services Agreement, expenses of $27 thousand and $103 thousand were incurred during the three and nine-months ended December 31, 2019, respectively, inclusive of the mark-up. Under the RSI Services Agreement and the RSG Services Agreement, expenses of $0.7 million and $5.0 million were incurred during the three and nine-months ended December 31, 2018, respectively, inclusive of the mark-up.

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
(C) RSL Financings:
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
Note 9—Shareholders' Equity
(A) Overview:
The Company’s Memorandum of Association, filed on October 31, 2014 in Bermuda, authorized the issuance of one class of shares. The total number of shares authorized was 1,000,000,000 with a par value per share of $0.00001 at December 31, 2019. A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders, which reduced the number of common shares issued and outstanding from approximately 182.2 million to 22.8 million as of May 8, 2019. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.

(B) Transactions:
During the nine months ended December 31, 2019, expenses of $103 thousand were incurred by RSI on behalf of the Company that were treated as capital contributions (see Note 8(A)).
On June 5, 2018, the Company entered into a share purchase agreement with RSL, its majority shareholder, pursuant to which the Company agreed to issue and sell to RSL 1,785,714 of its common shares at a purchase price of $14.00 per share, which was the closing price per share of the Company's common shares on the Nasdaq Global Select Market on June 5, 2018. On July 9, 2018, the Company received $25.0 million of net proceeds from RSL upon the closing of this private placement (see Note 8 (C)).
On June 22, 2018, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell the Company's common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as the Company's agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of the Company's common shares sold under the sales agreement. As of December 31, 2019, approximately $74.9 million of the Company's common shares remained available for sale under the sales agreement.
On December 18, 2018, the Company issued and sold 4,145,115 common shares in a follow-on public offering, including 395,115 common shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at an offering price of $8.00 per common share for gross proceeds of $33.2 million, including 1,250,000 shares issued and sold to RSL (see Note 8(C)). The aggregate net proceeds to the Company were approximately $31.6 million, after deducting underwriting discounts and commissions and offering expenses incurred.
In March 2019, the Company issued and sold 3,333,333 common shares, including 833,333 shares issued and sold to RSL, at an offering price of $12.00 per common share for gross proceeds of $40.0 million. The aggregate net proceeds to the Company were approximately $37.9 million, after deducting underwriting discounts and commissions and offering expenses incurred.
Note 10—Share-Based Compensation
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017 (the "2015 Plan"). A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected. In April 2019, the number of common shares authorized for issuance under the 2015 Plan increased automatically to approximately 4.0 million common shares in accordance with the terms of the 2015 Plan. Under the 2015 Plan at December 31, 2019, a total of 1.0 million common shares were available for future grant, RSUs underlying approximately 0.3 million common shares were outstanding, and options to purchase approximately 2.5 million common shares were outstanding with a weighted-average exercise price of $16.53 per share.
(A) Equity Awards:
During the nine months ended December 31, 2019 and 2018, the Company granted options to purchase a total of 1.5 million and 0.6 million of its common shares, respectively, with weighted-average exercise prices of $8.12 and $16.54, respectively, and estimated grant date fair values of $7.6 million and $6.2 million, respectively, under the 2015 Plan. The stock options granted to employees during the nine months ended December 31, 2019 and 2018 include options with market-based performance conditions to purchase 0.4 million and 0.1 million common shares, respectively, with weighted-average exercise prices of $8.07 and $20.49 per share, respectively, and corresponding estimated grant date fair values of $1.2 million and $1.5 million, respectively, which were estimated using Monte Carlo Simulation methods under the income approach. As of December 31, 2019, options with market-based performance conditions to purchase 0.4 million common shares at a weighted-average exercise price of $10.77 per share were outstanding. The market-based performance options vest based on the trading price for the Company’s common shares exceeding certain closing price thresholds. As of December 31, 2019, stock options with market-based performance conditions to purchase approximately 27 thousand common shares with a weighted-average exercise price of $11.68 per share were outstanding and vested.
During the nine months ended December 31, 2019, the Company granted RSUs underlying a total of 0.4 million common shares with an aggregate grant date fair value of $2.7 million to its employees under the 2015 Plan, with one-half of the RSUs granted vesting on January 31, 2020 and the remainder vesting on July 31, 2020.

The Company recorded total share-based compensation expense of $2.2 million and $4.2 million for the three months ended December 31, 2019 and 2018, respectively, and $5.3 million and $14.4 million for the nine months ended December 31, 2019 and 2018, respectively, related to options and RSUs granted to its employees, directors and consultants. The share-based compensation expense was recorded as research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. At December 31, 2019, total unrecognized compensation expense related to non-vested outstanding equity awards related to options and RSUs granted to its employees, directors and consultants was $11.1 million, which is expected to be recognized over the remaining weighted-average service period of 2.34 years.
(B) Share-Based Compensation for Related Parties:
(1) Share-Based Compensation Allocated to the Company by RSL:
The Company has incurred share-based compensation expense for RSL common share awards and RSL options issued by RSL to RSL, RSG and RSI employees. Share-based compensation expense has been allocated to the Company by RSL based upon the relative percentage of time utilized by RSL, RSG and RSI employees on Company matters. The Company recorded no share-based compensation expense for the three and nine-months ended December 31, 2019 and share-based compensation expense (benefit) of $27 thousand and $(2.7) million for the three and nine-months ended December 31, 2018, respectively, in relation to the RSL common share awards and options issued by RSL to RSL, RSG and RSI employees.
(2) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options. The Company recorded share-based compensation expense of $0.1 million and $0.3 million for the three months ended December 31, 2019 and 2018, respectively, and $16 thousand and $1.1 million for the nine months ended December 31, 2019 and 2018, respectively, related to these awards.
Note 11—Commitments and Contingencies
As of December 31, 2019, the Company had entered into commitments under the Oxford Agreement (see Note 3), the UMMS Agreement (see Note 3), the Loan Agreement (see Note 7), the services agreements with RSI and RSG (see Note 8(A)), and agreements to rent office space. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities. See Note 5 for information regarding rent expense incurred, and remaining contractual rent obligations due, in connection with the Company's outstanding contractual rent obligations.
In June 2019, the Company entered into a manufacturing services agreement with a third-party for the manufacture of cGMP grade viral vector, which can be terminated without cause by the Company with six months written notice. Under the terms of this agreement, the Company is committed to pay a minimum of approximately $1.5 million for manufacturing services through December 2020, which remains outstanding at December 31, 2019.
The Company has the right to terminate the Oxford Agreement at any time upon two months' advance written notice prior to the first commercial sale of a product, or for a specified period of advance written notice after the first commercial sale of a product. Either party may terminate the Oxford Agreement for the other party's uncured material breach or with respect to a failure to make a required payment.
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
Overview
We are a clinical-stage company focused on developing innovative gene therapies for neurological diseases. We currently have three clinical stage programs: (i) AXO-Lenti-PD for the treatment of Parkinson’s disease, which is comprised of the first generation ProSavin® in which 15 patients were previously dosed in a Phase 1/2 study, and the second generation AXO-Lenti-PD in which we have dosed two patients in Cohort 1 of the dose ranging study and are currently dosing Cohort 2 that will enroll four patients; (ii) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which two patients have been dosed and we expect to continue to dose patients in the study this year; and (iii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) in which two expanded access patients have been dosed and we expect to dose additional patients this year.
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
Sachs and Sandhoff diseases)

AXO-Lenti-PD Program
Overview
AXO-Lenti-PD is an in vivo lentiviral gene therapy investigational product candidate currently being developed as a potential one-time treatment of Parkinson’s disease. We licensed the worldwide development and commercialization rights to AXO-Lenti-PD and ProSavin from Oxford BioMedica (UK) Ltd. ("Oxford"), under an exclusive license agreement entered into in June 2018 (the "Oxford Agreement"). Currently, we have six years of data on 15 patients dosed in a Phase 1/2 clinical trial of ProSavin and 12-month data on two patients dosed in Cohort 1 of the Phase 2 clinical trial of the SUNRISE-PD study. We expect initial six-month data from the first two patients dosed in Cohort 2 of the SUNRISE-PD study in the first quarter of calendar year 2020.
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
Across all patients, mean UPDRS Part III "OFF" scores were significantly improved at six months (33% reduction, p-value=0.0001) and 12 months (31% reduction, p-value=0.0001) compared to baseline. In a long term follow up safety study being performed by Oxford for the patients from the Phase 1/2 study, ProSavin has been observed to show a favorable long-term safety profile and demonstrated positive effects on motor function for over six years. Sustained improvement was seen through six years of follow-up and the long-term follow-up study is still ongoing (10 years exposure in the earliest subject). Clinical data from this study were published in The Lancet in 2014 and long-term follow-up data from this study were published in Human Gene Therapy Clinical Development in 2018.

Next-Generation Product Candidate: AXO-Lenti-PD
AXO-Lenti-PD is a re-engineered gene therapy product candidate that was selected following multifactorial experimentation to optimize the payload configuration of ProSavin to increase endogenous dopamine production. The modifications included a different ordering of the genes, the fusion of TH and CH1 with a flexible linker, and the removal of a genetic control element between TH and AADC. Both ProSavin and AXO-Lenti-PD utilize the same exact fourth generation lentiviral vector. We believe these changes lead to more balanced stoichiometry of gene expression and colocalization of enzymatic activity. The targeted net result is increased dopamine production in transduced cells.
Nonclinical Studies for AXO-Lenti-PD
In vitro experiments with AXO-Lenti-PD showed up to 10-fold increases in dopamine + L-dopa production over ProSavin. In vivo experiments in non-human primate models showed increased AADC activity in the brain with AXO-Lenti-PD compared to ProSavin as measured by positron emission tomography ("PET") scans. Functionally, in non-human primate models at approximately 1/5th of the dose, AXO-Lenti-PD demonstrated a similar level of improvement in spontaneous locomotor activity compared to ProSavin. A recent placebo-controlled study in a non-human primate model of Parkinson’s disease published in Molecular Therapy: Methods and Clinical Development compared two doses of AXO-Lenti-PD against control-group animals receiving a placebo. The study demonstrated statistically significant differences in Parkinson's disease clinical response scores at six months in this diseased-animal model (p<0.0002 for AXO-Lenti-PD compared to control), dose-dependent increases in PET signaling using a 6-[(18)F]fluoro-m-tyrosine radiotracer (p<0.001 for AXO-Lenti-PD compared to control), and dose-dependent increases in gene expression for AADC, TH, and CH1 in transduced striatal tissue. We believe these data provide evidence that AXO-Lenti-PD may have greater potency compared to ProSavin in terms of dopamine production, enzymatic activity and functional improvement in animal models of Parkinson's disease.
SUNRISE-PD Phase 2 Clinical Trial of AXO-Lenti-PD
In the fourth quarter of calendar year 2018, we initiated the Phase 2 clinical trial of the SUNRISE-PD study in the U.K. The SUNRISE-PD study is currently enrolling patients in the U.K., and we plan to file an investigational new drug application ("IND") with the FDA to support enrollment of patients in the United States. Additionally, we have filed a Clinical Trial Application to support local enrollment in France.
The design of the SUNRISE-PD study consists of two parts, including a single arm dose-escalation portion studying multiple potential dose levels and a sham-controlled portion with patients randomized either to an active group receiving the optimal dose as determined in the first portion, or a control group receiving an imitation "sham" surgical procedure. Assuming successful completion of the dose-escalation portion of the study and successful development of a suspension-based manufacturing process, we expect to initiate the randomized, sham-controlled part of the SUNRISE-PD Phase 2 study by the end of the calendar year 2020.
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

In January 2020, we reported 12-month data from Cohort 1 in the open-label, dose-escalation portion of the SUNRISE-PD Phase 2 study. AXO-Lenti-PD was observed to be generally well tolerated, with no serious adverse events attributable to the gene therapy. At month 12, the patients experienced an average improvement from baseline in UPDRS III (motor) score, in the state "OFF" levodopa therapy, of 22 points, representing an average improvement of 37% from baseline. Individual patient improvements from baseline at 12 months of 20 points and 24 points were observed (from 58 to 38 and from 60 to 36, respectively). Previously, at six months post-dosing, these patients demonstrated an average 17-point change from baseline, or 29% improvement, on the same scale. Improvement in the UPDRS Part III “OFF” score in Cohort 1 exhibited evidence of dose response when compared to the low (n="3"), medium (n="6"), and high (n="6") dose cohorts of ProSavin that were previously evaluated in a separate Phase 1/2 study at 12 months, as follows:
These data are based on a cross-trial comparison and not a head-to-head clinical trial. As a result, these data may not be directly comparable.
In addition, the patients experienced an average improvement of approximately 13 points from baseline on the UPDRS Part II (activities of daily living) "OFF" score at 12 months post-dosing, representing an average improvement of 44% from baseline, and an average improvement of 3 points from baseline on the UPDRS Part IV (complications of therapy) "OFF" score at six months post-dosing. The 12-month timepoint is considered an important timeframe for assessment of therapeutic response, differentiation from sham/placebo effect, and durability of gene therapy in Parkinson’s disease.
Only one of two patients in Cohort 1 was able to record a Hauser diary. Improvements were observed across various diary measures from baseline to 12 months for the single patient. The Parkinson's Disease Questionnaire-39 score index, a well-validated quality of life measure in Parkinson’s disease, demonstrated an average 15-point change from baseline for the patients in Cohort 1, or 30% improvement from baseline to 12 months.
We dosed the first patient in Cohort 2 of the SUNRISE-PD clinical study in April 2019 and expect to continue enrollment of patients during calendar year 2020 with initial six-month data from the first two patients dosed in Cohort 2 expected in the first quarter of calendar year 2020. The dose being tested in Cohort 2 is 1.4×107 TU, which is three times higher than the dose used in Cohort 1.

AXO-AAV-GM1 and AXO-AAV-GM2 Programs
Overview
We are developing AXO-AAV-GM1 and AXO-AAV-GM2 as potential one-time disease-modifying treatments for GM1 and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively.
GM1 Gangliosidosis and GM2 Gangliosidosis (Including Tay-Sachs and Sandhoff Diseases)
GM1 gangliosidosis is a rare, inherited neurodegenerative lysosomal storage disorder characterized by the accumulation of GM1 ganglioside. This accumulation occurs due to a defect in the galactosidase beta 1 ("GLB1") gene. The GLB1 gene codes for the β-galactosidase ("β-gal") enzyme which catalyzes the hydrolysis of GM1 gangliosides. Impaired β-gal activity results in the toxic accumulation of GM1 gangliosides, causing the progressive destruction of nerve cells in the brain and spinal cord and early death. GM1 gangliosidosis is uniformly fatal, and there are no disease-modifying treatment options. The estimated incidence for GM1 gangliosidosis is approximately one in 100,000 live births worldwide. In 2019, we collaborated with the National Institutes of Health (“NIH”) to publish on comprehensive retrospective study characterizing the natural history of Type 1 GM1 gangliosidosis in Molecular Genetics and Metabolism (Lang et.al., 2019). This paper describes a rapidly progressive clinical course of Type 1 GM1 gangliosidosis, in which almost all patients experience significant multi-organ system dysfunction and neurodevelopmental regression between six and 18 months of age.
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
AXO-AAV-GM1
AXO-AAV-GM1 is an investigational gene therapy currently being developed as a potential one-time disease modifying treatment for GM1 gangliosidosis. The program utilizes an adeno-associated virus ("AAV") vector to deliver a functional copy of the GLB1 gene with the goals of restoring β-gal enzyme activity in the CNS and reducing GM1 ganglioside accumulation, to ultimately improve neurological function and extend survival. The therapy is administered intravenously and utilizes the AAV9 capsid, which has been shown to cross the blood-brain barrier. Intravenous administration has the potential to broadly transduce the CNS and peripheral tissues, as well as treat peripheral manifestations of the disease. We licensed exclusive worldwide rights for the development and commercialization of AXO-AAV-GM1 from the University of Massachusetts Medical School ("UMMS") in December 2018. In November 2019, we announced that the FDA had granted orphan drug designation for AXO-AAV-GM1.
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

AXO-AAV-GM1 is currently being evaluated with the first patient dosed in May 2019 and a second patient dosed in September 2019 under an IND overseen by the NIH. We presented an update from the first child dosed with AXO-AAV-GM1 in the fourth quarter of calendar year 2019, who was observed to have clinically significant improvements from baseline gene transfer to six month follow-up based on neurological exam, the Vineland-3 scale, Clinical Global Impression assessments, and nutritional status. The Vineland-3 scale is an individually administered measure of adaptive behavior that is widely used to assess individuals with intellectual, developmental, and other disabilities. In addition, AXO-AAV-GM1 was observed to be generally well tolerated with no reports of serious adverse events related to the investigational gene therapy or intravenous administration of the vector. We expect to complete enrollment in Part A of the registrational study of late infantile and juvenile onset (type II) GM1 patients by mid-calendar year 2020 with initial data available during the fourth quarter of calendar year 2020. We also plan to expand the clinical development plan to include infantile GM1 subjects (Type I), the population most severely affected by the disease.
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
Administration of AXO-AAV-GM2 in the Sandhoff mouse model showed increases in Hex A enzyme, reductions of GM2 ganglioside in the brain, and improvements in motor coordination. Extension of survival was also observed in the Sandhoff mouse model, with increases in survival in a dose-dependent manner. Patients with infantile Tay-Sachs disease, late-infantile or juvenile disease, and adult disease have been shown to have less than 0.1%, approximately 0.5%, and between 2% and 4% of normal Hex A activity, respectively. In addition, patients with infantile Tay-Sachs disease, late-infantile or juvenile disease, and adult disease have a median survival time from birth of three to four, 10 to 15, and over 18 years, respectively. Hex A activity of between 5% and 10% or more of normal is believed to be compatible with a disease-free life. We believe that the restoration of Hex A activity to 0.5% of normal activity could represent a clinically meaningful effect. AXO-AAV-GM2 is currently being evaluated in two patients under an expanded access IND overseen by UMMS. Initial observations suggested that AXO-AAV-GM2 was generally well-tolerated and associated with improvement in bioactivity outcomes. In addition, data suggested attainment of normal neurodevelopmental milestones and improvement in myelination on brain MRI.
We submitted an IND to the FDA in late calendar year 2019 to support the initiation of our registrational clinical trial in patients with GM2 gangliosidosis. Following the review of the IND, the FDA did not raise concerns related to animal toxicology or safety from the investigator-sponsored study. Rather, due to chemistry, manufacturing and controls and device-related questions posed by the FDA, the FDA placed the IND on clinical hold. In January 2020, we provided responses to the questions posed by the FDA. Pending clearance by FDA, we expect to initiate the AXO-AAV-GM2 trial in calendar year 2020.
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

We are solely responsible, at our expense, for all activities related to the development and commercialization of the gene therapy products. Pursuant to the Oxford Agreement, we are required to use commercially reasonable efforts to develop, obtain regulatory approval of, and commercialize a gene therapy product in the United States and at least one major market country in Europe. In addition, we are required to meet certain diligence milestones and to include at least one U.S.-based clinical trial site in a pivotal study of a gene therapy product. If we fail to meet any of these specified development milestones, we may cure such failure by paying Oxford certain fees, which range from $0.5 million to $1.0 million. Pursuant to the Oxford Agreement, Oxford is expected to be our cGMP manufacturer for AXO-Lenti-PD, subject to a separate clinical and commercial supply agreement to be negotiated between the parties. We have the right to terminate the Oxford Agreement at any time upon two months' advance written notice prior to the first commercial sale of a product, or for a specified period of advance written notice after the first commercial sale of a product. Either party may terminate the Oxford Agreement for the other party's uncured material breach or with respect to a failure to make a required payment.
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
Research and development activities will continue to be central to our business model. We expect our research and development expense to increase as we advance our current gene therapy product candidate programs and additional product candidates we may in-license or acquire as we pursue our updated business plan. For the three and nine-months ended December 31, 2019, the majority of our research and development expenses were associated with our gene therapy product candidates. For the three months ended December 31, 2018, the majority of our research and development expenses were associated with our gene therapy product candidates, including an upfront nonrefundable payment to UMMS under the UMMS Agreement. For the nine months ended December 31, 2018, the majority of our research and development expenses were associated with our gene therapy product candidates, including upfront nonrefundable payments to Oxford under the Oxford Agreement, to UMMS under the UMMS Agreement, and to Benitec Biopharma Limited ("Benitec") under a license and collaboration agreement to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products, which was terminated effective September 3, 2019.
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
We anticipate that our general and administrative expenses will continue to decrease during the fiscal years ending March 31, 2020 and 2021, although at a lower rate than in the periods presented in this Quarterly Report on Form 10-Q, primarily as the result of further reductions expected in overhead-related expenses.
Results of Operations for the Three and Nine-Months Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the three and nine-months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2019	2018	Change	2019	2018	Change
Operating expenses:
Research and development expenses
(includes share-based compensation expense of $876 and $1,910 for the three months ended December 31, 2019 and 2018 and $2,006 and $3,299 for the nine months ended December 31, 2019 and 2018, respectively)	$8,267	$21,483	$(13,216)	$36,190	$80,403	$(44,213)
General and administrative expenses
(includes share-based compensation expense of $1,436 and $2,648 for the three months ended December 31, 2019 and 2018 and $3,332 and $9,575 for the nine months ended December 31, 2019 and 2018, respectively)	5,409	10,933	(5,524)	16,928	33,309	(16,381)
Total operating expenses	13,676	32,416	(18,740)	53,118	113,712	(60,594)
Interest expense	1,066	1,906	(840)	3,937	5,808	(1,871)
Other (income) expense	(694)	(78)	(616)	(1,231)	275	(1,506)
Loss before income tax expense	(14,048)	(34,244)	20,196	(55,824)	(119,795)	63,971
Income tax expense (benefit)	(9)	52	(61)	156	224	(68)
Net loss	$(14,039)	$(34,296)	$20,257	$(55,980)	$(120,019)	$64,039

Research and Development Expenses
Our research and development expenses during the three and nine-months ended December 31, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2019	2018	Change	2019	2018	Change
Program-specific costs:
AXO-Lenti-PD	$2,417	$1,881	$536	$19,540	$28,211	$(8,671)
AXO-AAV-OPMD	(321)	1,858	(2,179)	1,822	13,605	(11,783)
AXO-AAV-GM1 and AXO-AAV-GM2	2,831	10,024	(7,193)	5,533	10,024	(4,491)
Intepirdine	17	(207)	224	(940)	2,054	(2,994)
Nelotanserin	39	1,334	(1,295)	251	8,894	(8,643)
Unallocated internal costs:
Share-based compensation expense	876	1,910	(1,034)	2,006	3,299	(1,293)
Personnel-related	1,610	3,095	(1,485)	5,294	7,512	(2,218)
Services agreements	—	—	—	—	2,352	(2,352)
Other	798	1,588	(790)	2,684	4,452	(1,768)
Total research and development expenses	$8,267	$21,483	$(13,216)	$36,190	$80,403	$(44,213)
Research and development expenses were $8.3 million for the three months ended December 31, 2019 compared to $21.5 million for the three months ended December 31, 2018. Research and development expenses decreased by $4.2 million in the current year period, after excluding the upfront license fee of $10.0 million paid to UMMS in the prior year period and $1.0 million due to UMMS for development and regulatory milestones achieved in the current year period. While program-specific costs increased during the period for the programs currently under development, they were offset by decreases related to the discontinuation of our legacy AXO-AAV-OPMD and nelotanserin programs, as well as decreases in share-based compensation and personnel-related costs primarily associated with a decrease in headcount.
Research and development expenses were $36.2 million for the nine months ended December 31, 2019 compared to $80.4 million for the nine months ended December 31, 2018. Research and development expenses decreased by $13.2 million in the current year period, after excluding a net amount of $13.0 million due to Oxford for a development milestone achieved and $1.0 million due to UMMS for development and regulatory milestones achieved in the current year period, as well as the upfront license fees of $25.0 million paid to Oxford, $10.0 million paid to Benitec and $10.0 million paid to UMMS in the prior year period. While program-specific costs increased during the period for the programs currently under development, they were offset by decreases related to the discontinuation of our legacy intepirdine, nelotanserin and AXO-AAV-OPMD programs, as well as decreases in share-based compensation and personnel-related costs primarily associated with a decrease in headcount, in addition to costs allocated under our services agreements with RSI and RSG as a result of the decentralization of the services provided to us.
General and Administrative Expenses
General and administrative expenses were $5.4 million for the three months ended December 31, 2019 compared to $10.9 million for the three months ended December 31, 2018, with the decrease of $5.5 million primarily related to reductions in (i) personnel costs of $1.7 million and share-based compensation expense of $1.2 million attributable to reduced headcount, (ii) legal, accounting and other administrative professional fees of $1.6 million, and (iii) costs allocated under our services agreements with RSI and RSG of $0.6 million as a result of the decentralization of the services provided to us. Going forward, the costs allocated to us under our services agreements with RSI and RSG are expected to continue to be insignificant.
General and administrative expenses were $16.9 million for the nine months ended December 31, 2019 compared to $33.3 million for the nine months ended December 31, 2018, with the decrease of $16.4 million primarily related to reductions in (i) share-based compensation expense of $6.2 million and personnel costs of $1.5 million attributable to reduced headcount, (ii) legal, accounting and other administrative professional fees of $4.7 million, and (iii) costs allocated under our services agreements with RSI and RSG of $2.5 million as a result of the decentralization of the services provided to us.

Interest Expense
Interest expense was $1.1 million and $3.9 million for the three and nine-months ended December 31, 2019, respectively, and $1.9 million and $5.8 million for the three and nine-months ended December 31, 2018, respectively, which consisted of interest paid and the amortization of debt discount related to our loan and security agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules"), whereby we prepaid approximately $15.7 million of outstanding principal due without penalty in connection with the November 2019 amendment of the Loan Agreement. See "—Liquidity and Capital Resources—Loan and Security Agreement with Hercules Capital, Inc."
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common shares and borrowings under our credit facilities. As of December 31, 2019, we had total cash and cash equivalents of $27.8 million.
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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our gene therapy product candidates. We will require cash to pay principal and interest on our term loan with Hercules, whereby a $15.7 million aggregate principal amount remains outstanding as of December 31, 2019 and $0.3 million in interest payments are scheduled to be made through March 31, 2020 in accordance with the current terms of our Loan Agreement with Hercules. The principal amount outstanding at March 31, 2020 under our term loan with Hercules will be $15.7 million unless we prepay some or all of the principal amount. In addition, as part of our business development strategy, we generally structure our license agreements and collaboration agreements so that a significant portion of the total license cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under these agreements. Based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect we will make total milestone payments under our license agreements and collaboration agreements of approximately $7.0 million from January 1, 2020 through March 31, 2020. To the extent we achieve additional development, regulatory and commercial milestones through March 31, 2020, we may pay additional milestone payments under our license agreements and collaboration agreements.
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

•	the effect of competing technological and market developments;

•	the cost and timing of completion of clinical-stage and commercial-scale manufacturing activities;

•	the cost of establishing sales, marketing and distribution capabilities for our gene therapy product candidates in regions where we choose to commercialize our products on our own; and

•	the initiation, progress, timing and results of our commercialization of our gene therapy product candidates, if approved for commercial sale.
As of December 31, 2019, our cash and cash equivalents totaled $27.8 million and our accumulated deficit was $742.0 million. For the nine months ended December 31, 2019 and the fiscal year ended March 31, 2019, we incurred net losses of $56.0 million and $129.1 million, respectively. As of December 31, 2019, we had aggregate net interest-bearing indebtedness of $15.3 million, of which $8.9 million was due within one year. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations beyond three months following the date that the accompanying unaudited condensed consolidated financial statements and notes were issued, which raises substantial doubt about our ability to continue as a going concern.
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
On June 22, 2018, we entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell our common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen is acting as our agent. Cowen is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of our common shares sold under the sales agreement. As of December 31, 2019, approximately $74.9 million of our common shares remained available for sale under the sales agreement.

Loan and Security Agreement with Hercules Capital, Inc.
On February 2, 2017, we and our wholly owned subsidiaries, Axovant Holdings Ltd. ("AHL"), ASG and Axovant Sciences, Inc. ("ASI"), entered into the Loan Agreement with Hercules as agent and lender, which was amended on May 24, 2017, September 22, 2017 and November 27, 2019. Pursuant to the Loan Agreement, we, AHL and ASG (collectively, the "Borrowers"), borrowed an aggregate of $55.0 million (the "Term Loan"). ASI issued a guarantee of the Borrowers’ obligations under the Loan Agreement, and at the closing, we paid Hercules a facility charge of $550,000. Subsequently, we added our subsidiary Axovant Sciences America, Inc. as a Borrower in July 2017, our subsidiaries Axovant Treasury Holdings, Inc. and Axovant Treasury, Inc. as Borrowers in April 2018, and RSL as a guarantor in November 2019. Pursuant to the Loan Agreement, ASI and RSL have issued guarantees of the Borrowers’ obligations under the Loan Agreement, and the Borrowers and ASI have granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. The Term Loan initially bore interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%, which was subsequently changed as a result of the November 2019 amendment of the Loan Agreement to a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 11.55%. The Term Loan has a scheduled maturity date of March 1, 2021. We were initially obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest beginning October 1, 2018, through March 1, 2021. Subsequent to the November 2019 amendment of the Loan Agreement, we are obligated to make monthly payments of accrued interest from December 1, 2019 until August 1, 2020, followed by monthly installments of principal and interest from September 1, 2020 through March 1, 2021. If we prepay the loan prior to March 1, 2021, we will be obligated to pay Hercules a prepayment charge of 1.0% of the then-outstanding principal balance. The Loan Agreement with Hercules initially required a covenant that we maintain an aggregate minimum cash balance equal to the lesser of $30.0 million or the outstanding amount due under the Term Loan, which was removed as a result of the November 2019 amendment of the Loan Agreement. We prepaid 50%, or approximately $15.7 million, of outstanding principal due without penalty in connection with the November 2019 amendment of the Loan Agreement, which was accounted for as a modification of debt in accordance with applicable accounting guidance.
The Loan Agreement currently includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a "change in control," financial reporting obligations, and certain limitations on the incurrence of indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a "material adverse effect" as set forth in the Loan Agreement, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. In addition, for so long as the Term Loan remains outstanding, we are required to use commercially reasonable efforts to afford Hercules the opportunity to participate in future underwritten equity offerings of our common shares up to a total of $3.0 million.
In connection with the entry into the Loan Agreement, we issued a warrant to Hercules which was exercisable for an aggregate of 34,260 of our common shares at an exercise price of $96.32 per share. In August 2017, Hercules exercised the warrant on a cashless basis and received a net issuance of 16,228 of our common shares.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2019 and 2018 (in thousands):

	Nine Months Ended December 31,
	2019	2018
Net cash used in operating activities	$(49,563)	$(122,624)
Net cash used in investing activities	(250)	(74)
Net cash (used in) provided by financing activities	(29,374)	53,300
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation, amortization and share-based compensation expenses, as well as the effect of changes in working capital and other activities.
For the nine months ended December 31, 2019, net cash used in operating activities was $49.6 million and was primarily attributable to a net loss of $56.0 million that includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, which was partially offset by $5.3 million of non-cash share-based compensation expense.

For the nine months ended December 31, 2018, net cash used in operating activities was $122.6 million and was primarily attributable to a net loss of $120.0 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, as well as a net decrease of $9.0 million in accrued expenses, a net increase of $3.4 million in other non-current assets, a decrease of $2.9 million in accounts payable and an increase of $2.7 million in prepaid assets and other current assets, which were partially offset by $12.9 million of non-cash share-based compensation expense and $2.1 million of depreciation and amortization.
Investing Activities
Cash used in investing activities was $250 thousand and $74 thousand for the nine months ended December 31, 2019 and 2018, respectively, and related to purchases of software, equipment and computers.
Financing Activities
For the nine months ended December 31, 2019, net cash used in financing activities was approximately $29.4 million and consisted primarily of principal payments made on long-term debt. For the nine months ended December 31, 2018, net cash provided by financing activities was approximately $53.3 million and consisted primarily of $56.7 million of net proceeds from the issuance and sale of our common shares in a public offering, a private placement to RSL and our sales agreement with Cowen, which was partially offset by $4.8 million of principal payments made on long-term debt.
Contractual Obligations
Our contractual obligations did not materially change during the nine months ended December 31, 2019 as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019, except that in November 2019, we amended our Loan Agreement with Hercules, and June 2019, we entered into a manufacturing services agreement with a third-party for the manufacture of cGMP grade viral vector, which can be terminated without cause by us with six months written notice. Under the terms of this manufacturing services agreement, we are committed to pay a minimum of approximately $1.5 million for manufacturing services through December 2020, which remains outstanding at December 31, 2019.
The following table provides information with respect to our outstanding debt obligations as of December 31, 2019 (in thousands):

	Total	Under 1 year	1-3 years	3-5 years	Over 5 years
Debt obligations, including interest (1)	$17,428	$10,413	$7,015	$—	$—

(1) Amounts estimated using interest rate in effect at December 31, 2019. Debt obligations are described below under "—Debt Obligations."
Debt Obligations
Debt obligations reflect our obligations to pay interest-only on the outstanding principal amount of $15.7 million as of December 31, 2019 until August 1, 2020 under the Loan Agreement with Hercules, and to make periodic interest payments and principal repayments from September 1, 2020 through maturity on March 1, 2021. Our debt obligation under the Hercules Loan Agreement bears interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 11.55%. The related interest on the aggregate principal amounts outstanding to Hercules included in the above table was estimated using the interest rate in effect as of December 31, 2019. See Note 7, “Long-term Debt,” in the accompanying unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the Loan Agreement with Hercules.
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
Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 2, "Summary of Significant Accounting Policies," to our audited consolidated financial statements in our Annual Report. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are "critical accounting estimates." We believe that our estimates relating to share-based compensation, research and development accruals, income taxes and our ability to continue as a going concern have the greatest potential impact on our consolidated financial statements and consider these to be our critical accounting policies and estimates and are "critical accounting estimates." There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates described in our Annual Report, except for our adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, "Leases (Topic 842)." See "Note 2(F)—Recent Accounting Pronouncements" in the accompanying notes to the unaudited condensed consolidated financial statements included in "Item 1—Financial Statements" of this Quarterly Report on Form 10-Q for additional information.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of December 31, 2019, we had cash and cash equivalents of $27.8 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We also have debt that bears interest at a prime-based variable rate. A 10% change in this interest rate would have an impact of approximately $0.2 million on our annual interest expense. We do not believe we are currently exposed to any material market risk.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, at the reasonable assurance level.
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
We are a clinical-stage gene-therapy company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, raising capital, acquiring product candidates and advancing our product candidates into clinical development. We have not yet demonstrated an ability to successfully complete a registration-enabling pivotal clinical trial, obtain marketing approval, manufacture a clinical-stage or commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
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
In June 2018, we announced that we received from Oxford a worldwide exclusive license to develop and commercialize AXO-Lenti-PD and its predecessor product candidate ProSavin® and related gene therapy products (the "Oxford Agreement"). In July 2018, we announced that we received from Benitec Biopharma Limited ("Benitec") a worldwide exclusive license to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (the "Benitec Agreement"). In December 2018, we announced that we had received from the University of Massachusetts Medical School ("UMMS") a worldwide exclusive license to develop and commercialize gene therapy product candidates AXO-AAV-GM1 and AXO-AAV-GM2 (the "UMMS Agreement"). We are pursuing a strategy to leverage our clinical experience and expertise for the clinical development and regulatory approval of our gene therapy product candidates. As part of our ongoing business strategy, we continue to explore potential opportunities to acquire or license new product candidates and to collaborate on our existing products in development.
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
We submitted an Investigational New Drug application ("IND") in late 2019 to support the initiation of a company-sponsored clinical trial of AXO-AAV-GM2 for the treatment of patients with GM2 gangliosidosis. Following its review of the IND, while the FDA had no concerns over animal toxicology or clinical safety in the AXO-AAV-GM2 program, the FDA placed the IND on clinical hold pending review of our responses to CMC and device-related questions. We are working with the FDA to allow for the clinical hold to be lifted. However, there can be no assurance that this clinical hold will be lifted in the near term or at all. If the FDA does not lift the clinical hold in part or in full, our development of AXO-AAV-GM2 may be delayed or discontinued, which would adversely affect our business, financial condition and results of operations.
The terms of our credit facility place restrictions on our operating and financial flexibility.
In February 2017, we and our subsidiaries entered into a loan and security agreement, as amended in May 2017, September 2017 and November 2019 (as amended, the "Loan Agreement"), with Hercules Capital, Inc. ("Hercules"). The Loan Agreement is guaranteed by our parent company, Roivant Sciences Ltd. ("RSL") and secured by substantially all of our property and that of our subsidiaries that are parties to the Loan Agreement, other than intellectual property.
The Loan Agreement subjects us and our subsidiaries to various affirmative and restrictive covenants, currently including a covenant against the occurrence of a "change in control," financial reporting obligations, and certain limitations on the incurrence of indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
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

•	the effect of competing technological and market developments;

•	the cost and timing of completion of clinical-stage and commercial-scale manufacturing activities;

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products on our own; and

•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.
As of December 31, 2019, our cash and cash equivalents totaled $27.8 million and our accumulated deficit was $742.0 million. For the nine months ended December 31, 2019 and the fiscal year ended March 31, 2019, we incurred net losses of $56.0 million and $129.1 million, respectively. As of December 31, 2019, we had aggregate net interest-bearing indebtedness of $15.3 million, of which $8.9 million was due within one year. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations beyond three months following the date that these unaudited condensed consolidated financial statements and notes were issued, which raises substantial doubt about our ability to continue as a going concern.
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

Our employees, independent contractors, principal investigators, consultants, commercial collaborators, manufacturers, service providers and other vendors, or those of our affiliates, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.
Our employees and contractors, including principal investigators, consultants, commercial collaborators, manufacturers, service providers and other vendors, or those of our affiliates, may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations, including those of the FDA and other similar regulatory bodies that require the reporting of true, complete and accurate information; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If our employees, independent contractors, principal investigators, consultants, commercial collaborators, manufacturers, service providers or other vendors, or those of our affiliates, are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations.
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
Legal, political and economic uncertainty surrounding the planned exit of the United Kingdom ("U.K.") from the European Union ("EU") are a source of instability and uncertainty.
On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K’s withdrawal from the EU is commonly referred to as "Brexit". The U.K. and the EU have agreed to a withdrawal agreement (the "Withdrawal Agreement"), which was approved by the U.K. Parliament on January 24, 2020. Under the Withdrawal Agreement, the U.K. is subject to a transition period until December 31, 2020 (the "Transition Period"), during which EU rules will continue to apply. Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiration of the Transition Period.
The uncertainty concerning the U.K’s legal, political and economic relationship with the EU after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). These developments, or the perception that any of them could occur, have had, and may continue to have, a significant negative impact on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the regulatory process in Europe.
If the U.K. and the EU are unable to negotiate acceptable trading and customs terms or if other EU member states pursue withdrawal, barrier-free access between the U.K. and other EU member states or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets after the Transition Period. Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations. We may also face new regulatory costs and challenges as a result of Brexit that could have an adverse effect on our operations and development programs. There may continue to be economic uncertainty surrounding the consequences of Brexit which could negatively impact our financial condition, results of operations and cash flows.

Brexit may adversely impact our ability to obtain regulatory approvals of our product candidates in the U.K. or the EU and may require us to incur additional expenses to develop and commercialize our product candidates in the U.K. or the EU or receive clinical supply of our product candidates from manufacturing partners in the U.K.
Brexit has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, and result in increased legal and regulatory complexities, as well as potentially higher costs of conducting business in Europe. The U.K.’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect us.
Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, approval and commercialization of our product candidates in the U.K. or the EU. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the U.K., the potential process for which is currently unclear. In the U.K., this transition may result in delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations.
We anticipate that Oxford, which is based in the U.K., will continue to provide clinical and commercial supply for our AXO-Lenti-PD program. Brexit, following the Transition Period, could affect the clearance or timing of the release of our clinical trial materials out of the U.K. Any such delays could result in our clinical study sites outside of the U.K. not having sufficient clinical trial materials and could adversely affect the timing and completion of our clinical trials.
Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the U.K., the EU and elsewhere. In addition, the announcement of Brexit and the withdrawal of the U.K. from the EU have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.
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
We are subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act ("CCPA") which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
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
The commencement and completion of clinical trials may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a trial, such as the recent clinical hold placed by the FDA on our AXO-AAV-GM2 program;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites;

•	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;

•	changes in or modifications to clinical trial design;

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

Regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. These authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. We will be subject to stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Violations of the FDCA or PHSA in the United States, and other comparable regulations in foreign jurisdictions, relating to the promotion of prescription drugs may lead to enforcement actions and investigations alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.
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
Even if our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community, including due to the novelty of gene therapy products in general. If they do not achieve an adequate level of acceptance, we may not generate significant product revenues and become profitable. The degree of market acceptance for our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments;

•	the effectiveness of sales and marketing efforts;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	our ability to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the ethical, social and legal concerns about gene therapy;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement and patients’ willingness to pay for our products in the absence of such coverage and adequate reimbursement;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our product together with other medications.
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

•
the federal false claims laws including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making, or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on health plans, health care clearing houses, and certain health care providers, known as covered entities, and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

•	a number of federal, state and foreign laws, regulations, guidance and standards that impose requirements regarding the protection of health data that are applicable to or affect our operations;

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
There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the current administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, the President of the United States has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the Affordable Care Act’s “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.
Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In addition, the federal government eliminated federal cost-sharing reduction ("CSR") payments to insurance companies. The loss of such federal CSR payments has resulted in increased premiums on certain policies issued by qualified health plans under the Affordable Care Act. Moreover, in December 2018, the Centers for Medicare and Medicaid Services ("CMS") published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, if any, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. The Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. See "Item 1. Business-Government Regulation."

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included further reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years.
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs and reform government program reimbursement methodologies for drugs. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, the President of the United States laid out his administration’s "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has solicited feedback on some of these measures and is implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the U.S. presidential administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Our owned or in-licensed pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue as patents, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current or future product candidates, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize future products.  Any such outcome could have an adverse effect on our business.

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
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our owned or in-licensed U.S. patents or patent applications, once issued, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the total patent term including the period of extension cannot exceed 14 years from the product's approval date. Furthermore, this extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.
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
We have licensed rights to intellectual property from Oxford and UMMS in order to commercialize our product candidates, and we have or intend to enter into one or more commercial supply and manufacturing agreements for our current product candidates.

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
Although our common shares are listed on the Nasdaq Global Select Market ("Nasdaq") we cannot assure you that an active trading market for our common shares will be sustained. In addition, as a result of RSL owning approximately 58.1% of our common shares as of December 31, 2019, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
The market price of our common shares has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

•	any additional delays in the commencement, enrollment and ultimate completion of our clinical trials, including as a result of the recent clinical hold placed on our AXO-AAV-GM2 program;

•	results of clinical trials of our product candidates or those of our competitors;

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
Based on common shares outstanding as of December 31, 2019, RSL beneficially owns approximately 58.1% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL is able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. RSL has closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) that includes a grant to Sumitomo of a right of first refusal with respect to our common shares held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other shareholders, and could impact our ability to undertake certain corporate transactions. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence or effectively control our decisions.
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
As of December 31, 2019, 13,244,047 of our outstanding common shares, representing a majority of our common shares, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common shares, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common shares, it could negatively affect our share price. Such a decrease in our share price could also in turn impair our ability to raise capital through the sale of additional equity securities.
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
We are incorporated under the laws of Bermuda. As a result, our corporate affairs are governed by the Bermuda Companies Act 1981, as amended (the "Companies Act") which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than those who actually approved it.
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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the U.K., and under current U.K. tax law, a company which is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Accordingly, we expect to be subject to U.K. taxation on our income and gains and subject to the U.K.'s controlled foreign company rules, except where an exemption applies. We may be treated as a dual resident company for U.K. tax purposes. As a result, our right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the U.K. could result in the imposition of further restrictions on our right to claim U.K. tax reliefs. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations.
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
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. We continue to assess the impact of such changes in tax laws and interpretations on our business and may determine that changes to our structure, practice, tax positions or the manner in which we conduct our business are necessary in light of such changes and developments in the tax laws of the jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

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
A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or value of all outstanding stock of such non-U.S. corporation) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s "Subpart F income," a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC's "global intangible low-taxed income" (as defined under Section 951A of the Code). Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. "Subpart F income" includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. "Global intangible low-taxed income" may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
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
Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a PFIC for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, a look-through rule generally applies with respect to 25% or more owned subsidiaries. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to certain distributions by us and the proceeds of sales or other dispositions of our common shares that result in a gain to the U.S. holder. In addition, special information reporting may be required.
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize our cash on-hand and cash from future financings in our business. With respect to the taxable year that ended on March 31, 2019, and foreseeable future tax years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurances regarding our PFIC status for the current or future taxable years. Our U.S. counsel expresses no opinion with respect to our PFIC status for our current or future taxable years. We will determine whether we were a PFIC or not for each taxable year and make such determination available to U.S. holders.
We have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC in the current and future taxable years. In addition, recently proposed U.S. Treasury Regulations, of we are continuing to assess the impact, may also adversely affect the treatment of these structures and arrangements with respect to our PFIC status.

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
As contemplated by the MOU, RSL announced that on October 31, 2019, Sumitomo, RSL and certain of RSL’s subsidiaries entered into a definitive agreement (the “Transaction Agreement”) related to the creation of the Strategic Alliance. Upon the closing of the Strategic Alliance transaction, which occurred on December 27, 2019, and in connection with the transactions contemplated by the Transaction Agreement, RSL and Sumitomo entered into the Right of First Refusal and Notice Agreement ("the ROFR Agreement"), granting Sumitomo, among other things, a right of first refusal with respect to our common shares held by RSL (the “ROFR”).
For more information regarding the terms of the ROFR and a copy of the ROFR Agreement, refer to the Current Report on Form 8-K filed by us with the SEC on September 6, 2019 and the Schedule 13D/A filed by RSL with the SEC on December 31, 2019.

Item 6.               Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation.	S-1	333-204073	3.1	05/11/2015

3.2	Memorandum of Association.	S-1	333-204073	3.2	05/11/2015

3.3	Second Amended and Restated Bye-laws.	8-K	001-37418	3.1	12/21/2017

10.1	Third Amendment to Loan and Security Agreement, dated November 27, 2019, by and among the Registrant, Axovant Holdings Limited, Axovant Sciences GmbH, Axovant Sciences America, Inc., Axovant Treasury, Inc., Axovant Treasury Holdings, Inc., Axovant Sciences, Inc., and Hercules Capital, Inc.	8-K	001-37418	10.1	12/03/2019

10.2+	Employment Agreement, dated November 4, 2019, by and between Pavan Cheruvu and Axovant Sciences, Inc.	8-K	001-37418	10.1	11/8/2019

10.3+	Employment Agreement, dated November 4, 2019, by and between David Nassif and Axovant Sciences, Inc.	8-K	001-37418	10.2	11/8/2019

10.4+	Employment Agreement, dated November 4, 2019, by and between Gavin Corcoran and Axovant Sciences, Inc.	8-K	001-37418	10.3	11/8/2019

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

AXOVANT GENE THERAPIES LTD.

		By:	/s/ David Nassif
Date:	February 10, 2020	Name:	David Nassif
		Title:	Principal Financial Officer and Principal Accounting Officer