Form 10-K
period 2020-03-31
Axovant Gene Therapies Ltd.
filed 2020-06-10
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant at the end of the registrant's most recently completed second fiscal quarter ended September 30, 2019 was approximately $61,445,020 based on the last reported sale price of the common shares on The Nasdaq Global Select Market on September 30, 2019 of $6.46 per share.
The number of the Registrant’s common shares, $0.00001 par value per share, outstanding on June 5, 2020, was 40,335,966.

AXOVANT GENE THERAPIES LTD.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2020

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
The forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and timing of our ongoing development and potential commercialization of our product candidates;

•	our relationships under our license agreements;

•	the success of our interactions with the U.S. Food and Drug Administration ("FDA") and international regulatory authorities;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials, as well as subsequent portions or cohorts of our ongoing clinical trials;

•	the receipt of approvals or endorsements by data monitoring or other committees necessary for commencement or continuation of clinical trials;

•	the anticipated designs of our future clinical studies;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approval for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to identify and in-license or acquire additional product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	continued service of our executive officers or other key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	our anticipated future cash position;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies;

•	our ability to maintain and operate our business in light of the COVID-19 pandemic;

•	the success of competing therapies that are or may become available; and

•	our stated objective of building the world's leading gene therapy company for the treatment of neurological diseases.
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
Item 1.         Business
Overview
We are a clinical-stage company focused on developing innovative gene therapies for neurodegenerative diseases. We currently have three clinical-stage programs: (i) AXO-Lenti-PD program for the treatment of Parkinson's disease, which is comprised of the first generation ProSavin® in which 15 patients were previously dosed in a Phase 1/2 study, and the second generation AXO-Lenti-PD in which we have dosed two patients in Cohort 1 of the dose-escalation study and four patients in Cohort 2; (ii) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which five patients have been dosed in the low-dose cohort of stage 1, and we expect to continue to dose patients in the higher dose cohort of the study in calendar year 2020; and (iii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) in which two expanded access patients have been dosed and we expect to obtain investigational new drug ("IND") application clearance in calendar year 2020.
We are dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need and extending the reach of gene therapies to highly prevalent neurological disorders like Parkinson's disease. We have assembled a portfolio of gene therapies in partnership with leading scientific institutions and have built a team with extensive experience in the gene therapy space. Our team pursues new innovations in vector design and delivery to optimize our investigational gene therapy products for safety, potency, durability, and immunologic response. We will continue to build integrated internal development capabilities from product development through commercialization and focus on accelerating the pace of product development in the clinic. As part of our ongoing business strategy, we continue to explore potential opportunities to acquire or license new product candidates as well as opportunities for partnership or collaboration on our existing products in development. Our vision is to build the world's leading gene therapy company for the treatment of neurodegenerative diseases by progressing our current programs and identifying, developing and commercializing other novel gene therapy treatments for neurodegenerative diseases.
Our Product Pipeline
The following table summarizes the status of our gene therapy development programs. Our wholly owned subsidiary, Axovant Sciences GmbH ("ASG"), holds global commercial rights to each of the following programs:

Gene Therapy Program	Clinical Indication	Clinical Development Stage

AXO-Lenti-PD	Parkinson's disease	Phase 2

AXO-AAV-GM1	GM1 gangliosidosis	Phase 1/2

AXO-AAV-GM2	GM2 gangliosidosis (including Tay-Sachs and	Phase 1/2
Sandhoff diseases)

AXO-Lenti-PD Program
Overview
AXO-Lenti-PD is an in vivo lentiviral gene therapy investigational product candidate currently being developed as a potential one-time treatment of Parkinson’s disease. We licensed the worldwide development and commercialization rights to AXO-Lenti-PD and ProSavin from Oxford BioMedica (UK) Ltd. ("Oxford"), under an exclusive license agreement entered into in June 2018 (the "Oxford Agreement"). Currently, we have six years of data on 15 patients dosed in a Phase 1/2 clinical trial of ProSavin and 12-month data on two patients dosed in Cohort 1 of the Phase 2 clinical trial of the SUNRISE-PD study. We expect six-month data from the four patients dosed in Cohort 2 of the SUNRISE-PD study by the end of calendar year 2020.

AXO-Lenti-PD delivers a construct of three genes that encode the critical enzymes required for the biochemical synthesis of dopamine from endogenous tyrosine. The three enzymes are: Tyrosine Hydroxylase ("TH"), the enzyme that converts tyrosine to levodopa ("L-dopa"), Cyclohydrolase 1 ("CH1"), the rate-limiting enzyme for synthesis of Tetrahydrobiopterin ("BH4"), a critical cofactor for production of L-dopa, and Aromatic L-Amino Acid Decarboxylase ("AADC"), the enzyme that converts L-dopa to dopamine. AXO-Lenti-PD is delivered by a one-time stereotactic guided infusion into the putamen. We believe that delivery of all three of these genes will enable the continuous, tonic, endogenous synthesis of dopamine in this region of the brain that is deficient in dopamine, with a goal of improving motor function, reducing the burden of oral therapy, and mitigating dyskinesia in patients with Parkinson’s disease. Dopamine deficiency plays a central role in Parkinson’s disease and we believe that restoring the ability to synthesize dopamine in patients will offer lasting improvement in the symptoms of Parkinson’s disease. Oxford previously conducted a Phase 1/2 clinical study with ProSavin. In this clinical trial, ProSavin was observed to have a favorable long-term safety profile and demonstrated effects on motor function for six years, supporting proof-of-concept. AXO-Lenti-PD delivers a re-engineered construct relative to ProSavin that has been demonstrated to increase dopamine production in nonclinical studies.
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
As Parkinson’s disease progresses, other therapies can be used in combination with L-dopa and include dopamine receptor agonists and inhibitors of enzymes related to dopamine metabolism, such as monoamine oxidase B ("MAO-B") and catechol O-methyl transferase ("COMT"). These therapies aim to further improve overall dopaminergic function. Patient-friendly treatment options for motor fluctuations in advanced Parkinson’s disease are limited. Subcutaneous injections of the dopamine agonist apomorphine are used for the acute treatment of OFF periods. Duopa/Duodopa is an enteral suspension of L-dopa and the peripheral AADC inhibitor carbidopa that is continuously administered over the course of the day through a surgically-placed percutaneous endoscopic gastrostomy with jejunal ("PEG-J") tube to reduce fluctuations in L-dopa blood levels. Deep-Brain Stimulation ("DBS"), a procedure in which electrodes are surgically placed in the basal ganglia, either in the subthalamic nucleus or internal globus pallidus, is another option for advanced Parkinson’s disease. Through an impulse generator, electrical stimuli are delivered to the brain to modulate neural signals within these target regions. It remains unclear exactly how DBS improves the symptoms of Parkinson’s disease. Both Duopa/Duodopa and DBS require indwelling hardware - a PEG-J tube, or electrodes, leads, and impulse generator - respectively.
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
Phase 1/2 Clinical Trial of ProSavin
ProSavin was evaluated for safety and efficacy in a Phase 1/2 study in patients with advanced Parkinson's disease by Oxford. In this study, ProSavin was observed to be well-tolerated with sustained improvements on motor function as measured by the Unified Parkinson's Disease Rating Scale ("UPDRS") Part III (motor) score in the state "OFF" levodopa medication, which we refer to as UPDRS Part III "OFF." The Phase 1/2 clinical trial was conducted at sites in the United Kingdom ("UK") and France on a total of 15 patients with advanced Parkinson's disease. Three target dose levels of ProSavin were assessed in four patient cohorts: Low Dose: 1.9 × 107 transducing units ("TU") in Cohort 1 (n=3); Medium Dose: 4.0 × 107 TU in Cohorts 2a (n=3) and 2b (n=3); High Dose: 1.0 × 108 TU in Cohort 3 (n=6). Cohorts 2b and 3 underwent a modified delivery method to increase the rate of delivery of the viral vector. The primary endpoints were the number and severity of adverse events as well as the UPDRS Part III "OFF" scores at six months after gene therapy administration. No serious adverse events related to ProSavin or the surgical procedure were reported. Reported adverse events were generally mild and related to either Parkinson's disease progression or L-dopa-induced dyskinesias that were ameliorated with reduction of L-dopa administration. The most common adverse events in the first 12 months were dyskinesia (n=11 subjects), "on-off" motor fluctuations (n=9), headache (n=4), and akinesia (n=3).
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
SUNRISE-PD Phase 2 Clinical Trial of AXO-Lenti-PD
In the fourth quarter of calendar year 2018, we initiated the Phase 2 clinical trial of the SUNRISE-PD study in the UK. The SUNRISE-PD study is currently enrolling patients in the UK, and we plan to file an IND application with the FDA to support enrollment of patients in the United States. Additionally, we have filed a Clinical Trial Application to support local enrollment in France.
The design of the SUNRISE-PD study consists of two parts, including a single arm dose-escalation portion studying multiple potential dose levels and a sham-controlled portion with patients randomized either to an active group receiving the optimal dose as determined in the first portion, or a control group receiving an imitation "sham" surgical procedure. Assuming successful completion of the dose-escalation portion of the study and successful development of a suspension-based manufacturing process, we expect to initiate the randomized, sham-controlled part of the SUNRISE-PD Phase 2 study in calendar year 2021.
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

In January 2020, we reported 12-month data from Cohort 1 in the open-label, dose-escalation portion of the SUNRISE-PD Phase 2 study. AXO-Lenti-PD was observed to be generally well tolerated, with no serious adverse events attributable to the gene therapy. At month 12, the patients experienced an average improvement from baseline in UPDRS III (motor) score, in the state "OFF" levodopa therapy, of 22 points, representing an average improvement of 37% from baseline. Individual patient improvements from baseline at 12 months of 20 points and 24 points were observed (from 58 to 38 and from 60 to 36, respectively). Previously, at six months post-dosing, these patients demonstrated an average 17-point change from baseline, or 29% improvement, on the same scale. Improvement in the UPDRS Part III "OFF" score in Cohort 1 exhibited evidence of dose response when compared to the low (n="3"), medium (n="6"), and high (n="6") dose cohorts of ProSavin that were previously evaluated in a separate Phase 1/2 study at 12 months, as follows:
1These data are based on a cross-trial comparison and not a head-to-head clinical trial. As a result, these data may not be directly comparable.
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
We dosed the first patient in Cohort 2 of the SUNRISE-PD clinical study in April 2019 and the last (fourth) patient in February 2020 with six-month data from the patients dosed in Cohort 2 expected by the end of calendar year 2020. The target dose being tested in Cohort 2 is 1.4×107 TU, which is three times higher than the dose used in Cohort 1. At six months, the first patient in Cohort 2 demonstrated a 22-point improvement from baseline on the UPDRS Part III "OFF" score, compared to a 17-point average improvement for patients in Cohort 1 at six months.

AXO-AAV-GM1 and AXO-AAV-GM2 Programs
Overview
We are developing AXO-AAV-GM1 and AXO-AAV-GM2 as potential one-time disease modifying treatments for GM1 and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively.
GM1 Gangliosidosis and GM2 Gangliosidosis (Including Tay-Sachs and Sandhoff Diseases)
GM1 gangliosidosis is a rare, inherited neurodegenerative lysosomal storage disorder characterized by the accumulation of GM1 ganglioside. This accumulation occurs due to a defect in the galactosidase beta 1 ("GLB1") gene. The GLB1 gene codes for the β-galactosidase ("β-gal") enzyme which catalyzes the hydrolysis of GM1 gangliosides. Impaired β-gal activity results in the toxic accumulation of GM1 gangliosides, causing the progressive destruction of nerve cells in the brain and spinal cord and early death. GM1 gangliosidosis is uniformly fatal, and there are no disease-modifying treatment options. The estimated incidence for GM1 gangliosidosis is approximately one in 100,000 live births worldwide. In 2019, we collaborated with the National Institutes of Health ("NIH") to publish a comprehensive retrospective study characterizing the natural history of Type 1 GM1 gangliosidosis in Molecular Genetics and Metabolism (Lang et.al., 2019). This paper describes a rapidly progressive clinical course of Type 1 GM1 gangliosidosis, in which almost all patients experience significant multi-organ system dysfunction and neurodevelopmental regression between six and 18 months of age.
GM2 gangliosidosis, also known as Tay-Sachs or Sandhoff diseases, is a rare, inherited neurodegenerative lysosomal storage disorder characterized by buildup of GM2 ganglioside in lysosomes. Defects in the hexosaminidase subunit alpha ("HEXA") gene (leading to Tay-Sachs disease) and hexosaminidase subunit beta ("HEXB") gene (leading to Sandhoff disease) cause deficiencies in beta-hexosaminidase A ("Hex A") enzyme activity. Hex A enzyme deficiency leads to progressive accumulation of GM2 gangliosides in the central nervous system ("CNS") with ensuing neurodegeneration. Both Tay-Sachs disease and Sandhoff disease are characterized by progressive nervous system dysfunction, resulting in marked cognitive and physical impairment. Tay-Sachs and Sandhoff diseases result in approximately 50% mortality by three and a half years of age and 75% mortality by five years of age. Currently there are no disease-modifying treatment options for either Tay-Sachs disease or Sandhoff disease, and management is limited to symptomatic treatment. The estimated incidence for Tay-Sachs and Sandhoff diseases is approximately one in 150,000 live births worldwide.
The estimated incidence for the combination of GM1 gangliosidosis, Tay-Sachs and Sandhoff diseases is approximately one in 60,000 live births worldwide. We estimate that there are between approximately 600 and 1,000 patients with GM1 gangliosidosis, Tay-Sachs and Sandhoff diseases in the United States and European Union combined. These diseases, in the severe form, reduce life expectancy to two to four years.
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

AXO-AAV-GM1 is currently being evaluated in an IND overseen by the NIH. We presented an update from the first child dosed with AXO-AAV-GM1 in the fourth quarter of calendar year 2019, who was observed to have clinically significant improvements from baseline gene transfer to six month follow-up based on neurological exam, the Vineland-3 scale, Clinical Global Impression assessments, and nutritional status. The Vineland-3 scale is an individually administered measure of adaptive behavior that is widely used to assess individuals with intellectual, developmental, and other disabilities. In addition, AXO-AAV-GM1 was observed to be generally well tolerated with four treatment emergent adverse events, of which two were considered possibly related (increased Fibrin D dimer and increased AST, both of which resolved with no clinical sequelae), and no reports of serious adverse events related to the investigational gene therapy or intravenous administration of the vector. We have completed the enrollment and dosing of the five patients in the lower dose in Stage 1 of the registrational study of late infantile and juvenile onset (type II) GM1 patients and expect initial data to be available during the fourth quarter of calendar year 2020. An IND amendment was cleared to expand Stage 2 of the registrational study protocol to include infantile (Type I) GM1 patients, the population most severely affected by the disease, and to evaluate a higher dose level for both Type I and Type II patients. We expect to initiate dosing in the high-dose cohort of Stage 1 of the AXO-AAV-GM1 clinical program, which will include both Type I and Type II patients, in the second half of calendar year 2020.

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
We submitted an IND to the FDA in late calendar year 2019 to support the initiation of our registrational clinical trial in patients with GM2 gangliosidosis. Following the review of the IND, the FDA did not raise concerns related to animal toxicology or safety from the investigator-sponsored study. Rather, due to chemistry, manufacturing and controls and device-related questions posed by the FDA, the FDA placed the IND on clinical hold. In January 2020, we provided responses to the questions posed by the FDA. Based on the feedback from the FDA, we expect to obtain IND clearance for the AXO-AAV-GM2 trial in calendar year 2020.
Patient #1
AXO-AAV-GM2 is currently being evaluated in two patients under the expanded access IND overseen by UMMS. The first patient was dosed in November 2018. In March 2019, October 2019 and May 2020, the three-month, six-month and 12-month data were reported from the first patient, a 30-month-old with advanced infantile Tay-Sachs disease, who received a total dose of 1.0 × 1014 vg of AXO-AAV-GM2 administered into the cisterna magna (75% of vector) and lumbar spinal canal (25% of vector) only. Due to the patient's advanced disease, a co-delivered intrathalamic injection of AXO-AAV-GM2 was not administered.

AXO-AAV-GM2 was observed to be generally well-tolerated with no reports of serious adverse events ("SAE" or "SAEs") related to the investigational gene therapy as of either the three-month, six-month or 12-month visits. No clinically relevant laboratory abnormalities were observed following administration. Within the safety parameters that were summarized by the investigator was a high CSF pressure (42 cm H2O) that was noted to be 21 cm H2O after the infusion (normal 18 cm H2O). Baseline aspartate transaminase elevation was noted, which has been well described in patients with Tay-Sachs disease with no clinical relevance. There was a slight clinically insignificant transient rise in liver function tests that were considered related to the oral medications (Sirolimus or Keppra). One SAE of possible aspiration pneumonia was considered unrelated to the investigational therapy by the investigator. From an immunology standpoint, the patient was noted to have achieved adequate immunosuppression with no humoral or T-cell response to the vector. The patient's clinical condition was stable from baseline to month 12 without clinical deterioration observed on neurological exam. In addition, there was no deterioration in the MRI of the brain from baseline to the MRI at month three post infusion.
Patient #2
In June 2019, a six month old child with early symptomatic infantile Tay-Sachs disease received AXO-AAV-GM2 prior to the onset of severe symptoms, delivered into the thalamus bilaterally as well as into the cisterna magna and lumbar intrathecal space, the planned routes of administration for patients in the registrational program. The surgical procedure was well tolerated with no neurological defects noted. There were baseline elevated transaminases noted with a transient increase. This child is clinically stable at six months after dosing with plateaued development. Importantly, no seizure activity and no exaggerated startle responses were observed. By contrast, the patient’s untreated, two older siblings with Tay-Sachs disease exhibited rapid disease progression, clinical regression and seizure onset at 12 to 18 months of age. In addition, brain MRIs taken three and six months after administration (at 10 and 13 months of age, respectively) demonstrated no damage to the thalamus and normal new myelin deposition. By contrast, commonly reported MRI findings in infantile Tay-Sachs disease at this age include demyelination and cerebral and cerebellar atrophy. The CHOP INTEND score, a 16-item scale of motor function that has been validated in infants with neuromuscular disorders, was 58 out of 64 at baseline, increasing to a total score of 60 at month three following gene transfer and declining to a total score of approximately 52 at month 12 following gene transfer. Total CHOP INTEND scores sustained at levels greater than 40 points indicate a clinically meaningful improvement.
AXO-AAV-GM2 was observed to be generally well-tolerated with no reports of SAEs related to the investigational gene therapy. One SAE was a febrile urinary tract infection due to Klebsiella (gram negative bacteria) and was considered unrelated to the investigational therapy by the investigator. No clinically relevant laboratory abnormalities were observed following administration, with a transient positive immune response related to the immunosuppressive agent, Sirolimus. The patient's clinical condition was stable from baseline to month three without gain or loss of milestones and a stable neurological exam with lower extremity weakness that is unchanged from baseline. In addition, the MRI showed no injury to the thalamus and an increase of myelin that is seen with normal brain development.
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
For the AXO-Lenti-PD program, we rely on inventory transferred to us under the Oxford Agreement to support our ongoing Phase 2 study. We anticipate that future clinical and commercial supply for the AXO-Lenti-PD program will be manufactured by Oxford in accordance with separate clinical and commercial supply agreements. As set forth in the Oxford Agreement, such clinical and commercial supply agreements will contain certain key provisions, including the pricing structure and our ability to transfer the technology to another manufacturer at any time following the completion of formal process characterization, process validation or BLA submission.

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
Competition
We consider our most direct competitor with respect to AXO-Lenti-PD to be Voyager Therapeutics, which is developing VY-AADC, a gene therapy product candidate for the treatment of advanced Parkinson’s disease. VY-AADC delivers the AADC gene, one of the three genes contained in AXO-Lenti-PD, via an adeno-associated virus (an "AAV virus-based vector"). Voyager began a Phase 2 study in June 2018. Agilis Biotherapeutics, which was acquired by PTC Therapeutics, is developing AGIL-AADC, another AAV virus-based vector gene therapy that delivers the AADC gene, for the treatment of AADC deficiency, a rare disorder that involves loss of AADC gene function. In addition, DBS is approved for treating Parkinson’s disease and is marketed by multiple device manufacturers, including Medtronic, Abbott and Boston Scientific. DBS treatment involves permanent placement of hardware in the brain via stereotactic neurosurgery and may require follow-up adjustments or even invasive device replacements. Another surgical approach is Abbvie’s Duopa which is delivered via a port implanted in the abdominal wall. Further efforts are also underway to develop and commercialize new improved formulations of L-dopa, including Acorda’s Inbrija, for which an NDA was approved by the FDA in December 2018, and Mitsubishi Tanabe’s ND0612. Adjunct therapies are also being developed or have recently been approved to supplement L-dopa therapy, including Sunovion’s sublingual apopmorphine and Adamas Pharmaceuticals’ GoCovri. Several companies are also trying to develop other disease modifying therapies that could prevent the progression of Parkinson’s disease. MeiraGTx is developing AAV-GAD, a gene therapy product designed to deliver the GAD gene to increase production of the neurotransmitter GABA to normalize motor circuits. Examples of early stage efforts include Denali Therapeutics’ LRRK2 inhibitors and anti-alpha synuclein antibodies from Prothena/Roche and Biogen, as well as Prevail Therapeutics’ pipeline of AAV-based therapeutics targeting lysosomal dysfunction.
We are unaware of any directly competing commercialized product or clinical-stage product candidate with respect to either AXO-AAV-GM1 or AXO-AAV-GM2 other than LYS-GM101, a gene therapy product candidate being developed by Lysogene S.A., as well as a preclinical gene therapy program being developed by Passage Bio, each for the treatment of GM1 gangliosidosis, and TGTX-101, a gene therapy product candidate being developed by Taysha Gene Therapies for the treatment of GM2 gangliosidosis.
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
In June 2018, we, through our wholly owned subsidiary, ASG, entered into the Oxford Agreement with Oxford. Pursuant to the Oxford Agreement, we received from Oxford a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize certain lentiviral-based gene therapy products for all diseases and conditions. Oxford is prohibited from granting licenses to third parties to develop, commercialize, or distribute such lentiviral-based gene therapy products. The licensed IP includes issued U.S. and foreign patents and pending U.S. and foreign patent applications that cover compositions of matter as well as methods of making and using AXO-Lenti-PD in major markets, including the United States, Japan, China, India, the United Kingdom, and Australia. These patents and applications, if issued, include patent families that expired starting at the end of 2018, with the projected last to expire in October of 2032 (not taking into account any PTA or PTE, which may potentially be obtained in the future). New patent application filings would provide patent coverage out to at least 2040, if a patent issues. A U.S. composition of matter patent relevant to AXO-Lenti-PD naturally expires in 2023 inclusive of PTA, and we expect an allowed application to issue as a patent that will expire in 2032 (not taking into account any PTA or PTE, which may potentially be obtained in the future). Depending on certain factors, the term of a patent covering an approved product may be extended by up to five years with PTE.
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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or subjects under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent IRB, at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. Additionally, gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH also are potentially subject to review by a committee within the NIH’s Office of Science Policy called the Novel and Exceptional Technology and Research Advisory Committee, or the NExTRAC. This review group focuses on clinical trials that cannot be evaluated by standard oversight bodies and pose unusual risks. With certain gene therapy protocols, FDA review of or clearance to allow the IND to proceed could be delayed if the NExTRAC decides that full public review of the protocol is warranted.
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
Other Healthcare Laws
Although we currently do not have any products on the market, our current and future business operations may be subject to additional healthcare regulation and enforcement by the U.S. federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and physician sunshine laws. Some of our pre-commercial activities are subject to some of these laws.

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
The federal false claims laws, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, certain of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law.
The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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

The Affordable Care Act, through the enactment of the Physician Payments Sunshine Act, imposes, among other things, new annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members.
Many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require drug manufacturers to report information related to pricing, payments and other transfers of value to physicians and other healthcare providers or marketing expenditures as well as state and local laws that require the registration of pharmaceutical sales representatives. Additionally, to the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws.
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
If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.
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
In particular, the Affordable Care Act has had, and is expected to continue to have, a significant impact on the healthcare industry. The Affordable Care Act was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the Affordable Care Act revised the definition of "average manufacturer price" ("AMP") for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products.
There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the current administration to repeal or replace certain aspects of the Affordable Care Act. For example, since January 2017, the President has signed Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act were signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole," and increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in the Medicare Part D program. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.
Further, there has been heightened government scrutiny over the manner in which manufacturers set prices for their marketed pharmaceutical products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the current administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, on May 11, 2018, the President of the United States laid out his administration’s "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

Although some of these and other measures may require additional authorization to become effective, Congress and the U.S. presidential administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Moreover, the Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, under this legislation, manufacturers have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.
Coverage and Reimbursement
Sales of our products, if and when approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government healthcare programs, private health insurers and managed care organizations. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of our product candidates, and those of any future product candidate, will therefore depend substantially on the extent to which the costs of our product candidates, and those of any future product candidate, will be paid by third-party payors. Additionally, the market for our product candidates, and those of any future product candidate, will depend significantly on access to third-party payors' formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As such, coverage and reimbursement for therapeutic products can differ significantly from payor to payor. One third-party payor's decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will likely be a time-consuming process.
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

Employees
As of May 31, 2020, we had 38 full-time employees. Our and ASI's employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.
Corporate Information
We are an exempted limited company incorporated under the laws of Bermuda on October 31, 2014 under the name Roivant Neurosciences Ltd. We changed our name to Axovant Sciences Ltd. in March 2015 and to Axovant Gene Therapies Ltd. ("AGT") in March 2019. We have seven wholly owned subsidiaries. Axovant Holdings Limited, a direct wholly owned subsidiary of AGT, was incorporated in England and Wales in August 2016; Axovant Sciences, Inc., a direct wholly owned subsidiary of Axovant Holdings Limited, was incorporated in Delaware in February 2015; Axovant Sciences GmbH, a direct wholly owned subsidiary of Axovant Holdings Limited, was organized in Switzerland in August 2016; Axovant Sciences America, Inc., a direct wholly owned subsidiary of Axovant Holdings Limited, was incorporated in Delaware in July 2017; Axovant Treasury Holdings, Inc., a direct wholly owned subsidiary of Axovant Gene Therapies Ltd., was incorporated in Delaware in March 2018; Axovant Treasury, Inc., a direct wholly owned subsidiary of Axovant Treasury Holdings, Inc., was incorporated in Delaware in March 2018; and Axovant Sciences Europe Limited, a direct wholly owned subsidiary of Axovant Holdings Limited, was incorporated in Ireland in December 2018. Our principal executive office is located at Suite 1, 3rd Floor, 11-12 St. James's Square, London, United Kingdom SW1Y 4LB, and our telephone number is +44 203 997 8931. We also have business operations in Basel, Switzerland and New York, New York. Our common shares are currently listed on the Nasdaq Global Select Market under the symbol "AXGT."
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

Item 1A.                                                Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common shares could decline. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. See the section under Part I of this report titled "Cautionary Note Regarding Forward-Looking Statements".
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
Our business, operations and clinical development plans and timelines could be adversely impacted by the effects of health epidemics, including the recent COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, or CROs, shippers and others.
Our business could be harmed by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States. Axovant Sciences, Inc. is based in New York City, we have business operations in Basel, Switzerland, and certain of our contract manufacturers are located in the United Kingdom. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency and invoked powers under the Stafford Act, the legislation that directs federal emergency disaster response, and under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes. Similarly, the State of New York declared a state of emergency related to the spread of COVID-19, and the Governor of New York and other health officials in New York State and surrounding states have announced aggressive orders, health directives and recommendations to reduce the spread of the disease. Further, the Governor of New York issued an executive order directing that all non-essential businesses close their physical operations and implement work-from-home schedules, effective as of March 22, 2020. We have implemented work-from-home policies for all employees of Axovant Sciences, Inc. The effects of the executive order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
We are dependent on an international supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. Any manufacturing supply interruption of our product candidates could harm our ability to conduct ongoing and future clinical trials of our product candidates. In addition, closures of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.
If our relationships with our suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical trial progression, dosing, patient enrollment and related activities may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Federal, state, and local guidelines for reopening in the United States and United Kingdom, where our clinical trials are being run, may negatively impact our ability to enroll additional patients in any of our clinical programs. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, patients in our clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 are infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic. Additionally, our clinical trial for AXO-Lenti-PD can involve elderly patients with advanced disease who may be unable to participate in clinical assessments at our research sites in the United Kingdom. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions or local, state or national governments, could adversely impact our clinical trial operations.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could harm our business and the value of our common shares.
The global pandemic of COVID-19 continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could harm our operations, and we will continue to monitor the COVID-19 situation closely.
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

Our independent registered public accounting firm has issued a going concern opinion on our consolidated financial statements for the one-year period following the date that our consolidated financial statements for the year ended March 31, 2020 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our continuing as a going concern. We will need to raise additional capital when needed or adjust our operational plans to continue as a going concern. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
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
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of our gene therapy product candidates, all of which are in the early stages of clinical development. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates. We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates are and will remain subject to extensive regulation by the FDA, the EMA, the PMDA and other comparable regulatory authorities that each have differing regulations. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approvals from the FDA or comparable regulatory authorities in other countries. We have not submitted marketing applications to the FDA or foreign regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining marketing approval is a lengthy, expensive and inherently uncertain process, and regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:

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
As of March 31, 2020, our cash and cash equivalents totaled $80.8 million and our accumulated deficit was $758.6 million. For the years ended March 31, 2020 and March 31, 2019, we incurred net losses of $72.6 million and $129.1 million, respectively. As of March 31, 2020, we had aggregate net interest-bearing indebtedness of $15.4 million, all of which was due within one year and was fully prepaid in April 2020. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations beyond the one year period following the date that the accompanying consolidated financial statements and notes were issued, which raises substantial doubt about our ability to continue as a going concern. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. For example, the FDA has placed a clinical hold on our IND for AXO-AAV-GM2 pending the resolution of certain questions, which makes it difficult to predict the timing of the initiation of this trial. In addition, the FDA could require us to conduct preclinical studies or clinical trials for any of our programs beyond those that we currently anticipate will be required.
To continue as a going concern, we will need, among other things, to raise additional capital in the near term. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and due to these uncertainties, there is substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time, or potentially resulting in us discontinuing our operations.

Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve additional restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, including pursuant to our "shelf" registration statement filed with the U.S. Securities and Exchange Commission (the "SEC") and our "at-the-market" offering of common shares, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Our financial performance will depend in significant part on our senior management team and key employees with expertise in the gene therapy development field. We are highly dependent on the skills and leadership of our management team. Our senior management and key employees may terminate their position with us at any time. If we lose one or more members of our senior management team or key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing these individuals may be difficult, cause disruption, and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain "key person" insurance for any of our executives or other employees.
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

•
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including the recent COVID-19 pandemic and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions;

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
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
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
Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
We may also be subject to or affected by laws and regulations globally, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data. The GDPR is likely to increase the compliance burden on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health conditions, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of annual global revenue. While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. Moreover, the requirements under the GDPR may change periodically or may be modified by EU national law and could have an effect on our business operations if compliance becomes more costly than under current requirements.
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

Failure can occur at any stage of our clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and the results of smaller nonclinical or early clinical trials therefore may not be predictive of the results of large scale or later-stage clinical programs. For example, we have discontinued further clinical development of product candidates that did not meet their primary efficacy endpoints in Phase 2, Phase 2b and Phase 3 clinical studies. Likewise, there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results. A number of companies in the biopharmaceutical industry, and especially in the neurology field, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and in the regulatory approval process.
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

Further, by way of example, we, a regulatory agency or an institutional review board ("IRB") at a clinical trial site may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice ("cGCP") regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our gene therapy product candidates could be harmed, and our ability to generate revenues may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a drop in our share price, slow down the approval process and jeopardize our ability to commence product sales and generate revenues. In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in commencing or completing clinical trials. Any of these occurrences may harm our business, financial condition and results of operations.

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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the effectiveness of our patient recruitment efforts, delays in enrollment due to travel or quarantine policies, or other factors, related to COVID-19, the existing body of safety and efficacy data with respect to the study candidate, the perceived risks and benefits of gene therapy approaches for the treatment of neurological diseases, the number and nature of competing existing treatments for our target indications, the number and nature of ongoing trials for other product candidates in development for our target indications, perceived risk of the delivery procedure, patients with pre-existing conditions that preclude their participation in any trial, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, the negative results we have reported in clinical trials to date and any other negative results we may report in clinical trials of any of our gene therapy product candidates in the future may make it difficult or impossible to recruit and retain patients in other clinical trials of those gene therapy product candidates. Similarly, negative results reported by our competitors about their product candidates may negatively affect patient recruitment in our clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our gene therapy product candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to control their actual performance.
We face significant competition from other biotechnology and pharmaceutical companies, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours and our operating results will suffer if we fail to compete effectively.
Drug development, particularly in the gene therapy field, is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists in the neurology field, including for the the treatments of Parkinson's disease, GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases), there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these diseases. Further, it is likely that additional therapies will become available in the future for the treatment of our target indications.
We consider our most direct competitor with respect to AXO-Lenti-PD to be Voyager Therapeutics, which is developing VY-AADC, a gene therapy product candidate for the treatment of advanced Parkinson’s disease. VY-AADC delivers the AADC gene, one of the three genes contained in AXO-Lenti-PD, via an adeno-associated virus (an "AAV virus-based vector"). Voyager began a Phase 2 study in June 2018. Agilis Biotherapeutics, which was acquired by PTC Therapeutics, is developing AGIL-AADC, another AAV virus-based vector gene therapy that delivers the AADC gene, for the treatment of AADC deficiency, a rare disorder that involves loss of AADC gene function. In addition, DBS is approved for treating Parkinson’s disease and is marketed by multiple device manufacturers, including Medtronic, Abbott and Boston Scientific. DBS treatment involves permanent placement of hardware in the brain via stereotactic neurosurgery and may require follow-up adjustments or even invasive device replacements. Another surgical approach is Abbvie’s Duopa which is delivered via a port implanted in the abdominal wall. Further efforts are also underway to develop and commercialize new improved formulations of L-dopa, including Acorda’s Inbrija, for which an NDA was approved by the FDA in December 2018, and Mitsubishi Tanabe’s ND0612. Adjunct therapies are also being developed or have recently been approved to supplement L-dopa therapy, including Sunovion’s sublingual apomorphine and Adamas Pharmaceuticals’ GoCovri. Several companies are also trying to develop other disease modifying therapies that could prevent the progression of Parkinson’s disease. MeiraGTx is developing AAV-GAD, a gene therapy product designed to deliver the GAD gene to increase production of the neurotransmitter GABA to normalize motor circuits. Examples of early stage efforts include Denali Therapeutics’ LRRK2 inhibitors and anti-alpha synuclein antibodies from Prothena/Roche and Biogen, as well as Prevail Therapeutics’ pipeline of AAV-based therapeutics targeting lysosomal dysfunction.
We are unaware of any directly competing commercialized product or clinical-stage product candidate with respect to either AXO-AAV-GM1 or AXO-AAV-GM2 other than LYS-GM101, a gene therapy product candidate being developed by Lysogene S.A., as well as a preclinical gene therapy program being developed by Passage Bio, each for the treatment of GM1 gangliosidosis, and TGTX-101, a gene therapy product candidate being developed by Taysha Gene Therapies for the treatment of GM2 gangliosidosis.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing drugs, particularly gene therapy and other biological products, that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomic or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.
We will face competition from other drugs or from other non-drug products currently approved or that will be approved in the future in the neurology field, including for the treatment of Parkinson’s disease, GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases). Therefore, our ability to compete successfully will depend largely on our ability to:

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
In addition to side effects that may be caused by gene therapy product candidates, the administration process or related procedures also can cause adverse side effects. For example, integration of AAV DNA into the host cell's genome has been reported to occur. Further, our AAV delivery systems for AXO-AAV-GM1 and AXO-AAV-GM2 have not been validated in human clinical trials previously, and if such delivery systems do not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of AXO-AAV-GM1 or AXO-AAV-GM2. For example, we submitted an IND in late 2019 to support the initiation of a company-sponsored clinical trial of AXO-AAV-GM2 for the treatment of patients with GM2 gangliosidosis. Following its review of the IND, while the FDA had no concerns over animal toxicology or clinical safety in the AXO-AAV-GM2 program, the FDA placed the IND on clinical hold pending review of our responses to CMC and device-related questions. We are working with the FDA to allow for the clinical hold to be lifted.
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
If the market opportunities for any product candidates we may develop are smaller than we believe they are, our revenues, if any, may be adversely affected, and our business may suffer. Because the target patient populations for many of the product candidates we may develop are small, we must be able to successfully identify patients and achieve a significant market share to achieve and maintain profitability and growth.
We focus our research and product development on treatments for diseases with limited or no therapeutic options. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with product candidates we may develop, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our products, or may become increasingly difficult to identify or gain access to, all of which could harm our business, financial condition, results of operations, and prospects.
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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer point-of-sale discounts of 70% off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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
There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the current administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, the President of the United States has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.
Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In addition, the federal government eliminated federal cost-sharing reduction ("CSR") payments to insurance companies. The loss of such federal CSR payments has resulted in increased premiums on certain policies issued by qualified health plans under the Affordable Care Act. Moreover, in December 2018, the Centers for Medicare & Medicaid Services ("CMS") published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, with oral arguments expected to occur later in 2020. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. The Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. See "Item 1. Business-Government Regulation."

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included further reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years.
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs and reform government program reimbursement methodologies for drugs. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the current U.S. presidential administration sent "principles" for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.
Additionally, on May 11, 2018, the President of the United States previously laid out his administration’s "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the U.S. presidential administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the Affordable Care Act may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 coronavirus.

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

Due to the complexity and constraints associated with manufacturing gene therapy products, there is a limited number of suppliers that can adequately and timely provide the raw materials, including vectors, for our product candidates, particularly if we commence larger clinical trials and studies for our product candidates. If supply from a manufacturing facility is interrupted, including due to equipment malfunctions, facility contamination, material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of suppliers, there could be a significant disruption in supply of our product candidates. We have also terminated supply and manufacturing agreements in the past, and may terminate such agreements in the future, which could also result in supply disruptions. If we are unable to engage other manufacturers or suppliers, we may not be able to enter into arrangements with them on favorable terms or at all. Use of new third-party manufacturers could increase the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates. Further, due to intense competition among companies developing gene therapy product candidates, we may encounter difficulties in sourcing adequate supply for our gene therapy products on a timely or cost-efficient basis.
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
Although our common shares are listed on the Nasdaq Global Select Market ("Nasdaq") we cannot assure you that an active trading market for our common shares will be sustained. In addition, as a result of Roivant Sciences Ltd. ("RSL") owning approximately 47.0% of our common shares as of March 31, 2020, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common shares, regardless of our actual operating performance.
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
We are no longer a "controlled company" within the meaning of the applicable rules of the Nasdaq and, as a result, no longer qualify for exemptions from certain corporate governance requirements.  If we fail to meet the phase-in deadlines for these corporate governance requirements, our common stock could be delisted from the Nasdaq.
Under Nasdaq corporate governance requirements, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements. Upon the closing of the February 2020 sale and issuance of 16,631,336 of our common shares, RSL no longer controls a majority of the voting power of our outstanding common shares. As a result, we are no longer a "controlled company" within the meaning of these rules, including requirements:

•	that a majority of our board of directors consists of independent directors by February 2021;

•	that our nominating and corporate governance and compensation committees consist of a majority of independent directors by May 2020 and entirely of independent directors by February 2021; and

•
that director nominees are selected, or recommended for the board of directors' selection, either by independent directors constituting a majority of the Board's independent directors in a vote in which only independent directors participate or a nominations committee comprised solely of independent directors.

RSL owns a significant percentage of our common shares and is able to exert significant control over matters subject to shareholder approval.
Based on common shares outstanding as of March 31, 2020, RSL beneficially owns approximately 47.0% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. RSL has closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. ("Sumitomo") that includes a grant to Sumitomo of a right of first refusal with respect to our common shares held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other shareholders, and could impact our ability to undertake certain corporate transactions. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence our decisions.
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
As of March 31, 2020, 18,577,380 of our outstanding common shares, representing 47.0% of our common shares, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common shares, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common shares, it could negatively affect our share price. Such a decrease in our share price could also in turn impair our ability to raise capital through the sale of additional equity securities.
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
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered common shares, preferred shares, debt securities and warrants. We have also entered into a sales agreement with SVB Leerink LLC to sell common shares having an aggregate offering price of up to $25.0 million from time to time through an at-the-market equity offering program. To the extent we issue new common shares as a result of needing additional capital, such shares could constitute a material portion of our then outstanding common shares and cause dilution our existing shareholders.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are deemed to be an "accelerated filer," as defined in the Exchange Act, and also following the date we are no longer an "emerging growth company," as defined in the JOBS Act.
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
Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company" which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we also may still qualify as a "non-accelerated filer" which provides for exemption from compliance with the auditor attestation requirements of Section 404.
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
Our third amended and restated bye-laws enable our board of directors to issue preference shares, which may discourage a change of control.
Our third amended and restated bye-laws contain provisions that enable our board of directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval.

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
We and our affiliate, RSL, are incorporated under the laws of Bermuda. We currently have subsidiaries in the U.K., Switzerland, Ireland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions in part through intercompany services agreements between us and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm's length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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
U.S. persons that own 10% or more of the vote or value of our common shares ("U.S. shareholders") may suffer adverse tax and compliance consequences because we previously were (and may continue to be), and/or our non-U.S. subsidiaries are expected to be, characterized as a controlled foreign corporation ("CFC") under Section 957(a) of the U.S. Internal Revenue Code of 1986, as amended ("the Code").
For U.S. Federal Income Tax ("US FIT") purposes, a non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or value of all outstanding stock of such non-U.S. corporation) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s "Subpart F income," a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC's "global intangible low-taxed income" (as defined under Section 951A of the Code). Such United States shareholders are subject to current US FIT with respect to such items, even if the CFC has not made an actual distribution to such shareholders. "Subpart F income" includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. "Global intangible low-taxed income" may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
In the prior taxable year that ended on March 31, 2020, we believe that our non-U.S. subsidiaries were classified as CFCs for US FIT purposes. Accordingly, for U.S. shareholders who hold 10% or more of the vote or value of our common shares, this may result in adverse US FIT consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our non-U.S subsidiaries' accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service ("IRS"). Any such U.S. shareholder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. shareholder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax and compliance consequences of acquiring, owning, or disposing of our common shares.

We believe that we were classified as a CFC for US FIT purposes through at least February 23, 2020 for the prior taxable year that ended on March 31, 2020. Certain shareholder changes, however, occurred on February 23, 2020, which may impact whether we continued to be treated as a CFC for US FIT purposes from February 24, 2020 through the end of the prior taxable year that ended on March 31, 2020. Accordingly, for U.S. shareholders who held 10% or more of the vote or value of our common shares during the prior taxable year that ended on March 31, 2020, this may result in adverse US FIT consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the IRS. Any such U.S. shareholder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. Additionally, our CFC classification may change in the future as a result of a change of law or applicable facts or circumstances. If you are a U.S. shareholder who held 10% or more of the vote or value of our common shares during the prior taxable year that ended on March 31, 2020, or if you are contemplating to hold 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax and compliance consequences of acquiring, owning, or disposing of our common shares.
U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company ("PFIC").
Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a PFIC for US FIT purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, a look-through rule generally applies with respect to 25% or more owned subsidiaries. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to certain distributions by us and the proceeds of sales or other dispositions of our common shares that result in a gain to the U.S. holder. In addition, special information reporting may be required.
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize our cash on-hand and cash from future financings in our business. With respect to the taxable year that ended on March 31, 2020, and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurances regarding our PFIC status for the current or future taxable years. Our U.S. counsel expresses no opinion with respect to our PFIC status for our current or future taxable years. We will determine whether we were a PFIC or not for each taxable year and make such determination available to U.S. holders.
We have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC in the current and future taxable years. In addition, recently proposed U.S. Treasury Regulations, of which we are continuing to assess the impact, may also adversely affect the treatment of these structures and arrangements with respect to our PFIC status.
Taxable gains or losses associated with the pre-funded warrants issued in February 2020 may arise, which depend on the market price of the common shares underlying the pre-funded warrants, and may subject us to future tax liabilities in the United Kingdom if they cannot be offset by our current or carried-forward losses in the United Kingdom, potentially harming our business, financial condition and results of operations.
Taxable gains and losses associated with the pre-funded warrants issued in February 2020 may arise, which depend on the market price of the common shares underlying the pre-funded warrants. As a result, we are unable to predict whether our issuance of the pre-funded warrants will subject us to future tax liabilities in the United Kingdom, which amounts could be substantial and may fluctuate depending on the market price of the common shares underlying the pre-funded warrants. We may also be unable to fully offset any such tax liabilities with our current or carried-forward losses and tax credits in the United Kingdom. If we become subject to any tax liabilities in the United Kingdom as a result of the issuance of the pre-funded warrants, our business, financial condition and results of operations may be harmed.

Item 1B.                                                Unresolved Staff Comments
None.
Item 2.                                                Properties
Our principal offices are located at Suite 1, 3rd Floor, 11-12 St. James's Square, London, United Kingdom SW1Y 4LB and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also have business operations in Basel, Switzerland and in New York, New York. In June 2017, we entered into a lease for office space in New York, New York, which expires in January 2021. In August 2017, we entered into a lease agreement for office space in Princeton, New Jersey, which expires in August 2020. In August 2019, we entered into a lease agreement for office space in Durham, North Carolina, which expires in November 2022.
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
Shareholders
American Stock Transfer & Trust Company is the transfer agent and registrar for our common shares. As of May 31, 2020, we had four holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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

	Years Ended March 31,
	2020	2019	2018	2017	2016
Statements of Operations Data:	(In thousands, except share and per share data)
Operating expenses:
Research and development expenses
(includes $2,772, $4,758, $16,597, $19,186, and $30,622 of share-based compensation expense for the years ended March 31, 2020, 2019, 2018, 2017 and 2016, respectively)	$47,110	$87,552	$141,412	$134,778	$76,644
General and administrative expenses
(includes $5,123, $11,671, $15,281, $17,184 and $41,764 of share-based compensation expense for the years ended March 31, 2020, 2019, 2018, 2017 and 2016, respectively)	22,061	39,466	71,906	45,721	56,518
Total operating expenses	69,171	127,018	213,318	180,499	133,162
Interest expense	4,377	7,530	7,545	1,143	—
Other (income) expense	(1,358)	(5,616)	(211)	369	—
Loss before income tax expense (benefit)	(72,190)	(128,932)	(220,652)	(182,011)	(133,162)
Income tax expense (benefit)	438	133	921	(1,060)	(17)
Net loss	$(72,628)	$(129,065)	$(221,573)	$(180,951)	$(133,145)
Net loss per common share — basic and diluted	$(2.93)	$(8.02)	$(16.51)	$(14.60)	$(11.28)
Weighted average common shares outstanding — basic and diluted	24,812,536	16,100,686	13,421,984	12,394,837	11,808,146

	As of March 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$80,752	$106,999	$154,337	$212,573	$276,251
Working capital	53,387	71,085	111,687	173,422	266,331
Total assets	93,680	122,706	160,786	222,539	282,498
Long-term liabilities	79	22,994	42,925	51,436	—
Accumulated deficit	(758,644)	(686,016)	(556,951)	(335,143)	(154,192)
Total shareholders’ equity	61,558	56,213	71,286	124,837	266,743

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
Overview
We are a clinical-stage company focused on developing innovative gene therapies for neurological diseases. We currently have three clinical-stage programs: (i) AXO-Lenti-PD program for the treatment of Parkinson's disease, which is comprised of the first generation ProSavin® in which 15 patients were previously dosed in a Phase 1/2 study, and the second generation AXO-Lenti-PD in which we have dosed two patients in Cohort 1 of the dose-escalation study and four patients in Cohort 2; (ii) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which five patients have been dosed, and we expect to continue to dose patients in the study in calendar year 2020; and (iii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) in which two expanded access patients have been dosed and we expect to enroll additional patients in calendar year 2020.
We are dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need. We have assembled a portfolio of gene therapies in partnership with leading scientific institutions and have built a team with extensive experience in the gene therapy space. We will continue to build integrated internal development capabilities from product development through commercialization and focus on accelerating the pace of product development in the clinic. As part of our ongoing business strategy, we continue to explore potential opportunities to acquire or license new product candidates as well as opportunities for partnership or collaboration on our existing products in development. Our vision is to build the world's leading gene therapy company for the treatment of neurological diseases by progressing our current programs and identifying, developing and commercializing other novel gene therapy treatments for neurological diseases.
See section "Our Key Agreements" within "Item 1—Business" of this Annual Report on Form 10-K for information regarding our license agreement with Oxford Biomedica (UK) Ltd. (the "Oxford Agreement" and "Oxford", respectively) and our license agreement with the University of Massachusetts Medical School (the "UMMS Agreement" and "UMMS", respectively).
COVID-19 Business Update
We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our patients, study investigators and employees, and to maintain business continuity. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our employees, effective March 16, 2020. We believe that the measures we are implementing are appropriate. We will continue to closely monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate.
In the conduct of our business activities, we are also taking actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. We are continuing to evaluate clinical trial site initiations and patient enrollment on a case-by-case and patient-by-patient basis in coordination with clinical trial investigators and site staff. Some clinical trial sites, both within the United States and the United Kingdom, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. These internal and external efforts have allowed us to continue progress across our clinical development programs, and the impact of the COVID-19 pandemic to date has not resulted in a significant impact to our clinical development timelines previously provided. However, our clinical trial progression, dosing, patient enrollment and related activities may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic, or restrictions imposed by institutions or local, state or national governments, among other factors. While the COVID-19 pandemic has not yet resulted in a significant delay to our clinical development timelines, the global pandemic of COVID-19 continues to evolve rapidly, and could materially impact our clinical development and any future commercialization timelines.

Our business could also be harmed by health epidemics wherever we have business operations, including operations of third-party manufacturers, contract research organizations ("CROs") and other third parties upon whom we rely. Axovant Sciences, Inc. is based in New York City, we have business operations in Basel, Switzerland, and certain of our contract manufacturers are located in the United Kingdom. We are also dependent on an international supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. While the COVID-19 pandemic has not yet adversely impacted our business operations, international supply chain, productivity or clinical development timelines, the effects of an executive order issued by the Governor of New York directing that all non-essential business close their physical operations, as well as restrictions on travel imposed by the U.S. government or other authorities and our work-from-home policies, may negatively impact productivity, disrupt our business or international supply chain and delay our clinical programs and timelines in the future, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
The spread of COVID-19 may also materially affect us economically in the future. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could harm our business and the value of our common shares.
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could harm our operations, and we will continue to monitor the COVID-19 situation closely. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Annual Report on Form 10-K.
Financial Operations Overview
Revenue
We have not generated any revenue from the sale of any products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and begin to commercialize one of our gene therapy product candidates in development.
Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
We and our wholly owned subsidiaries, Axovant Sciences Inc. ("ASI") and Axovant Sciences GmbH ("ASG"), have entered into a services agreement with Roivant Sciences Inc. ("RSI"), a wholly owned subsidiary of our affiliate, Roivant Sciences Ltd. ("RSL"), and ASG has entered into a services agreement with Roivant Sciences GmbH ("RSG"), a wholly owned subsidiary of RSL, pursuant to which RSI provides us, and RSG provides ASG, with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us or ASG, including administrative and support services as well as research and development services. In addition, we are obligated to pay to RSI and RSG at a predetermined mark-up on any general and administrative and research and development services incurred directly by RSI and RSG. For the years ended March 31, 2020 and 2019, we incurred expenses of $0.1 million and $5.1 million, respectively, under the services agreements, inclusive of the mark-up, which includes a portion of the expenses incurred by RSI and RSL on behalf of us that have been treated as capital contributions. We have recorded these charges as research and development expense and general and administrative expense in our consolidated statements of operations. Going forward, the costs allocated to us under our services agreements with RSI and RSG are expected to continue to be insignificant.
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

Unallocated internal costs include:

•
share-based compensation expense for research and development personnel, including expense related to common share awards and option awards issued by RSL to its employees and employees of its wholly owned subsidiaries, RSI and RSG, as well as to certain of our employees;

•	personnel-related expenses, which include employee-related expenses, such as salaries, benefits and travel expenses, for research and development personnel;

•	costs allocated to us under our services agreements with RSI and RSG; and

•	other expenses, which includes the cost of consultants who assist with our research and development but are not allocated to a specific program.
Research and development activities will continue to be central to our business model, and will vary significantly based upon the success of our programs and the achievement of milestones requiring payments to our partners, Oxford and UMMS. For the years ended March 31, 2020 and March 31, 2019, the majority of our research and development expenses were associated with our gene therapy product candidates, including upfront nonrefundable payments made to our partners. We expect our research and development expenses to fluctuate over the near term depending on the progression of our gene therapy product candidates currently under development and as associated costs are incurred.
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
The duration, costs and timing of clinical trials of our products in development and any other product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	the number of trials required for approval;

•	the per patient trial costs;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the dose that patients receive;

•	the drop-out or discontinuation rates of patients;

•	the potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	any delays in key trial activities and patient enrollment or diversion of healthcare resources as a result of the COVID-19 pandemic;

•	production shortages or other supply interruptions in clinical trial materials resulting from the COVID-19 pandemic;

•	the timing and receipt of regulatory approvals; and

•	the efficacy and safety profile of the product candidates.

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
General and Administrative Expense
General and administrative expenses consist primarily of share-based compensation, legal and accounting fees, consulting services, and employee-related expenses, such as salaries, benefits and travel expenses, for general and administrative personnel. General and administrative expenses also include fees for services received by ASG under the services agreements with RSI and RSG.
We anticipate that our general and administrative expenses will continue to decrease in the near term, primarily as the result of further reductions expected in overhead-related expenses.
Results of Operations for the Years Ended March 31, 2020 and March 31, 2019
The following table summarizes our results of operations for the years ended March 31, 2020 and March 31, 2019 (in thousands):

	Years Ended March 31,
	2020	2019
Operating expenses:
Research and development expenses
(includes $2,772 and $4,758 of share-based compensation expense for the years ended March 31, 2020 and 2019, respectively)	$47,110	$87,552
General and administrative expenses
(includes $5,123 and $11,671 of share-based compensation expense for the years ended March 31, 2020 and 2019, respectively)	22,061	39,466
Total operating expenses	69,171	127,018
Interest expense	4,377	7,530
Other income	(1,358)	(5,616)
Income tax expense	438	133
Net loss	$(72,628)	$(129,065)
Research and Development Expenses
For the years ended March 31, 2020 and 2019, our research and development expenses consisted of the following (in thousands):

	Years Ended March 31,
	2020	2019	Change
Program-specific costs:
AXO-Lenti-PD	$22,182	$30,253	$(8,071)
AXO-AAV-GM1 and AXO-AAV-GM2	9,785	11,154	(1,369)
AXO-AAV-OPMD	1,791	14,573	(12,782)
Intepirdine	(499)	1,251	(1,750)
Nelotanserin	387	8,099	(7,712)
Unallocated internal costs:
Share-based compensation	2,772	4,758	(1,986)
Personnel-related	7,149	10,031	(2,882)
Services agreements	—	2,352	(2,352)
Other	3,543	5,081	(1,538)
Total research and development expenses	$47,110	$87,552	$(40,442)

Research and development expenses were $47.1 million for the year ended March 31, 2020 compared to $87.6 million for the year ended March 31, 2019. Excluding upfront license fee payments made and development and regulatory milestones achieved and due to Oxford, Benitec and UMMS of $14.0 million in the current year and $46.0 million in the prior year, research and development expenses decreased by approximately $8.5 million. Excluding these upfront license fees and development and regulatory milestones achieved, program-specific costs increased by $12.6 million in the current year for the gene therapy programs currently under development, which were offset by decreases of (i) $9.5 million related to the wind-down of the small molecule programs, (ii) $4.9 million in share-based compensation and personnel-related costs primarily associated with a decrease in headcount, and (iii) $2.4 million in costs allocated under our service agreements with RSI and RSG as a result of the decentralization of the services formerly provided to us.
General and Administrative Expenses
General and administrative expenses were $22.1 million for the year ended March 31, 2020 and $39.5 million for the year ended March 31, 2019, with the $17.4 million decrease primarily related to reductions in (i) share-based compensation expense of $6.6 million and personnel costs of $2.3 million attributable to reduced headcount, (ii) legal fees of $4.5 million, and (iii) costs allocated under our services agreements with RSI and RSG of $2.6 million as a result of the decentralization of the services provided to us.
Interest Expense
Interest expense was $4.4 million and $7.5 million for the years ended March 31, 2020 and 2019, respectively, which consisted of interest paid and the amortization of debt discount related to our loan and security agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules), whereby we prepaid approximately $15.7 million of outstanding principal due without penalty in connection with the November 2019 amendment of the Loan Agreement. See "—Liquidity and Capital Resources—Loan and Security Agreement with Hercules Capital, Inc."
Other Income
Other income was $1.4 million and $5.6 million for the years ended March 31, 2020 and 2019, respectively. Other income for the year ended March 31, 2020 included a foreign exchange gain of $0.6 million and interest income of $0.5 million. Other income for the year ended March 31, 2019 included income of $5.9 million associated with convertible preferred stock received from Arvelle Theraputics B.V. as compensation for services provided and certain intangible assets, partially offset by a foreign exchange loss of $0.8 million.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common shares and pre-funded warrants, as well as borrowings under our credit facilities. As of March 31, 2020, we had $80.8 million of cash and cash equivalents available to us, and in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due under the Loan Agreement with Hercules.
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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our gene therapy product candidates. In addition, as part of our business development strategy, we generally structure our license agreements and collaboration agreements so that a significant portion of the total license cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under these agreements. Based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we do not expect significant milestone payments under our license and collaboration agreements to come due during the fiscal year ending March 31, 2021.

Because the length of time and activities associated with successful development of our gene therapy product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. We anticipate that our current cash and cash equivalents balance will be sufficient to fund our clinical milestones for our gene therapy programs during the current fiscal year. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the progress, timing, costs and results of our clinical trials of our gene therapy product candidates;

•	the effects of the COVID-19 pandemic on our business and operations, the medical community and the global economy;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, or the PMDA, and other comparable foreign regulatory authorities;

•	the achievement of certain development, regulatory and commercialization milestones that give rise to milestone and royalty payments to licensors;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

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
As of March 31, 2020, our cash and cash equivalents totaled $80.8 million and our accumulated deficit was $758.6 million. For the years ended March 31, 2020 and 2019, we incurred net losses of $72.6 million and $129.1 million, respectively. As of March 31, 2020, we had aggregate gross interest-bearing indebtedness of $15.7 million due within one year, which was fully prepaid in April 2020. We also had $16.6 million of other non-interest-bearing current liabilities due within one year.
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
In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. We cannot ensure that financing will be available in the amounts we need or on terms acceptable to us, if at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the evolving effects of the COVID-19 pandemic. In addition, extreme price and volume fluctuations in the stock market in general, and the Nasdaq Global Select Market, in particular, have resulted in volatile and sometimes decreased stock prices for many companies, including us. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance, and impact our ability to raise sufficient additional capital on acceptable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one year after the date that this Annual Report on Form 10-K was filed, which raises substantial doubt about our ability to continue as a going concern.

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
At-the-Market Equity Offering Program
In April 2020, we entered into a sales agreement with SVB Leerink LLC to sell our common shares having an aggregate offering price of up to $25.0 million from time to time through an at-the-market equity offering program under which SVB Leerink LLC is acting as our agent. SVB Leerink LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our common shares sold under the sales agreement. We have sold approximately 0.9 million common shares for total proceeds of approximately $2.7 million, net of brokerage fees, under the sales agreement since April 2020.
Loan and Security Agreement with Hercules Capital, Inc.
On February 2, 2017, we and our wholly owned subsidiaries, AHL, ASG, and ASI, entered into the Loan Agreement with Hercules as agent and lender, which was amended on May 24 and September 22, 2017 and November 27, 2019. Subsequently, we added our subsidiary ASA as a borrower in July 2017, our subsidiaries Axovant Treasury Holdings, Inc. ("ATH") and Axovant Treasury, Inc. ("ATI") as borrowers in April 2018, and RSL as a guarantor in November 2019. Pursuant to the Loan Agreement, ASI and RSL issued guarantees of the Borrowers’ obligations under the Loan Agreement, and the Borrowers and ASI granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property.
We prepaid 50%, or approximately $15.7 million, of outstanding principal due without penalty in connection with the November 2019 amendment of the Loan Agreement, which was accounted for as a modification of debt in accordance with applicable accounting guidance. In April 2020, we prepaid $15.7 million of outstanding principal, together with $0.3 million of accrued interest, fees and other amounts, due under the Loan Agreement with Hercules. In connection with the prepayment, the credit facility and Loan Agreement with Hercules were terminated, and all obligations, liens and security interests under the Loan Agreement were released, discharged and satisfied.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Years Ended March 31,
	2020	2019
Net cash used in operating activities	$(67,473)	$(134,207)
Net cash used in investing activities	(255)	(202)
Net cash provided by financing activities	41,481	87,071
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and share-based compensation expense, as well as the effect of changes in working capital and other activities.
For the year ended March 31, 2020, net cash used in operating activities was $67.5 million and was primarily attributable to a net loss of $72.6 million, which includes costs incurred for research and development activities, including $14.0 million for development and regulatory milestones achieved, CRO fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses, as well as a decrease of $9.3 million in accrued expenses, which were partially offset by $7.9 million of non-cash share-based compensation expense, a decrease of $2.9 million in prepaid assets and other current assets and an increase of $2.7 million in accounts payable.
For the year ended March 31, 2019, net cash used in operating activities was $134.2 million and was primarily attributable to a net loss of $129.1 million, which includes costs incurred for research and development activities, including $46.0 million for upfront license fees and a development and regulatory milestone achieved, CRO fees, manufacturing, regulatory and other clinical trial costs and our general and administrative expenses, a decrease of $11.2 million in accrued expenses, a realized noncash gain of $5.9 million associated with an investment in convertible preferred stock and an increase of $3.7 million in prepaid assets and other current assets, which were partially offset by $16.4 million of non-cash share-based compensation expense.

Investing Activities
For the year ended March 31, 2020, net cash used in investing activities was $0.3 million, consisting of purchases of software and computer equipment.
For the year ended March 31, 2019, net cash used in investing activities was $0.2 million, consisting of purchases of software and computer equipment.
Financing Activities
For the year ended March 31, 2020, net cash provided by financing activities was $41.5 million, primarily attributable to the net proceeds of $70.8 million from the issuance and sale of our common shares and pre-funded warrants in a public offering, including 5,333,333 shares issued and sold to RSL at an offering price of $3.75 per common share, partially offset by $29.6 million of principal payments made on long-term debt.
For the year ended March 31, 2019, net cash provided by financing activities was $87.1 million, primarily attributable to the net proceeds of $94.5 million from the issuance and sale of our common shares in two public offerings, a private placement to RSL, and our share sales agreement with Cowen and Company LLC, as well as capital contributions of $1.9 million from RSI and RSG related to expenses incurred under their respective services agreements, which were partially offset by $9.7 million of payments made on long-term debt.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules.
Contractual Obligations
The following table provides information with respect to our outstanding contractual obligations as of March 31, 2020:

Contractual Obligations (in thousands) (1)	Total	Under 1 year	1-3 years	3-5 years	Over 5 years
Debt obligations, including interest (2)	$17,126	$17,126	$—	$—	$—
Manufacturing services minimum purchase commitment (3)	1,423	1,423	—	—	—
Real property lease obligations (4)	1,020	943	46	31	—
Total	$19,569	$19,492	$46	$31	$—

(1) This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known. Potential milestone and royalty payments are described below under "-Milestone and Royalty Payments."

(2) Amounts estimated using interest rate in effect at March 31, 2020. Debt obligations are described below under "-Debt Obligations." In April 2020, we prepaid all outstanding principal and other amounts under the Loan Agreement, which was terminated following such prepayment.

(3) Amount translated at a foreign currency exchange rate of $1.09791 per Euro as published on March 31, 2020. The manufacturing services minimum purchase commitment is described below under "-Manufacturing Services Minimum Purchase Commitment."

(4) Amounts due, net of prepayments. Real property lease obligations are described below under "-Real Property Leases."
In addition, we have entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by us with 30 days written notice, unless otherwise indicated. These cancelable contracts are not included in the table above.
Milestone and Royalty Payments to Oxford and UMMS
In addition to the amounts shown in the above table, we are contractually obligated to make up to $55.0 million in payments to Oxford upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones for AXO-Lenti-PD, as well as a tiered royalty from 7% to 10% of the yearly aggregate net sales of the underlying gene therapy products. In April 2019, certain development milestones were achieved resulting in a $13.0 million net payment due to Oxford. We could also be obligated to make payments to UMMS totaling up to $24.5 million upon the achievement of specified development and regulatory milestones and $39.8 million upon the achievement of specified commercial milestones for AXO-AAV-GM1 and AXO-AAV-GM2. In February 2019, certain development and regulatory milestones were achieved resulting in a $1.0 million payment to UMMS, and in October 2019, further development and regulatory milestones were achieved resulting in an additional $1.0 million payment due to UMMS. We are also obligated to pay UMMS tiered mid-single digit royalties based on yearly net sales of the licensed products, subject to a specified annual minimum amount. Additionally, we will pay UMMS a percent of any revenues we receive from any third-party sublicenses to licensed products at rates ranging in the mid-single digits to mid-teens.

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
Manufacturing Services Minimum Purchase Commitment
In June 2019, we entered into a manufacturing services agreement with a third-party for the manufacture of cGMP grade viral vector, which can be terminated without cause by us with six months written notice. Under the terms of this agreement, we are committed to pay a minimum of approximately $1.4 million for manufacturing services through December 2020, which remains outstanding at March 31, 2020.
Debt Obligations
Debt obligations reflect our obligations to pay interest on the outstanding principal amount of $15.7 million as of March 31, 2020 under the Loan Agreement with Hercules and to make periodic principal repayments, which was fully prepaid in April 2020, together with $0.3 million of accrued interest, fees and other amounts due. Our debt obligation under the Hercules Loan Agreement bore interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 11.55%. The related interest on the aggregate principal amounts outstanding to Hercules included in the above table was estimated using the interest rate in effect as of March 31, 2020. See Note 7, "Long-term Debt," in the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Loan Agreement with Hercules.
Real Property Leases
In June 2017, we entered into a lease with a third-party for approximately 19,554 square feet of office space in New York, New York. This license agreement was originally set to expire in January 2019 and was extended to January 2021 in August 2018. In October 2019, we entered into an agreement with a third-party to lease office space in Durham, North Carolina under a lease agreement expiring in November 2022. ASA leases 955 square feet of office space in Princeton, New Jersey under a lease agreement expiring in October 2020. For the year ended March 31, 2020, we incurred $1.8 million in rent expense under these agreements.
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
Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are "critical accounting estimates." We believe that our estimates relating to share-based compensation for stock options granted, research and development accruals, income taxes and our ability to continue as a going concern have the greatest potential impact on our consolidated financial statements and consider these to be our critical accounting policies and estimates and are "critical accounting estimates."

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
Expected Volatility. Because we do not have an extended trading history for our common shares, the expected volatility is estimated partially using weighted average measures of implied volatility and the historical volatility of our peer group of companies for a period equal to the expected life of the stock options. Our peer group of publicly traded biopharmaceutical companies was chosen based on their similar size, stage in the life cycle or area of specialty.
Risk-Free Interest Rate. The risk-free interest rate is based on the interest rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the only time-based stock options.
Expected Dividend. We have never paid, and do not anticipate paying, cash dividends on our common shares. Therefore, the expected dividend yield was assumed to be zero.
In prior periods, a significant component of total share-based compensation expense related to the RSL common share awards and RSL options issued by RSL to RSL, RSG and RSI employees. For the years ended March 31, 2020 and 2019, we recorded share-based compensation (benefit) expense of $45 thousand and $(2.6) million, respectively, in relation to the RSL common share awards and RSL stock options issued by RSL to RSL, RSG and RSI employees. Share-based compensation expense is allocated to us by RSL based upon the relative percentage of time utilized by RSL, RSG and RSI employees on our matters. The RSL common share awards and RSL options are fair valued on the date of grant, which is recognized over the requisite service period. The fair value of each RSL option is estimated on the date of grant using the Black-Scholes closed-form option-pricing model. Significant judgment and estimates were used to estimate the fair value of these awards and options as RSL is not publicly traded, and as such, these awards and options classified as Level 3 due to their unobservable nature. RSL common share awards and RSL options are subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including targets for RSL’s post-IPO market capitalization and future financing events).
Research and Development Expense
Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with final regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Research and development costs are charged to expense when incurred and currently primarily consist of the development and regulatory milestones achieved for our AXO-Lenti-PD, AXO-AAV-GM1 and AXO-AAV-GM2 gene therapy programs, as well as research and development materials acquired from Oxford and UMMS and expenses from third parties who conduct research and development activities on our behalf. We expense in-process research and development projects acquired as asset acquisitions which have not reached technological feasibility, and which have no alternative future use.

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
Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that the accompanying consolidated financial statements for the year ended March 31, 2020 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.
Item 7A.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of March 31, 2020, we had cash and cash equivalents of $80.8 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
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
Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.                                                         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.         Other Information
None.

PART III.
Item 10.         Directors, Executive Officers and Corporate Governance
Directors
Our Board of Directors (the "Board") presently has seven members. Each director is elected to serve a one-year term, with all directors subject to annual election. Vacancies on the Board may be filled by the Board or by the shareholders in a general meeting. A director elected to fill a vacancy, including vacancies created by an increase in the number of directors, will serve for the remainder of the full term.
Berndt Modig, Ilan Oren, Senthil Sundaram, Pavan Cheruvu, M.D., Atul Pande, M.D., and Frank Torti, M.D. are each current directors who were previously elected by our shareholders. In February 2020, Eric Venker, M.D., Pharm.D. was appointed to the Board, and each of George Bickerstaff and Myrtle Potter resigned from the Board. Roger Jeffs, Ph.D. also served on the Board through the August 2019 Annual General Meeting of Shareholders, but did not stand for re-election at such meeting.
The following table identifies our directors, as well as the position they hold at Axovant, any committee membership, and their ages as of May 31, 2020:

Name	Age	Director Since	Position	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Frank Torti, M.D.	41	2018	Chairperson		✓
Atul Pande, M.D.	65	2015	Lead Independent Director	✓	✓	✓*
Pavan Cheruvu, M.D.	38	2018	Principal Executive Officer and Director
Berndt Modig	61	2015	Director	✓	✓*
Ilan Oren	36	2018	Director			✓
Senthil Sundaram	41	2019	Director	✓*		✓
Eric Venker, M.D., Pharm.D.	33	2020	Director
_____________
*    Chairperson.

Below is a brief biography of each director.
Frank Torti, M.D.
Dr. Torti has served as Chairperson of the Board since September 2018. Since January 2020, Dr. Torti has served as the Vant Chair of Roivant Sciences, Inc., or RSI, which is a wholly owned subsidiary of our affiliate, Roivant Sciences Ltd. ("Roivant"), where he previously served as Vant Investment Chair since August 2018. Prior to joining RSI, from August 2007 to August 2018, Dr. Torti served as a Partner of New Enterprise Associates, or NEA, specializing in investments in healthcare. Prior to joining NEA, Dr. Torti worked for the Duke University Center for Clinical & Genetic Economics from 2002 to 2005 in various capacities, where he was involved in clinical trials research and economic evaluations of multinational clinical trials. Dr. Torti presently serves as chairperson of the boards of directors of Arbutus Biopharma Corp. and Immunovant Inc., a biopharmaceutical company and affiliate of Roivant, and as a director on the boards of directors of several private companies in the Roivant family of companies, and has also previously served on the boards of directors of several development and commercial stage private healthcare companies, including Annexon Biosciences, Inc., Eargo Inc., Galera Therapeutics, Inc., NeoTract, Inc., Novast Pharmaceuticals Ltd., OrphoMed, Inc., Tarveda Therapeutics, Inc., and XOC Pharmaceuticals, Inc., as well as Myovant Sciences Ltd. and Urovant Sciences, Ltd, former subsidiaries of Roivant. Dr. Torti earned an M.D. from the University of North Carolina School of Medicine, an M.B.A. from Harvard Business School and a B.A. from the University of North Carolina. Our Board of Directors believes that Dr. Torti’s extensive experience in healthcare investing, as well as his clinical trial background, qualifies him to serve on the Board.

Atul Pande, M.D.
Dr. Pande has served as a member of the Board since March 2015 and currently serves as our Lead Independent Director. Dr. Pande has served as Chief Medical Advisor of PureTech Health plc since February 2018, and previously served as its Chief Medical Officer since February 2017 and a Senior Advisor from July 2016 through February 2017. Dr. Pande has also served as President and Chief Executive Officer of Verity BioConsulting LLC, a drug development consulting firm since 2014. He previously served as Chief Medical Officer of Tal Medical, Inc., a clinical-stage medical device company, from December 2014 to December 2017. From 2007 to April 2014, Dr. Pande was Senior Vice President and Senior Advisor, Pharmaceutical R&D at GlaxoSmithKline plc, a pharmaceutical company. He has also held senior roles at Pfizer Inc., Parke-Davis/Warner-Lambert, a subsidiary of Pfizer Inc. and Lilly Research Laboratories, a division of Eli Lilly & Co., where he was involved in the development of numerous central nervous system drugs. Dr. Pande is currently a director of Autifony Therapeutics Limited, a biotechnology company, Karuna Therapeutics, Inc., a biopharmaceutical company, Perception Neurosciences, a biopharmaceutical company, and Immunovant Inc., and he previously served as a director of Heptares Therapeutics Ltd. He also serves on the Scientific Advisory Boards of Cennerv Pharma PTE LTD and Centrexion Corporation. Dr. Pande is a fellow of several professional societies, including the American Psychiatric Association. He has published over 50 peer-reviewed scientific papers and numerous abstracts, book chapters and book reviews. Dr. Pande received his MBBS (Bachelor of Medicine, Bachelor of Surgery) and his M.D. from the University of Lucknow, India and completed his research fellowship training in psychiatry at the University of Michigan Medical School and his postgraduate specialty training and psychiatry residency program at Western University. We believe that Dr. Pande’s medical background and significant knowledge of the life sciences industry qualify him to serve on the Board.
Pavan Cheruvu, M.D.
Dr. Cheruvu has served as our Principal Executive Officer and the Chief Executive Officer of Axovant Sciences, Inc. since February 2018 and as a member of the Board since September 2018. Prior to joining Axovant, Dr. Cheruvu worked at RSI since October 2015, and was appointed to RSI’s executive leadership team in September 2017. Dr. Cheruvu completed his residency in internal medicine at Johns Hopkins Hospital and continued his training in a clinical fellowship in cardiovascular medicine at the University of California, San Francisco. Prior to his medical training, Dr. Cheruvu worked as a management consultant at McKinsey & Company from June 2008 through June 2011, where he focused on biopharmaceutical strategy. Dr. Cheruvu received his B.S.E. in Biomedical Engineering, B.S.E. in Electrical Engineering, and A.B. in Chemistry from Duke University, his M.Sc. in Computer Science from Oxford University and his M.D. from Harvard Medical School. We believe that Dr. Cheruvu’s experience as a life sciences investor and experience in the biopharmaceutical industry qualify him to serve on the Board.
Berndt Modig
Mr. Modig has served as a member of the Board since March 2015. Since March 2016, Mr. Modig has served as Chief Executive Officer of Pharvaris B.V., a pre-clinical stage biotechnology company focusing on rare diseases. He served as Chief Financial Officer of Prosensa Holding N.V., a pharmaceutical company, from March 2010 until its acquisition by BioMarin Pharmaceutical Inc. in January 2015. From October 2003 to November 2008, Mr. Modig was Chief Financial Officer at Jerini AG, a pharmaceutical company, where he directed private financing rounds, its initial public offering in 2005, and its acquisition by Shire plc in 2008. Before that, Mr. Modig served as Chief Financial Officer at Surplex AG, a reseller of used industrial equipment, from 2001 to 2003, and as Finance Director Europe of U.S.-based Hayward Industrial Products Inc., a thermoplastic valve manufacturer, from 1999 to 2001. In previous positions, Mr. Modig was a partner in the Brussels-based private equity firm Agra Industria from 1994 to 1999 and a Senior Manager in the Financial Services Industry Group of Price Waterhouse LLP in New York from 1991 to 1994. Mr. Modig currently serves as a director and member of the audit committee of Affimed N.V. and as a director and the chair of the audit committee of Kiadis Pharma N.V., both public biopharmaceutical companies. He also serves as chair of the audit committee and as a director of Centogene N.V., a public biopharmaceutical company. He also previously served on the board of directors of Auris Medical Holding Ltd., a pharmaceutical company, from April 2014 to March 2018. Mr. Modig received his bachelor’s degree in business administration, economics and German from the University of Lund, Sweden and his M.B.A. from INSEAD, Fontainebleau, France and is a Certified Public Accountant (inactive). We believe that Mr. Modig’s extensive international experience in finance and operations, private equity, and mergers and acquisitions qualifies him to serve on the Board.

Ilan Oren
Mr. Oren has served as a member of the Board since June 2018 and previously served as a member of the Board from March 2015 to December 2017. Since January 2020, Mr. Oren has served as co-Chief Executive Officer of Dexcel Pharma Technologies Ltd. and Dexcel Ltd., an international pharmaceutical company involved in the development, manufacture and commercialization of pharmaceuticals, and previously served as Vice President, Business Development of Dexcel Pharma Technologies Ltd. from September 2011 to 2019. Mr. Oren currently serves as a director of Roivant Sciences Ltd. ("RSL") and he previously served as a director of Cynapsus Therapeutics Inc., a specialty pharmaceutical company, until its acquisition in 2016. Mr. Oren received his B.A. in Economics from Harvard College. We believe that Mr. Oren’s extensive leadership experience and knowledge of the life sciences industry qualify him to serve on the Board.
Senthil Sundaram
Mr. Sundaram has served as a member of the Board since June 2019. Mr. Sundaram served as the Chief Financial Officer of Nightstar Therapeutics plc, a clinical-stage gene therapy company, from April 2017 to June 2019, when it was acquired by Biogen, Inc. While at Nightstar, Mr. Sundaram led a number of private and public offerings, including its IPO, and a variety of business development effors including the the M&A process that resulted in the acquisition by Biogen. From February 2013 to April 2017, Mr. Sundaram served in a variety of positions at Intercept Pharmaceuticals, Inc., a biopharmaceutical company, including most recently as its Vice President and head of business development. Prior to joining Intercept, from 2000 to 2013, Mr. Sundaram worked in the healthcare investment banking groups at Lehman Brothers Inc., Barclays Capital Inc., Citigroup Global Markets Inc. and Lazard Ltd. Mr. Sundaram earned a B.S. in Computer Engineering and a B.A. in Economics from Brown University. We believe that Mr. Sundaram’s extensive experience in leadership roles at biopharmaceutical companies qualifies him to serve on the Board.
Eric Venker, M.D., Pharm.D.
Dr. Venker has served as a member of the Board since February 2020. Dr. Venker has served as Chief Operating Officer of RSI since November 2018. From October 2017 to October 2018, Dr. Venker served as Chief of Staff to RSI’s Chief Executive Officer, and from 2014 to 2015 as an Analyst at RSI. From 2015 to 2017, Dr. Venker was a physician at New York Presbyterian Hospital/Columbia University Medical Center, where he trained in internal medicine, and also served as Chair of the Housestaff Quality Council leading operational initiatives to improve efficiencies. From 2011 to 2015, Dr. Venker was a Clinical Pharmacist at Yale-New Haven Hospital. Dr. Venker also serves on the boards of directors of Arbutus Biopharma Corporation and Immunovant, Inc. Dr. Venker received his Pharm.D. from St. Louis College of Pharmacy and his M.D. from Yale School of Medicine. We believe that Dr. Venker’s medical background and experience in the biopharmaceutical industry qualify him to serve on the Board.
Executive Officers
The following table sets forth information concerning our executive officers and other senior management, including their ages, as of May 31, 2020:

Name	Age	Position(1)
Executive Officers
Pavan Cheruvu, M.D.	38	Principal Executive Officer, Chief Executive Officer of Axovant Sciences, Inc.
David Nassif	66	Principal Financial and Accounting Officer and General Counsel, Chief Financial Officer of Axovant Sciences, Inc.
Gavin Corcoran, M.D.	57	Chief R&D Officer
(1) Unless otherwise indicated, all executive officers are employees of Axovant Sciences, Inc., our wholly owned subsidiary.
Executive Officers
Pavan Cheruvu, M.D.
See "—Directors—Pavan Cheruvu, M.D."

David Nassif
Mr. Nassif has served as our Principal Financial and Accounting Officer and Chief Financial Officer of Axovant Sciences, Inc. since July 2019 and as our General Counsel since July 2019. He served as Executive Vice President and Chief Financial Officer of SteadyMed, Ltd., a specialty pharmaceutical company, from March 2013 (first as a financial consultant and commencing March 2015 on a full-time basis) until June 2019. From May 2011 through September 2014, Mr. Nassif served as the President and Chief Financial Officer of Histogen, Inc., a regenerative medicine company. From May 2007 to February 2010, Mr. Nassif served as the Executive Vice President and Chief Financial Officer of Zogenix, Inc., a specialty pharmaceutical company. Mr. Nassif received a B.Sc. in Finance and Management Information Systems from the University of Virginia with honors and a J.D. from the University of Virginia School of Law.
Gavin Corcoran, M.D.
Dr. Corcoran has served as the Chief R&D Officer of Axovant Sciences, Inc. since July 2018. Prior to joining Axovant, he served as Chief Medical Officer of Allergan plc from March 2015 to June 2018 and of Actavis plc from July 2014 to March 2015. Dr. Corcoran served as Executive Vice President for Global Medicines Development at Forest Laboratories from December 2011 to June 2014, prior to the acquisition of Forest Laboratories, Inc. by Actavis in 2014. Earlier in his career, Dr. Corcoran also served as Head of Late Stage Clinical Development for Inflammation and Immunology at Celgene Corporation, Chief Scientific Officer and head of R&D at Stiefel Laboratories and he held various leadership roles in clinical development and regulatory affairs at Amgen Inc., Schering-Plough Corporation, and Bayer AG. He received his M.B.B.Ch. from the University of the Witwatersrand in South Africa and completed his clinical training in internal medicine and infectious diseases at the University of Texas Health Science Center at San Antonio.

Information Regarding the Board of Directors and Corporate Governance
Board Leadership Structure
Dr. Torti currently serves as Chairperson of the Board. The Board believes that Dr. Torti’s role as Chairperson helps ensure that management and the Board act with common purpose and benefit from the extensive executive leadership and operational experience of Dr. Torti. The Board believes that Dr. Torti is well-positioned to act as a bridge between management and the Board, facilitating the regular flow of information. In addition, the Board believes that, under current circumstances, the separation of the offices of Chairperson and Principal Executive Officer will enhance oversight of management and Board function, allowing Dr. Cheruvu the ability to focus on his primary responsibilities as Principal Executive Officer, enhancing shareholder value and expanding and strengthening our business.
Our corporate governance guidelines provide that the Board will select its Chairperson in the manner that it determines to be in the best interests of our shareholders. The same person may hold the positions of Principal Executive Officer and Chairperson, or the Board may separate these offices. If the Chairperson is an independent director, the Board may designate the Chairperson as the lead independent director. If the Chairperson is not an independent director, the Board may designate one of the independent directors as the lead independent director. Dr. Pande was designated by the Board as our lead independent director in September 2018. The lead independent director’s duties include among other things: establishing the agenda for meetings of the independent directors and meetings of the non-management directors, as applicable; presiding over meetings of the independent directors and meetings of the non-management directors, as applicable; presiding over any portions of meetings of the Board evaluating the performance of the Board; and coordinating the activities of the other independent directors and perform such other duties the Board may establish or delegate.
At the present time, the Board believes that the current Board members, together with our management, possess the requisite leadership and industry skills, expertise and experiences to effectively oversee our business and affairs. Moreover, the Board prefers to retain the flexibility to select the appropriate leadership structure based upon the existence of various conditions, including, but not limited to, business, financial or other market conditions, affecting us at any given time. Notwithstanding the foregoing, the independent directors of the Board regularly participate in executive sessions at which only independent directors are present.
Role of the Board in Risk Oversight
One of the Board’s key functions is informed oversight of our risk management process. The Board administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. The Board believes its current leadership structure, including the appointment of a lead independent director and having a majority or equal number of independent directors on each committee and the Board itself, supports the risk oversight function of the Board.
In particular, the Board is responsible for reviewing, approving and monitoring fundamental financial and business strategies and major corporate actions, assessing major risks facing us and considering ways to address those risks and overseeing the establishment and maintenance of processes and conditions to maintain our integrity. Our Board has received regular updates from the management team on the evolving novel coronavirus (COVID-19) situation and is involved in strategy decisions related to the impact of the novel coronavirus (COVID-19) on our business. The Audit Committee of the Board has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee of the Board also monitors compliance with certain legal and regulatory requirements, including oversight of related-person transactions, complaint procedures, certain ethical compliance and regulatory and accounting initiatives, and is responsible for oversight of the performance of our internal audit function. The Compensation Committee of the Board assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking. The Nominating and Corporate Governance Committee of the Board monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct, and monitor compliance with certain regulatory requirements. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board as quickly as possible.
The oversight responsibility of the Board and its committees is informed by reports from our management team that are designed to provide visibility to Board about the identification and assessment of key risks and our risk mitigation strategies. At periodic meetings of the Board and its committees, management reports to and seeks guidance from the Board and its committees with respect to the most significant risks that could affect our business, such as legal risks, information security and privacy risks, and financial, tax and audit related risks. In addition, among other matters, management provides the Audit Committee and Nominating and Corporate Governance Committee of the Board periodic reports on our compliance programs and investment policy and practices.

Meetings of the Board of Directors; Attendance at Annual Meeting of Shareholders
During our fiscal year ended March 31, 2020, the Board met 15 times; the Audit Committee met seven times; the Compensation Committee met six times; and the Nominating and Corporate Governance Committee met six times. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served that were held during the portion of the last fiscal year for which he or she was a director or committee member.
As required under applicable Nasdaq listing rules, in our fiscal year ended March 31, 2020, our independent directors met in regularly scheduled executive sessions at which only independent directors were present. Dr. Pande and Mr. Modig typically presided over the executive sessions.
Our policy is that directors are invited to attend the Annual General Meetings of Shareholders. No members of the Board attended our 2019 Annual General Meeting of Shareholders.
Information Regarding Committees of the Board of Directors
The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Below is a description of each of these committees. Each committee has the authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. Copies of the written charters of such committees, are available on our website at http://investors.axovant.com/investors/corporate-governance. Information contained on or accessible through this website is not incorporated by reference nor otherwise included in this report, and any references to this website are intended to be inactive textual references only.
As previously disclosed, on February 24, 2020, we completed a public offering of our common shares and pre-funded warrants to purchase common shares, which resulted in Roivant Sciences Ltd. no longer controlling a majority of the voting power of our outstanding common shares. We refer to this public offering as the February Offering. As a result of the February Offering, we no longer qualify as a "controlled company" for purposes of certain exemptions from the corporate governance standards of The Nasdaq Global Select Market, including director independence.
Pursuant to the phase-in periods stipulated by the Nasdaq listing rules, we are required to have at least one independent director on each of our Compensation and Nominating and Corporate Governance Committees as of the date we ceased to qualify as a controlled company, a majority of independent directors on those committees by May 2020, or 90 days after the date we ceased to qualify as a controlled company, and fully independent Compensation and Nominating and Corporate Governance Committees by February 2021, or one year after the date we ceased to qualify as a controlled company.
Audit Committee
The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that each member of the Audit Committee satisfies the independence requirements under applicable Nasdaq listing rules and Rule 10A-3 of the Exchange Act.
The Audit Committee is composed of Mr. Modig, Dr. Pande and Mr. Sundaram. The Board has also determined that each of Mr. Modig and Mr. Sundaram qualifies as an “audit committee financial expert,” as defined in applicable SEC rules and regulations. The Board made a qualitative assessment of Mr. Modig’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer at public reporting companies. In addition to our Audit Committee, Mr. Modig also serves on the audit committees of two other public companies, Kiadis Pharma N.V. and Affimed N.V. Likewise, the Board made a qualitative assessment of Mr. Sundaram’s level of knowledge and experience based on a number of factors, including his experience as a chief financial officer at a public reporting company and investment banker. The Board has determined that this simultaneous service of Mr. Modig does not impair his ability to effectively serve on our Audit Committee.
The principal duties and responsibilities of the Audit Committee include:

•
recommending and retaining an independent registered public accounting firm to serve as our independent auditors, for purposes of the Companies Act, overseeing our independent auditors’ work and determining our independent auditors’ compensation;

•	evaluating the performance of and assessing the qualifications of our independent auditors;

•	approving in advance all audit services and non-audit services to be provided to us by our independent auditors;

•	monitoring the rotation of partners of the independent auditors on our audit engagement team as required by law;

•
assessing and taking other appropriate action to oversee the independence of our independent auditors, including reviewing written disclosures from the independent auditors delineating all relationships between the auditors, or their affiliates, and us, or persons in financial oversight roles at Axovant, that may reasonably be thought to bear on independence (at least annually, consistent with the Public Company Accounting Oversight Board, or PCAOB, Rule 3526);

•
reviewing the financial statements proposed to be included in our Annual Report on Form 10-K to be filed with the SEC and recommending to the Board whether such financial statements should be so included;

•
reviewing and discussing with management and our independent auditors the results of the annual audit and the independent auditor’s review of our quarterly financial statements, including, as appropriate, a review of our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports filed with the SEC;

•
reviewing and discussing with management and our independent auditors, as appropriate, our guidelines and policies with respect to risk assessment and management, including risks related to our accounting matters, financial reporting and legal and regulatory compliance; and reviewing and discussing with management, as appropriate, insurance programs;

•	conferring with management and our independent auditors, as appropriate, regarding the scope, adequacy and effectiveness of our internal control over financial reporting;

•	coordinating the Board’s oversight of the performance of our internal audit function;

•	reviewing and approving or rejecting transactions between us and any related persons; and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, auditing or compliance matters and the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Report of the Audit Committee of the Board of Directors*
The Audit Committee has reviewed and discussed the audited financial statements for our fiscal year ended March 31, 2020, with our management. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the PCAOB. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2020.
Mr. Senthil Sundaram
Mr. Berndt Modig
Dr. Atul Pande
* The material in this report is not deemed "filed" with the SEC, and is not to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Compensation Committee
The Compensation Committee is composed of Mr. Modig, Dr. Pande, and Dr. Torti. The Board has determined that Mr. Modig and Dr. Pande are “independent,” as independence is currently defined in applicable Nasdaq listing rules. Dr. Torti, by virtue of his position as Vant Chair of RSI, is not independent under applicable SEC and Nasdaq listing rules. All members of the Compensation Committee other than Dr. Torti are “non-employee directors,” as defined in Rule 16b-3 under the Exchange Act.
The Compensation Committee of the Board acts on behalf of the Board to, among other things, oversee our compensation strategy, policies, plans and programs and to review and determine the compensation to be paid to our executive officers. In general, the Compensation Committee of the Board performs the same policy- and compensation-setting functions for our subsidiaries and their executive officers as it does for us, and references herein to our personnel, policies, plans and programs include those of our subsidiaries as well. The principal duties and responsibilities of the Compensation Committee include:

•
reviewing, modifying and approving our overall compensation strategy and policies, including: (1) reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers and other senior management, as appropriate; (2) evaluating and approving, or recommending to the Board for approval, compensation plans and programs advisable for us, including modifications and terminations to those plans and programs; (3) establishing policies with respect to equity compensation arrangements; (4) assessing the adequacy and competitiveness of our executive compensation programs among comparable companies in our industry; (5) reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangement for our executive officers and other senior management, as appropriate; (6) reviewing our practices and policies of employee compensation as they relate to risk management and risk-taking incentives; (7) considering and establishing share ownership guidelines for our executive officers and directors, if deemed appropriate; and (8) evaluating the efficacy of our compensation policy and strategy in achieving expected benefits to us and otherwise furthering our policies;

•
establishing and approving individual and corporate goals and objectives of our Principal Executive Officer and our other executive officers and senior management and evaluating performance of the Principal Executive Officer and our other executive officers and senior management, as appropriate, in light of these stated objectives;

•	reviewing and approving the type and amount of compensation to be paid or awarded to Board members;

•	selecting and retaining compensation consultants, legal counsel and other advisers; and

•	adopting, amending, administering, and terminating our equity compensation plans, pension and profit sharing plans, bonus plans, deferred compensation plans and similar programs.
Compensation Committee Processes and Procedures
The Compensation Committee meets at least once annually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chairperson of the Compensation Committee, in consultation with the Principal Executive Officer and the General Counsel. The Compensation Committee meets regularly in executive session. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information, to provide advice or to otherwise participate in Compensation Committee meetings. The Principal Executive Officer may not participate in, or be present during, the voting or deliberations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of Axovant.
In addition, under the charter, the Compensation Committee has the authority to obtain, at our expense, advice and assistance from internal or external legal, accounting or other advisors and consultants that any member of the Compensation Committee deems necessary or appropriate in the discharge of his or her responsibilities. If the Compensation Committee chooses to retain or obtain the advice of a compensation consultant, independent legal counsel, or other advisor, it has the direct responsibility for the appointment, compensation and oversight of the work of such party, and we will provide for appropriate funding, as determined by the Compensation Committee, for the payment to such party. In addition, the Compensation Committee has the sole authority to retain and terminate any compensation consultant to assist in its evaluation of executive and director compensation, including the sole authority to approve the consultant’s reasonable fees and other retention terms, all at our expense. Under the charter, the Compensation Committee may select a compensation consultant, legal counsel or other advisor (other than in-house legal counsel and certain other types of advisors) only after taking into consideration all factors relevant to that party’s independence from management, including the six factors prescribed by the SEC and Nasdaq; however, there is no requirement that any advisor be independent.
During the past fiscal year, after taking into consideration the six factors prescribed by the SEC and Nasdaq, the Compensation Committee engaged Radford, a national compensation consulting firm, to provide executive compensation advisory services based, in part, on its reputation and extensive experience in the industry. The Compensation Committee determined that Radford was independent from management and had no conflicts of interest in connection with the advisory services to be provided. Specifically, the Compensation Committee requested that Radford develop a comparative group of companies and perform analyses of competitive performance and compensation levels for that group. Radford has also conducted interviews with members of the Compensation Committee and senior management to learn more about our business operations and strategy, key performance metrics and strategic goals, as well as the labor markets in which we compete. Radford ultimately developed recommendations that were presented to the Compensation Committee for its consideration. Following an active dialogue with Radford, the Compensation Committee approved the recommendations.

The Compensation Committee generally makes adjustments to annual compensation, determines bonuses and equity awards and establishes new performance objectives at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year.
Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Principal Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Principal Executive Officer. The evaluation of the performance of the Principal Executive Officer is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director share ownership information, company share performance data, analyses of historical executive compensation levels and current company-wide compensation levels and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is composed of Dr. Pande, Mr. Oren and Mr. Sundaram. The Board has determined that Dr. Pande and Mr. Sundaram are “independent,” as independence is currently defined in applicable Nasdaq listing rules, and Mr. Oren, by virtue of his position as a director of RSL is not independent under applicable SEC and Nasdaq listing rules. The principal duties and responsibilities of the Nominating and Corporate Governance Committee include:

•	identifying, reviewing and evaluating candidates to serve as directors, consistent with criteria approved by the Board;

•	reviewing, evaluating and considering the recommendation for nomination of incumbent directors for re-election to the Board;

•
reviewing, discussing and assessing the performance of the Board, including Board committees, such assessment to include evaluation of the Board’s contribution as a whole and effectiveness in serving the best interests of Axovant and its shareholders, specific areas in which the Board and/or management believe contributions could be improved, overall Board composition and makeup, including the reelection of current Board members, and the independence of directors;

•
overseeing the Board’s committee structure and operations, evaluating the performance of the members of the committees of the Board, reviewing the composition of such committees, and recommending to the Board the membership of each such committee;

•	reviewing, discussing and assessing our corporate governance principles;

•	reviewing our policy statements to determine adherence to our Code of Business Ethics and Conduct; and

•	overseeing and reviewing the processes and procedures we use to provide accurate, relevant and appropriately detailed information to the Board and its committees on a timely basis.
The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of Axovant, demonstrated excellence in his or her field, having the ability to exercise sound business judgment, diversity and having the commitment to rigorously represent the long-term interests of our shareholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of our shareholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate, given the current needs of the Board and Axovant, to maintain a balance of knowledge, experience and capability.

In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to us during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Nominating and Corporate Governance Committee also takes into account the results of the Board’s self-evaluation, conducted annually on a group and individual basis.
In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.
The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a shareholder.
Shareholder Communications with the Board of Directors
The Board has adopted a formal process by which shareholders may communicate with the Board or any of its directors. Shareholders who wish to communicate with the Board or an individual director may do so by sending written communications to the Board or such director at Axovant Gene Therapies Ltd., Attn: Corporate Secretary, at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The Corporate Secretary will forward each communication to the Legal Department of Axovant Gene Therapies Ltd., and the communication will be further forwarded to the Board or individual directors to whom the communication is addressed unless the communication contains advertisements or solicitations or is unduly hostile, threatening or similarly inappropriate, in which case the communication will be discarded.
In addition to shareholder communications with directors, any interested person may communicate directly with the presiding director of the Board’s executive sessions or the independent or non-management directors as a group. Persons interested in communicating directly with the independent or non-management directors regarding their concerns or issues may do so by addressing correspondence to a particular director, or to the independent or non-management directors generally, in care of Axovant Gene Therapies Ltd., Attn: Corporate Secretary, at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. If no particular director is named, letters will be forwarded, depending upon the subject matter, to the Chairperson of the Audit, Compensation, or Nominating and Corporate Governance Committee.
Please note that the foregoing communication procedure does not apply to (i) shareholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.
Code of Business Ethics and Conduct
The Board has adopted a Code of Business Ethics and Conduct, or Code of Conduct, that applies to all of our directors, officers, employees, consultants and independent contractors. The Code of Conduct is available on our website at http://investors.axovant.com/investors/corporate-governance. Information contained on or accessible through this website is not incorporated by reference nor otherwise included in this report, and any references to this website are intended to be inactive textual references only. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or otherwise as required by applicable law and Nasdaq listing requirements.
Corporate Governance Guidelines
The Board has adopted Corporate Governance Guidelines to establish the authority and practices to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our shareholders. The Corporate Governance Guidelines set forth the practices that the Board intends to follow with respect to a number of areas, including its composition and selection, role, meetings, committees, access to management and use of outside advisors, Principal Executive Officer evaluation and succession planning, and Board assessment and compensation. The Corporate Governance Guidelines may be viewed at http://investors.axovant.com/investors/corporate-governance. Information contained on or accessible through this website is not incorporated by reference nor otherwise included in this report, and any references to this website are intended to be inactive textual references only.

Item 11.         Executive Compensation
Summary Compensation Table
The following table sets forth, for our fiscal years ended March 31, 2020 and 2019, compensation awarded or paid to, or earned by, our Principal Executive Officer and our two next most highly compensated executive officers as of March 31, 2020. These executive officers are referred to herein as our named executive officers.

Name and Principal Position	Fiscal Year	Salary	Stock Awards (1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	Other		Total
Pavan Cheruvu, M.D.	2019	$500,000	$351,056	$1,784,077	$225,000	$8,616	(3)	$2,868,749
Principal Executive Officer	2018	500,000	—	—	255,000	12,539	(4)	767,539

David Nassif (5)	2019	300,000	234,032	970,828	175,000	81,350	(6)	1,761,210
Principal Financial and Accounting Officer and General Counsel

Gavin Corcoran, M.D. (7)	2019	425,000	248,663	628,885	146,094	8,616	(8)	1,457,258
Chief R&D Officer	2018	318,750	—	794,197	141,445	8,668	(9)	1,263,060
(1) Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option and stock award granted to the named executive officers during the indicated fiscal year, as computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718. Assumptions used in the calculation of these amounts are included in Note 10 to our financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2020. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In March 2020, RSL forfeited all of Dr. Cheruvu’s RSL restricted stock units ("RSL RSUs") and granted him newly issued RSL equity instruments: RSL performance options and RSL capped value appreciation rights ("RSL CVARs"). The vesting of the RSL performance options and RSL CVARs is not deemed probable as of March 31, 2020. These two instruments will vest only to the extent certain RSL liquidity conditions and vesting requirements (a mix of time-based and market conditions) are achieved by a specified date in the future, and provided, for the time-based vesting requirements, that Dr. Cheruvu has provided continued service to RSL or an affiliate of RSL, such as Axovant. As a result, as of the grant date the RSL performance options and RSL CVARs performance criteria were deemed not probable of occurring, therefore no share-based compensation expense has been recorded related to these newly awarded RSL instruments and no value has been ascribed to such instruments in the table above. Assuming that the vesting conditions to the RSL performance options and RSL CVARs were met and the performance criteria was deemed probable, the value of such awards as of the grant date would have been $7.7 million.
(2) See "—Annual Cash Bonus".
(3) Amount includes (a) $8,400 in 401(k) matching contributions; and (b) $216 of life insurance premiums paid on behalf, and for the benefit of, Dr. Cheruvu. Amount excludes $1,011,993 in share-based compensation expense allocated to Axovant from RSL for RSL equity instruments granted to Dr. Cheruvu.
(4) Amount includes (a) $8,313 in 401(k) matching contributions; (b) $332 of income tax gross-ups paid in respect to long-term disability benefits; (c) $3,635 of travel incentives; and (d) $259 of life insurance premiums paid on behalf, and for the benefit of, Dr. Cheruvu. Amount excludes $261,205 in share-based compensation expense allocated to Axovant from RSL for RSL equity instruments granted to Dr. Cheruvu.
(5) Mr. Nassif joined Axovant in July 2019.
(6) Amount includes (a) $78,206 for reimbursed temporary housing expenses, as a result of the Company requiring Mr. Nassif to reside in New York City for one year as a condition to his employment; (b) $3,000 in 401(k) matching contributions; and (c) $144 of life insurance premiums paid on behalf, and for the benefit of, Mr. Nassif.
(7) Dr. Corcoran joined Axovant in July 2018.
(8) Amount includes (a) $8,400 in 401(k) matching contributions; and (b) $216 of life insurance premiums paid on behalf, and for the benefit of, Dr. Corcoran.
(9) Amount includes (a) $8,500 in 401(k) matching contributions; (b) $163 of life insurance premiums paid on behalf, and for the benefit of, Dr. Corcoran; and (c) $5 of travel incentives.
Narrative to Summary Compensation Table
We review compensation annually for all employees, including our named executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to Axovant. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

The Compensation Committee of the Board has historically determined compensation for our named executive officers. The Compensation Committee typically reviews and discusses management’s proposed compensation with the Principal Executive Officer for all named executive officers other than the Principal Executive Officer. Based on those discussions and its discretion, the Compensation Committee then recommends the compensation for each named executive officer. The Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our named executive officers. For our fiscal years ended March 31, 2020 and 2019, the Compensation Committee retained Radford, a compensation consulting firm, to evaluate and make recommendations with respect to our executive compensation program.
Annual Cash Bonus
We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. For the fiscal year ending March 31, 2021, the target cash bonus for Dr. Cheruvu is 60% of his base salary, subject to the achievement of overall company performance criteria, and the target cash bonus for each of Mr. Nassif and Mr. Corcoran is 50% of their respective base salaries, subject to the achievement of individual performance criteria to be determined by the Board or the Compensation Committee, as well as overall company performance criteria.
For the year ended March 31, 2019, bonuses were awarded based on our achievement of specified corporate goals, including creating value with our gene therapy pipeline and small molecule portfolio and finance goals, as well as individual goals for the named executive officer. Dr. Cheruvu’s bonus was weighted 100% based on the achievement of corporate goals. For each other executive officer, the bonuses were weighted 75% based on the achievement of the corporate goals and 25% based on the achievement of individual objectives established for each officer. In April 2019, the Compensation Committee awarded each executive officer a bonus for the year ended March 31, 2019, based on each executive officer’s achievement of corporate goals at the 85% level and individual goals at levels ranging from 100% to 125%, and prorated for partial years of employment, as applicable.
For the year ended March 31, 2020, bonuses were awarded based on our achievement of specified corporate goals, including creating value with our gene therapy pipeline and finance goals, as well as individual goals for the named executive officers. Dr. Cheruvu’s bonus was weighted 100% based on the achievement of corporate goals. For each other executive officer, the bonuses were weighted 75% based on the achievement of the corporate goals and 25% based on the achievement of individual objectives established for each officer. In March 2020, the Compensation Committee awarded each executive officer a bonus for the year ended March 31, 2020, based on each executive officer’s achievement of corporate goals at the 75% level and individual goals at levels ranging from 50% to 125%.

Outstanding Equity Awards as of March 31, 2020
The following table shows certain information regarding outstanding equity awards held by our named executive officers as of March 31, 2020, as adjusted to reflect the 1-for-8 reverse share split effected in May 2019. All option awards were granted under our 2015 Equity Incentive Plan.

	Option Awards					Restricted Stock Units (RSUs)
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (2)(3)		Option Exercise Price	Option Expiration Date	Number of Vested Securities Underlying	Number of Unvested Securities Underlying (4)	Market Value of Outstanding RSUs (5)
Pavan Cheruvu, M.D.(6)	6,250	—		$127.92	11/15/2025	—	—	—
	6,250	—		193.92	4/27/2027	—	—	—
	121,262	121,261		14.48	2/12/2028	—	—	—
	—	199,500	(7)	8.48	4/15/2029	—	—	—
	—	199,500		8.48	4/15/2029	—	—	—
	—	—		—	—	22,591	22,590	$110,242

David Nassif	—	75,000	(8)	6.42	7/1/2029	—	—	—
	—	150,000		6.42	7/1/2029	—	—	—
	—	—		—	—	15,060	15,060	73,493

Gavin Corcoran, M.D.	—	25,000	(9)	19.68	7/16/2028	—	—	—
	11,721	19,529		19.68	7/16/2028	—	—	—
	—	25,000	(7)	8.48	4/15/2029	—	—	—
	—	95,875		8.48	4/15/2029	—	—	—
	—	—		—	—	16,002	16,001	78,087
(1) Because options granted to the named executive officers are exercisable immediately subject to a repurchase right in our favor which lapses as the option vests, this column reflects the number of options held by the named executive officers that were exercisable and vested as of March 31, 2020.
(2) Because options granted to the named executive officers are exercisable immediately subject to a repurchase right in our favor which lapses as the option vests, this column reflects the number of options held by the named executive officers that were exercisable and unvested as of March 31, 2020.
(3) Except as otherwise noted, each of these options vests as to 25% of the underlying common shares one year from the date of grant, with the remaining common shares vesting in 12 equal quarterly installments thereafter, provided the named executive officer has provided continuous service to us through each such date. All common shares underlying each of these options will become fully vested upon a change in control, as that term is defined in our 2015 Equity Incentive Plan.
(4) The scheduled vesting date for each of these unvested restricted shares is July 31, 2020, provided the named executive officer has provided continuous service to us through that date.
(5) The market value is equal to the product of $2.44, which is the closing price of our common stock on March 31, 2020, and the sum of the number of vested and unvested RSUs.
(6) Excludes all RSL equity instruments. RSL granted RSL awards, RSL vanilla options and RSL RSUs to Dr. Cheruvu while he was employed by RSL’s subsidiary, Roivant Sciences, Inc., prior to his commencement of employment as our Principal Executive Officer. In March 2020, RSL purchased a portion of Dr. Cheruvu’s RSL awards and RSL vanilla options, and all of Dr. Cheruvu’s RSL RSUs were forfeited, in exchange for $1.2 million in cash and two newly issued RSL equity instruments. The vesting of these two RSL equity instruments, RSL performance options and RSL CVARs, is not deemed probable as of March 31, 2020. These two instruments will vest only to the extent certain RSL liquidity conditions and vesting requirements (a mix of time-based and market conditions) are achieved by a specified date in the future, and provided, for the time-based vesting requirements, that Dr. Cheruvu has provided continued service to RSL or an affiliate of RSL, such as Axovant. The RSL vanilla options are subject to specified time-based vesting schedules and requirements, provided that Dr. Cheruvu has provided continuous service to RSL or an affiliate of RSL, such as Axovant, through such date. The RSL awards are fully vested as of March 31, 2020. The aggregate fair value of the RSL equity instruments held by Dr. Cheruvu was $3.0 million at March 31, 2020. Significant judgment and estimates were used to estimate the fair value of these RSL equity instruments, as they are not publicly traded.
(7) One-third of the option will vest at such time as the Company's stock price is equal to or greater than $16.96 per share, one-third of the option will vest at such time as the Company's stock price is equal to or greater than $33.92 per share, and one-third of the option will vest at such time as the Company's stock price is equal to or greater than $50.88 per share, provided the named executive officer has provided continuous service to us through each such date.
(8) One-third of the option will vest at such time as the Company's stock price is equal to or greater than $12.84 per share, one-third of the option will vest at such time as the Company's stock price is equal to or greater than $25.68 per share, and one-third of the option will vest at such time as the Company's stock price is equal to or greater than $38.52 per share, provided the named executive officer has provided continuous service to us through each such date.

(9) One-third of the option will vest at such time as the Company's stock price is equal to or greater than $59.04 per share, one-third of the option will vest at such time as the Company's stock price is equal to or greater than $98.40 per share, and one-third of the option will vest at such time as the Company's stock price is equal to or greater than $137.76 per share, provided the named executive officer has provided continuous service to us through each such date.
Employment, Severance and Change in Control Agreements
The employment agreement or offer letter for each of our named executive officers sets forth the initial terms and conditions of his employment. These agreements provide for at-will employment and set forth the officer’s annual base salary, performance bonus target opportunity, initial equity incentive grant, terms of severance and eligibility for employee benefits. Each of them provided services to us pursuant to one or more inter-company services agreements between Axovant Gene Therapies Ltd. and its wholly owned subsidiaries. For the purposes of this discussion, references to "we," "us" and "our" will be deemed to refer to Axovant Gene Therapies Ltd. or Axovant Sciences, Inc., as the context requires.
Pavan Cheruvu, M.D., David Nassif and Gavin Corcoran, M.D.
Dr. Cheruvu has served as our Principal Executive Officer and Chief Executive Officer of Axovant Sciences, Inc. since February 2018. Mr. Nassif has served as our Principal Financial Officer and General Counsel, as well as Chief Financial Officer of Axovant Sciences, Inc., since July 2019. Dr. Corcoran has served as Chief R&D Officer of Axovant Sciences, Inc. since July 2018.
Under each of Dr. Cheruvu’s, Mr. Nassif’s and Dr. Corcoran’s employment agreements, such executive officer is eligible for the following severance and change in control benefits, conditioned upon delivering a release of claims in our favor:

•
If we terminate the officer’s employment without cause or the officer resigns for good reason, in either case, prior to a change in control or more than 12 months following a change in control, then we will pay to the officer a one-time cash payment equal to the sum of his annual base salary, the pro-rated amount of the his annual target bonus in respect of the fiscal year in which the termination of employment occurs, and any unpaid annual bonus amount with respect to the fiscal year ended prior to the termination of his employment. We will also reimburse the officer for continued medical coverage for one year if he timely elects such continued coverage.

•
If we terminate the officer’s employment without cause or the officer resigns for good reason, in either case, upon or on or before the twelve-month anniversary of a change in control, but not before a change in control, then we will pay to Mr. Nassif or Dr. Corcoran a one-time cash payment equal to 1.5 times, and to Dr. Cheruvu a one-time cash payment equal to two times, the sum of his annual base salary, the pro-rated amount of the his annual target bonus in respect of the fiscal year in which the termination of employment occurs, and any unpaid annual bonus amount with respect to the fiscal year ended prior to the termination of his employment. We will also reimburse the officer for continued medical coverage for 18 months if he timely elects such continued coverage.

•
If the officer is subjected to excise tax pursuant to Sections 280G and 4999 of the Internal Revenue Code, he will either have his payments cut back so that the excise tax does not apply, or he will receive the full payments and benefits and be subject to the excise tax, whichever puts him in a better after-tax position.

The definitions of “cause,” “good reason” and “change in control” are set forth in the individual employment agreements.
Further, under the terms of our 2015 Equity Incentive Plan, if Dr. Cheruvu, Mr. Nassif or Dr. Corcoran are employed by us immediately prior to a change in control, then all remaining common shares underlying the officer’s outstanding options will vest.
We consider the severance and change in control benefits described above to be critical to attracting and retaining high caliber executives. We believe that appropriately structured severance and change in control benefits, including accelerated vesting provisions, minimize the distractions and reduce the risk that an executive voluntarily terminates his employment with us during times of uncertainty, such as before an acquisition is completed. We believe that our existing arrangements allow each named executive officer to focus on continuing normal business operations and, in the event of a change in control, on the success of a potential business combination, rather than on how business decisions that may be in the best interest of our shareholders will impact his own financial security.
2015 Equity Incentive Plan
In March 2015, our board of directors and our sole shareholder adopted our 2015 Equity Incentive Plan, or the 2015 Plan. In May 2015, our board of directors amended the 2015 Plan and our sole shareholder ratified such amendments. The description of the 2015 Plan set forth below, reflects the 2015 Plan, as amended. Our 2015 Plan provides for the grant of incentive options within the meaning of Section 422 of the Internal Revenue Code, or the Code, to our employees and our subsidiary corporations' employees, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. The 2015 Plan also provides for the grant of performance cash awards to our employees, consultants and directors.

Shares issued under the 2015 Plan may be authorized but unissued or reacquired common shares. Shares subject to stock awards granted under the 2015 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2015 Plan. Additionally, shares issued pursuant to stock awards under the 2015 Plan that we repurchase or that are forfeited, as well as shares reacquired by us as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2015 Plan.
Our board of directors, or a duly authorized committee thereof, will have the authority to administer the 2015 Plan. Our board of directors will delegate its authority to administer the 2015 Plan to our compensation committee under the terms of the compensation committee's charter. Our board of directors may also delegate to one or more of our officers the authority to (i) designate employees other than officers to receive specified stock awards and (ii) determine the number of our common shares to be subject to such stock awards. Subject to the terms of the 2015 Plan, the administrator has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a common share, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the 2015 Plan.
The administrator has the power to modify outstanding awards under our 2015 Plan. Subject to the terms of the 2015 Plan, the administrator has the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.
The administrator may provide, in an individual award agreement or in any other written agreement between us and the participant, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control. In the absence of such a provision, no such acceleration of the stock award will occur.
Our board has the authority to amend, suspend, or terminate the 2015 Plan, provided that such action does not materially impair the existing rights of any participant without such participant's written consent. No incentive options may be granted after the tenth anniversary of the date our board of directors adopted the 2015 Plan.
Director Compensation
Non-Employee Director Compensation Policy
Non-employee directors are compensated for service on the Board and its committees through a combination of cash retainers and equity grants. We also reimburse directors for expenses incurred in serving as a director. Directors who are also employed by us are not separately compensated for their service on the Board. Additionally, Mr. Oren and Dr. Venker do not receive a cash retainer or equity grants.
For our fiscal year ended March 31, 2020, each non-employee director (other than Mr. Oren and Dr. Venker) was paid the following annual amounts quarterly in arrears:

•	Board retainer of $40,000

•	Audit committee retainer of $9,000 ($20,000 for the Chairperson)

•	Compensation Committee retainer of $6,000 ($12,000 for the Chairperson)

•	Nominating and Corporate Governance Committee retainer of $5,000 ($8,000 for the Chairperson)
The chairman of the Board receives an annual retainer of $30,000, and the lead independent director receives an annual retainer of $20,000. For the fiscal year ending March 31, 2021, we anticipate that each new non-employee director will receive an initial option grant to purchase 18,750 common shares. In addition, on an annual basis, typically in April, each continuing non-employee director will receive an additional option grant. Option grants have an exercise price equal to the closing price of our common stock on the Nasdaq on the grant date. Initial grants vest in three equal annual installments, and annual grants vest in full on the first anniversary of the grant date, in each case subject to the non-employee director’s continuous service through the vesting date. Option grants to non-employee directors expire on the ten-year anniversary of the grant date. In April 2019, the Compensation Committee adopted a policy that all directors serving as of an annual grant date shall be eligible for equity awards regardless of the date of their appointment to the Board.

Director Compensation for Fiscal Year Ended March 31, 2020
The following table shows, for our fiscal year ended March 31, 2020, certain information with respect to the compensation of our non-employee directors:

Name	Fee Earned or Paid in Cash	Option Awards(1)		Total
Current Directors
Frank Torti, M.D.	$76,000	$173,603	(2)	$249,603
Atul Pande, M.D.	83,000	173,603	(2)	256,603
Berndt Modig	58,871	173,603	(2)	232,474
Ilan Oren (3)	—	—		—
Senthil Sundaram (4)	37,420	76,969		114,389
Eric Venker, M.D., Pharm.D. (5)	—	—		—

Former Directors
George Bickerstaff	90,739	173,603	(6)	264,342
Roger Jeffs	21,452	173,603	(7)	195,055
Myrtle Potter	39,713	173,603	(6)	213,316
(1) Amounts reported in this column do not reflect the amounts actually received by the director. Instead, these amounts reflect the aggregate grant date fair value of each stock option and the incremental fair value related to the accelerated vesting of stock options granted to certain directors during the fiscal year, as computed in accordance with FASB ASC 718.
(2) In April 2019, each of Dr. Torti, Dr. Pande, and Mr. Modig was granted an option to purchase 31,875 common shares with an exercise price of $8.48 per share. The shares subject to the options will vest on the first anniversary of the date of the grant.
(3) Mr. Oren, since his re-appointment to the Board in June 2018, has declined to receive any cash or equity compensation for his service as a director.
(4) Mr. Sundaram was appointed to our Board in June 2019. In June 2019, he was granted an option to purchase 18,750 common shares with an exercise price of $6.19 per share. The shares subject to the options will vest in three equal installments on the annual anniversary of the date of appointment.
(5) Dr. Venker was appointed to our Board in February 2019 and has declined to receive any cash or equity compensation for his service as a director.
(6) In April 2019, each of Mr. Bickerstaff and Ms. Potter was granted an option to purchase 31,875 common shares with an exercise price of $8.48 per share. The shares subject to the options vested upon Mr. Bickerstaff's and Ms. Potter's resignations in February 2020, which are exercisable through August 17, 2021.
(7) In April 2019, Mr. Jeffs was granted an option to purchase 31,875 common shares with an exercise price of $8.48 per share. No shares subject to this option vested and this option terminated in accordance with its terms following Mr. Jeffs' resignation in August 2019.
The following table provides information regarding the aggregate number of stock options held by each of our non-employee directors as of March 31, 2020, as adjusted to reflect a 1-for-8 reverse share split effected in May 2019:

Name	Outstanding Stock Options (1)
Current Directors
Frank Torti, M.D.	50,625
Atul Pande, M.D.	59,875
Berndt Modig	51,385
Senthil Sundaram	18,750
(1) All of these options allow for early exercise, subject to our repurchase option with respect to any unvested common shares. In addition, all common shares underlying options held by our directors will become fully vested upon a change in control, as that term is defined in our 2015 Equity Incentive Plan.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information regarding the ownership of our common shares as of May 31, 2020, by:

•	all those known by us to be beneficial owners of more than five percent of our common shares;

•	each of the executive officers named in the Summary Compensation Table;

•	each of our directors; and

•	all of our executive officers and directors of as a group.
This table is based upon information supplied by officers, directors and principal shareholders and filings with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned. We have deemed common shares subject to options that are currently exercisable or exercisable within 60 days of May 31, 2020, to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.
Applicable percentages are based on 40,234,146 shares outstanding on May 31, 2020, adjusted as required by rules promulgated by the SEC. Except as set forth below, the principal business address of each such person or entity is c/o Axovant Gene Therapies Ltd., Suite 1, 3rd Floor, 11-12 St. James’s Square, London, SW1Y 4LB, United Kingdom. All figures reflect a 1-for-8 reverse share split effected in May 2019.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Shareholder:
Roivant Sciences Ltd. (1)	18,577,380	46.17%
Consonance Capital Management LP (2)	4,060,022	9.99
Entities affiliated with Sphera Global Healthcare Management Ltd.(3)	2,931,017	7.28
Named Executive Officers and Directors:
Pavan Cheruvu. M.D. (4)	853,214	2.08
David Nassif (5)	328,110	*
Gavin Corcoran, M.D. (6)	256,827	*
Atul Pande, M.D. (7)	90,745	*
Berndt Modig (8)	78,624	*
Frank Torti, M.D. (9)	68,125	*
Senthil Sundaram (10)	36,250	*
Ilan Oren	—	—
Eric Venker, M.D., Pharm.D.	—	—
All executive officers and directors as a group (9 persons)	1,711,895	4.09%
_____________
* Represents beneficial ownership of less than one percent
(1) As reported on a Schedule 13D/A filed by RSL on February 28, 2020, RSL directly owns and has sole voting power over 18,577,380 common shares. Sakshi Chhabra, Andrew Lo, Patrick Machado, Keith Manchester, M.D., Ilan Oren, Masayo Tada and Vivek Ramaswamy are the members of the board of directors of RSL and may be deemed to have shared voting, investment and dispositive power with respect to the shares held by this entity. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. The principal business address of RSL is c/o Roivant Sciences Ltd., Suite 1, 3rd Floor, 11-12 St. James’s Square, London, SW1Y 4LB, United Kingdom.
(2) As reported on a Schedule 13F-HR filed by Consonance Capital Management LP on May 15, 2020, Consonance Capital Management LP directly owns and has sole voting power over 3,653,303 common shares. Consonance Capital Management LP also owns pre-funded warrants to purchase up to 3,301,998 common shares with an exercise price of $0.00001 per share which are immediately exercisable, except that the warrants cannot be exercised in an amount that would cause Consonance Capital Management LP to exceed beneficial ownership of 9.99% of our common shares, subject to certain exceptions. Therefore, based on common shares outstanding as of May 31, 2020, 406,719 of the pre-funded warrants outstanding that can currently be exercised are included in, and the remaining 2,895,279 pre-funded warrants outstanding that cannot currently be exercised are excluded from, the number of common shares beneficially owned in the table above such that the number of shares beneficially owned by Consonance Capital Management LP does not exceed 9.99% of our common shares. The address of Consonance Capital Management LP is 1370 Avenue of the Americas Suite 3301 New York NY 10019.

(3) As reported on a Schedule 13G/A filed by Sphera Funds Management Ltd. on February 25, 2020. Sphera Funds Management Ltd. ("Sphera Funds") holds 2,157,998 common shares and Sphera Biotech Master Fund, L.P. (“Sphera Biotech”) holds 773,019 common shares. Sphera Global Healthcare Management Ltd. has investment management authority over all common shares held by Sphera Funds and Sphera Biotech. Sphera Global Healthcare GP Ltd. is the general partner of Sphera Global Healthcare Management Ltd. Sphera Funds Management Ltd. and Moshe Arkin jointly control Sphera Global Healthcare GP Ltd. and disclaim beneficial ownership with respect to such common shares. The address of the Sphera entities is 21 Ha'arba'ah St. Tel Aviv 64739 Israel.
(4) Represents (i) 7,500 common shares; (ii) 22,591 vested restricted stock units and (iii) 823,123 common shares issuable pursuant to immediately exercisable options, including 611,859 shares issuable following exercise of such options that remain unvested within 60 days after May 31, 2020.
(5) Represents (i) 9,150 common shares; (ii) 15,060 vested restricted stock units and (iii) 303,900 common shares issuable pursuant to immediately exercisable options, including 266,400 shares issuable following exercise of such options that remain unvested within 60 days after May 31, 2020.
(6) Represents (i) 16,002 vested restricted stock units and (ii) 240,825 common shares issuable pursuant to immediately exercisable options, including 195,234 shares issuable following exercise of such options that remain unvested within 60 days after May 31, 2020.
(7) Represents (i) 13,370 common shares and (ii) 77,375 common shares issuable pursuant to immediately exercisable options, including 17,500 shares issuable following exercise of such options that remain unvested within 60 days after May 31, 2020.
(8) Represents (i) 9,739 common shares and (ii) 68,885 common shares issuable pursuant to immediately exercisable options, including 17,500 shares issuable following exercise of such options that remain unvested within 60 days after May 31, 2020.
(9) Represents 68,125 common shares issuable pursuant to immediately exercisable options, including 30,000 shares issuable following exercise of such options that remain unvested within 60 days after May 31, 2020.
(10) Represents 36,250 common shares issuable pursuant to immediately exercisable options, including 30,000 shares issuable following exercise of such options that remain unvested within 60 days after May 31, 2020.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities of Axovant. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during our fiscal year ended March 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except as follows. Roivant Sciences Ltd. acquired an additional 5,333,333 of our common shares in an underwritten public offering we conducted that closed on February 24, 2020. Due to an administrative error, Roivant Sciences Ltd. reported this transaction on a Form 4 filed with the SEC on February 27, 2020.
Equity Compensation Plan Information
The following table shows information regarding our equity compensation plan as of March 31, 2020:

Plan Category	Number of common shares to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of common shares available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,256,598	$14.39	1,503,243	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	2,256,598	$14.39	1,503,243
(1) Pursuant to the terms of our 2015 Equity Incentive Plan, an additional 1,581,051 shares were added to the number of available shares effective April 1, 2020.

Item 13.         Certain Relationships and Related Transactions, and Director Independence
Transactions With Related Persons
Related-Person Transactions Policy and Procedures
We have adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% shareholder of Axovant Gene Therapies Ltd., including any of their immediate family members, and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•
the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee considers, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of Axovant and its shareholders, as the Audit Committee determines in the good faith exercise of its discretion.
Related-Person Transactions
The following is a description of transactions since April 1, 2018, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our share capital, or any members of their immediate family, had or will have a direct or indirect material interest. The share and per share amounts set forth in this section have been adjusted for our 1-for-8 reverse share split effected in May 2019.
RSL Financings
In July 2018, we issued and sold 1,785,714 common shares at a purchase price of $14.00 per common share to RSL, which was the closing price per share of our common shares as reported on The Nasdaq Global Select Market on June 5, 2018, the date of the securities purchase agreement.
In December 2018, we issued and sold 4,145,115 common shares in a follow-on public offering, including 395,115 common shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares and 1,250,000 shares issued and sold to RSL, at an offering price of $8.00 per common share.
In March 2019, we issued and sold 3,333,333 common shares in a follow-on public offering at an offering price of $12.00 per common share, including 833,333 shares issued and sold to RSL.
In February 2020, we issued and sold 16,631,336 common shares and pre-funded warrants to purchase up to 3,301,998 common shares in a follow-on public offering, including 2,600,000 common shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at an offering price of $3.75 per common share and $3.74999 per pre-funded warrant, including 5,333,333 shares issued and sold to RSL.

Family Relationships
Shankar Ramaswamy, M.D., the former Chief Business Officer of Axovant Sciences, Inc. and former employee of Roivant Sciences, Inc., is the brother of Vivek Ramaswamy, the Chief Executive Officer of Roivant Sciences, Inc., former Chairman of our Board of Directors and former Chief Executive Officer of Axovant Sciences, Inc. During the fiscal year ended March 31, 2019, Shankar Ramaswamy earned total cash compensation, consisting of salary and bonus, of $442,500. During the fiscal year ended March 31, 2020, Shankar Ramaswamy earned total cash compensation, consisting of salary, of $130,769 and was granted stock options with an aggregate grant date fair value, as computed in accordance with FASB ASC 718, of $373,954. Shankar Ramaswamy, M.D. was no longer employed by Axovant Sciences, Inc. as of September 2019.
Information Sharing and Cooperation Agreement
In June 2018, we entered into an amended and restated information sharing and cooperation agreement with RSL (the Cooperation Agreement"), which became effective concurrently with the closing of the private placement to RSL in July 2018. The Cooperation Agreement, among other things:

•	obligates us to deliver to RSL periodic financial statements and other information upon reasonable request and to comply with other specified financial reporting requirements;

•	requires us to supply certain material information to RSL to assist it in preparing any future SEC filings; and

•	requires us to implement and observe certain policies and procedures related to applicable laws and regulations.
We have agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a shareholder under the Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to us or any of our subsidiaries, subject to certain limitations set forth in the Cooperation Agreement.
Subject to specified exceptions, the Cooperation Agreement will terminate at such time as RSL is no longer required (a) under Generally Accepted Accounting Principles in the United States, or U.S. GAAP, to consolidate our results of operations and financial position, (b) under U.S. GAAP to account for its investment in us under the equity method of accounting, or (c) otherwise to include our separate financial statements in its filings with the SEC pursuant to any SEC rule. In addition, the Cooperation Agreement may be terminated upon mutual written consent of the parties or upon written notice from RSL to us in the event of our bankruptcy, liquidation, dissolution or winding-up.
Affiliate Services Agreements
We and our wholly owned subsidiaries, Axovant Sciences Inc. ("ASI") and Axovant Sciences GmbH ("ASG"), have entered into a services agreement with Roivant Sciences Inc. ("RSI"), a wholly owned subsidiary of RSL, and ASG has entered into a services agreement with Roivant Sciences GmbH ("RSG"), a wholly owned subsidiary of RSL, pursuant to which RSI provides us, and RSG provides ASG, with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us or ASG, including administrative and support services as well as research and development services. In addition, we are obligated to pay to RSI and RSG at a predetermined mark-up on any general and administrative and research and development services incurred directly by RSI and RSG. For the years ended March 31, 2020 and 2019, we incurred expenses of $0.1 million and $5.1 million, respectively, under the services agreements, inclusive of the mark-up, which includes a portion of the expenses incurred by RSI and RSL on behalf of us that have been treated as capital contributions. We have recorded these charges as research and development expense and general and administrative expense in our consolidated statements of operations. Going forward, the costs allocated to us under our services agreements with RSI and RSG are expected to continue to be insignificant.
Indemnification Agreements
We have entered into indemnity agreements with our officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of ours. The contractual rights to indemnification and expense advancement are, in some cases, broader than the specific indemnification provisions contained under Bermuda law.

Independence of the Board of Directors
As a result of the February Offering, we are a no longer a “controlled company” within the meaning of applicable listing rules of The Nasdaq Global Select Market, or Nasdaq, and, as a result, are no longer exempt from the Nasdaq corporate governance requirements that a majority of the Board be “independent,” and that our Compensation Committee and our Nominating and Corporate Governance Committee consist solely of independent directors. The Board has undertaken a review of the independence of its directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and Axovant, our senior management and our independent auditors, the Board has affirmatively determined that the following three individuals are independent directors within the meaning of the applicable SEC and Nasdaq listing rules: Mr. Modig, Dr. Pande and Mr. Sundaram. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. The Board has determined that Dr. Cheruvu, by virtue of his position as our principal executive officer, Mr. Oren, by virtue of his position as a director of RSL, and Dr. Torti and Dr. Venker, by virtue of their positions with RSI, are not independent under applicable SEC and Nasdaq listing rules.
Nasdaq corporate governance requirements now applicable to us include:

•	that a majority of our board of directors consists of independent directors by February 2021;

•	that our nominating and corporate governance and compensation committees consist of a majority of independent directors by May 2020 and entirely of independent directors by February 2021; and

•
that director nominees are selected, or recommended for the board of directors' selection, either by independent directors constituting a majority of the Board's independent directors in a vote in which only independent directors participate or a nominations committee comprised solely of independent directors.

Item 14.         Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees and Services
The following table presents aggregate fees billed by Ernst & Young LLP for our fiscal years ended March 31, 2019 and 2020.

	Fiscal Year Ended March 31, 2020	Fiscal Year Ended March 31, 2019

Audit Fees(1)	$597,275	$808,122
Audit Related Fees	—	—
Tax Fees(2)	—	72,000
All Other Fees	2,000	2,000
Total Fees	$599,275	$882,122
(1) Includes fees for the audit of our annual consolidated financial statements, included in our Annual Report on Form 10-K, review of the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q, and for services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, including issuance of consents.
(2) Includes fees for professional services for international tax compliance, supporting other tax-related regulatory requirements primarily in the transfer pricing area, and international tax consulting and planning services.
All of the fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

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
Exhibit Index

Exhibit No.	Description of Document	Schedule/Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	S-1	333-204073	3.1	05/11/2015

3.2	Memorandum of Association.	S-1	333-204073	3.2	05/11/2015

3.3	Third Amended and Restated Bye-laws.	8-K	001-37418	3.1	03/26/2020

4.1	Form of Pre-funded Warrant to purchase Common Shares.	8-K	001-37418	4.1	02/21/2020

10.1	Waiver and Option Agreement, dated as of May 8, 2015, by and between Roivant Sciences Ltd. and the Registrant.	S-1/A	333-204073	10.9	05/22/2015

10.2+	Forms of Option Grant Notice and Option Agreement under 2015 Equity Incentive Plan, as amended.	S-1/A	333-204073	10.2	05/22/2015

10.3+	Form of Early Exercise Stock Purchase Agreement under 2015 Equity Incentive Plan, as amended.	S-1/A	333-204073	10.3	05/22/2015

10.4+	Form of Indemnification Agreement with directors and executive officers.	S-1/A	333-204073	10.4	05/22/2015

10.5+	Non-Employee Director Compensation Policy.	10-K	001-37418	10.12	06/13/2017

10.6+	2015 Equity Incentive Plan, as amended.	8-K	001-37418	10.1	08/22/2017

10.7	Amended and Restated Information Sharing and Cooperation Agreement, dated as of June 5, 2018, by and between the Registrant and Roivant Sciences Ltd.	10-Q	001-37418	10.1	08/07/2018

10.8*	License Agreement, dated as of June 5, 2018, by and between Axovant Sciences GmbH and Oxford BioMedica (UK) Ltd.	10-Q	001-37418	10.3	08/07/2018

10.9*	Exclusive License Agreement, dated as of December 7, 2018, by and between Axovant Sciences GmbH and the University of Massachusetts.	10-Q	001-37418	10.1	02/07/2019

10.10	Amended and Restated Services Agreement, effective as of June 10, 2019, by and among Roivant Sciences, Inc., Axovant Sciences GmbH, Axovant Sciences, Inc. and the Registrant.	10-K	001-37418	10.21	06/11/2019

10.11	Amended and Restated Services Agreement, effective as of June 10, 2019, by and among Roivant Sciences GmbH and Axovant Sciences GmbH.	10-K	001-37418	10.22	06/11/2019

10.12+	Separation and General Release Agreement between Axovant Sciences, Inc. and Gregory Weinhoff, M.D., dated as of June 28, 2019.	10-Q	001-37418	10.1	08/09/2019

10.13+	Separation and General Release Agreement between Axovant Sciences, Inc. and Mathew Bazley, dated as of July 29, 2019.	10-Q	001-37418	10.2	08/09/2019

10.14+	Employment Agreement, dated November 4, 2019, by and between Pavan Cheruvu and Axovant Sciences, Inc.	8-K	001-37418	10.1	11/08/2019

10.15+	Employment Agreement, dated November 4, 2019, by and between David Nassif and Axovant Sciences, Inc.	8-K	001-37418	10.2	11/08/2019

10.16+	Employment Agreement, dated November 4, 2019, by and between Gavin Corcoran and Axovant Sciences, Inc.	8-K	001-37418	10.3	11/08/2019

10.17	Sales Agreement, dated as of April 29, 2020, by and between the Registrant and SVB Leerink LLC.	8-K	001-37418	1.1	04/29/2020

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

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

AXOVANT GENE THERAPIES LTD.

June 9, 2020	By:	/s/ Pavan Cheruvu
Pavan Cheruvu
Principal Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pavan Cheruvu and David Nassif, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Axovant Gene Therapies Ltd., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date
/s/ Pavan Cheruvu	Principal Executive Officer and Director	June 9, 2020
Pavan Cheruvu

/s/ David Nassif	Principal Financial Officer and Principal Accounting Officer, General Counsel	June 9, 2020
David Nassif

/s/ Frank Torti	Director, Chairman of the Board	June 9, 2020
Frank Torti

/s/ Atul Pande	Director, Lead Independent Director	June 9, 2020
Atul Pande

/s/ Berndt Modig	Director	June 9, 2020
Berndt Modig

/s/ Ilan Oren	Director	June 9, 2020
Ilan Oren

/s/ Senthil Sundaram	Director	June 9, 2020
Senthil Sundaram

/s/ Eric Venker	Director	June 9, 2020
Eric Venker

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Axovant Gene Therapies Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Axovant Gene Therapies Ltd. (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.
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

Iselin, New Jersey
June 9, 2020

AXOVANT GENE THERAPIES LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2020	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$80,752	$106,999
Prepaid expenses and other current assets	2,971	5,859
Income tax receivable	1,707	1,726
Total current assets	85,430	114,584
Long-term investment	5,871	5,871
Other non-current assets	46	973
Operating lease right-of-use assets	1,532	—
Property and equipment, net	801	1,278
Total assets	$93,680	$122,706
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,412	$1,698
Accrued expenses	11,319	20,619
Current portion of operating lease liabilities	889	—
Current portion of long-term debt	15,423	21,182
Total current liabilities	32,043	43,499
Operating lease liabilities, net of current portion	79	—
Long-term debt	—	22,994
Total liabilities	32,122	66,493
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 39,526,299 and 22,779,891 issued and outstanding at March 31, 2020 and March 31, 2019, respectively	—	—
Accumulated other comprehensive (loss) income	(55)	911
Additional paid-in capital	820,257	741,318
Accumulated deficit	(758,644)	(686,016)
Total shareholders’ equity	61,558	56,213
Total liabilities and shareholders’ equity	$93,680	$122,706

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended March 31,
	2020	2019
Operating expenses:
Research and development expenses(1)
(includes $2,772 and $4,758 of share-based compensation expense for the years ended March 31, 2020 and 2019, respectively)	$47,110	$87,552
General and administrative expenses(2)
(includes $5,123 and $11,671 of share-based compensation expense for the years ended March 31, 2020 and 2019, respectively)	22,061	39,466
Total operating expenses	69,171	127,018
Interest expense	4,377	7,530
Other income	(1,358)	(5,616)
Loss before income tax expense	(72,190)	(128,932)
Income tax expense	438	133
Net loss	$(72,628)	$(129,065)
Net loss per common share — basic and diluted	$(2.93)	$(8.02)
Weighted average common shares outstanding — basic and diluted	24,812,536	16,100,686
 (1) Includes total costs (benefit) allocated from certain wholly owned subsidiaries of the Company's affiliate, Roivant Sciences Ltd., of $0 and $(450) for the years ended March 31, 2020 and 2019, respectively.
 (2) Includes total costs allocated from certain wholly owned subsidiaries of the Company's affiliate, Roivant Sciences Ltd., of $147 and $2,898 for the years ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended March 31,
	2020	2019
Net loss	$(72,628)	$(129,065)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(966)	785
Total other comprehensive (loss) income	(966)	785
Comprehensive loss	$(73,594)	$(128,280)

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share and per share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2018	13,473,512	$—	$628,111	$(556,951)	$126	$71,286
Issuance of shares upon exercise of stock options	39,130	—	335	—	—	335
Shares issued for private placement offering	1,785,714	—	25,000	—	—	25,000
Shares sold in public offerings, net of underwriting discounts and commissions and offering expenses of $3.7 million	7,478,448	—	69,488	—	—	69,488
Shares sold under share sales agreement	3,087	—	61	—	—	61
Share-based compensation expense	—	—	19,067	—	—	19,067
Capital contribution — share-based compensation expense	—	—	(2,638)	—	—	(2,638)
Non-cash capital contribution received from Roivant Sciences, Inc.	—	—	1,894	—	—	1,894
Foreign currency translation adjustment	—	—	—	—	785	785
Net loss	—	—	—	(129,065)	—	(129,065)
Balance at March 31, 2019	22,779,891	$—	$741,318	$(686,016)	$911	$56,213
Issuance of shares upon exercise of stock options	11,778	—	86	—	—	86
Shares issued for restricted stock units	103,294	—	—	—	—	—
Shares and pre-funded warrants sold in public offering, net of underwriting discounts and commissions and offering expenses of $3.9 million	16,631,336	—	70,810	—	—	70,810
Share-based compensation expense	—	—	7,895	—	—	7,895
Non-cash capital contribution received from Roivant Sciences, Inc.	—	—	148	—	—	148
Foreign currency translation adjustment	—	—	—	—	(966)	(966)
Net loss	—	—	—	(72,628)	—	(72,628)
Balance at March 31, 2020	39,526,299	—	820,257	(758,644)	(55)	61,558

The accompanying notes are an integral part of these consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(72,628)	$(129,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	19	148
Unrealized foreign currency translation adjustment	(966)	785
Amortization of operating lease right-of-use assets	1,617	—
Share-based compensation expense	7,895	16,429
Depreciation and non-cash amortization	1,477	2,450
Non-cash gain on long-term investment	—	(5,871)
Change in operating lease liabilities	(1,582)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,917	(3,685)
Other non-current assets	340	(973)
Income tax receivable	19	25
Accounts payable	2,710	(2,251)
Due to/from Roivant Sciences Ltd. and certain of its wholly owned subsidiaries	(25)	(956)
Accrued expenses	(9,266)	(11,243)
Net cash used in operating activities	(67,473)	(134,207)
Cash flows from investing activities:
Purchases of property and equipment	(255)	(202)
Net cash used in investing activities	(255)	(202)
Cash flows from financing activities:
Capital contribution received from Roivant Sciences, Inc.	148	1,894
Payments on long-term debt	(29,563)	(9,707)
Cash proceeds from stock option exercises	86	335
Cash proceeds from issuance of common shares and pre-funded warrants, net of issuance costs	70,810	94,549
Net cash provided by financing activities	41,481	87,071
Net change in cash and cash equivalents	(26,247)	(47,338)
Cash and cash equivalents—beginning of year	106,999	154,337
Cash and cash equivalents—end of year	$80,752	$106,999
Non-cash operating activities:
Operating lease right-of-use assets recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	$3,103	$—
Operating lease liabilities recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	2,517	—
Amounts reclassified from other non-current assets to operating lease right-of-use assets upon the adoption of ASC 842, Leases, on April 1, 2019	586	—
Supplemental disclosure of cash paid:
Income taxes	$562	$71
Interest	$4,012	$6,376
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
AGT is an exempted limited company incorporated under the laws of Bermuda, which was originally formed under the name Roivant Neurosciences Ltd. in October 2014 and changed its name to Axovant Sciences Ltd. in March 2015 and to AGT in March 2019. AGT has seven wholly owned subsidiaries:

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
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC") and as amended by Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"). The consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.
A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders, which reduced the number of common shares issued and outstanding from approximately 182.2 million to 22.8 million as of March 31, 2019. As such, all references to share and per share amounts in the financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.

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
As of March 31, 2020, the Company’s cash and cash equivalents totaled $80.8 million and its accumulated deficit was $758.6 million. For the fiscal years ended March 31, 2020 and 2019, the Company incurred net losses of $72.6 million and $129.1 million, respectively. As of March 31, 2020, the Company had aggregate gross interest-bearing indebtedness of $15.7 million, all of which was due within one year. The Company also had $16.6 million of other non-interest-bearing current liabilities due within one year. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to develop its gene therapy product candidates and prepares for potential future regulatory approvals and commercialization of its products, if approved. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates, and its current cash and cash equivalents balance will not be sufficient to complete all necessary development activities and commercially launch its products. The Company anticipates that its current cash and cash equivalents balance will not be sufficient to sustain operations within one year after the date that these audited consolidated financial statements and notes were issued, which raises substantial doubt about the Company's ability to continue as a going concern.
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
Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as going concern. The consolidated financial statements and accompanying notes have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
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

Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of March 31, 2020 and through the date of issuance of these audited consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
(D) Risks and Uncertainties:
The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.
(E) Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. At March 31, 2020, substantially all of the cash balances are deposited in 3 banking institutions, each in excess of insured levels.
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
(I) Research and Development Expense:
Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with final regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Research and development costs primarily consist of intellectual property and research and development materials acquired under license and license and collaboration agreements (see Note 3), certain costs charged by RSI and RSG under their services agreements with the Company (see Note 8) and expenses from third parties who conduct research and development activities on behalf of the Company. The Company expenses in-process research and development projects acquired as asset acquisitions which have not reached technological feasibility, and which have no alternative future use.

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
(K) Share-Based Compensation:
Share-based awards to employees and directors with only time-based vesting requirements are valued at fair value on the date of grant and that fair value is recognized on a straight-line basis over the requisite service period of the entire award. The Company values such time-based stock options using the Black-Scholes option pricing model. Certain assumptions are made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares and the risk-free interest rate. The expected life of such time-based stock options is calculated using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), and the risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. The expected share price volatility for such time-based stock option awards was estimated partially using weighted average measures of implied volatility and using the average historical price volatility for industry peers.
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

(L) Net Loss per Common Share:
Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of common shares and 3,301,998 pre-funded warrants (see Note 9) outstanding during the year, without further consideration for potentially dilutive securities. In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the year calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data. Restricted Stock Units ("RSUs") and stock options to purchase a total of 2.3 million and 1.9 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the years ended March 31, 2020 and 2019, respectively, because they were anti-dilutive given the net loss of the Company.
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
The Company's financial instruments include cash and cash equivalents, a long-term investment, accounts payable and long-term debt. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company's money market fund included in cash and cash equivalents of $40.4 million at March 31, 2020 approximates fair value, which is based on quoted prices in active markets for identical securities.
At March 31, 2020, the Company held a long-term investment in nonredeemable convertible preferred stock, which is accounted for in accordance with the provisions of ASC 321, "Investments - Equity Securities" whereby the Company elected to use the measurement alternative therein (see Note 4).

The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at March 31, 2020 in determining such values (in thousands):

	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$40,425	$40,425	$—	$—
The carrying value of the Company’s debt of $15.4 million at March 31, 2020 approximated fair value, which was based on current interest rates for similar types of borrowings and is classified in Level 2 of the fair value hierarchy.
(N) Recent Accounting Pronouncements:
In February 2016, the FASB issued Topic 842, which requires lessees to recognize on their consolidated balance sheets a liability to make lease payments and a right-of-use asset representing their right to use the underlying asset for the lease term for both finance and operating leases with lease terms greater than twelve months. Topic 842 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. Topic 842 allows entities to choose to use either (i) the effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as the date of initial application. Topic 842 provides a number of optional practical expedients in transition. The Company adopted Topic 842 on April 1, 2019 using the optional modified retrospective transition method. Comparative periods were not restated. For leases that commenced prior to April 1, 2019, the Company elected the following package of practical expedients when assessing the transition impact: (1) not to reassess whether any expired or existing contracts are or contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. The Company also elected to: (1) use the total lease term in its initial incremental borrowing rate calculation; (2) combine its lease and non-lease components and account for them as a single lease component; and (3) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. Upon adoption, the Company recorded corresponding aggregate operating lease right-of-use assets and operating lease liabilities of $3.0 million and $2.4 million, respectively, including $0.6 million of prepaid rent previously classified within other non-current assets in the Company's consolidated balance sheet that was reclassified to operating lease right-of-use assets. The adoption of the new standard did not materially impact the Company's consolidated results of operations and cash flows and did not have an impact on the Company's beginning accumulated deficit balance. For additional information regarding the Company's leases, see Note 5 for further information regarding the impact of the Company's adoption of Topic 842.
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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU No. 2019-12"). ASU No. 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (Topic 740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company early adopted the provisions of ASU No. 2019-12 on April 1, 2020, which did not have a material impact on its consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU No. 2020-01, "Investments — Equity Securities: Clarifying the Interactions between Topic 321, Topic 323, and Topic 815" ("ASU No. 2020-01"). ASU No. 2020-01 clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with ASC 321, "Investments — Equity Securities" immediately before applying or upon discontinuing the equity method of accounting in ASC 323, "Investments—Equity Method and Joint Ventures." The provisions of ASU No. 2020-01 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted, including early adoption in an interim period for public business entities for periods for which financial statements have not yet been issued. While the Company does not expect the adoption of ASU No. 2020-01 to materially impact the Company's consolidated financial statements and related disclosures because it does not currently account for any investments pursuant to the equity method of accounting in accordance with ASC 323, "Investments—Equity Method and Joint Ventures", the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.
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
Note 3—License and Collaboration Agreements
(A) Oxford BioMedica License Agreement:
On June 5, 2018, the Company, through its wholly owned subsidiary, ASG, entered into an exclusive license agreement (the "Oxford Agreement") with Oxford BioMedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. In June 2018, as consideration for the license, the Company made an upfront nonrefundable payment to Oxford of $30.0 million, $5.0 million of which was applied as a credit against the process development work and clinical supply that Oxford is obligated to provide to the Company over the term of the Oxford Agreement. Under the terms of the Oxford Agreement, the Company could be obligated to make payments to Oxford totaling up to $55.0 million upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones. In April 2019, certain development milestones were achieved resulting in a $13.0 million net payment due to Oxford. The Company will also be obligated to pay Oxford a tiered royalty from 7% to 10%, based on yearly aggregate net sales of the underlying gene therapy products, subject to specified reductions upon the occurrence of certain events as set forth in the Oxford Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country.

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
The Company evaluated the Oxford Agreement and determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the in-process research and development ("IPR&D") had not reached technological feasibility and therefore has no alternative future use. Accordingly, $25.0 million of the $30.0 million upfront nonrefundable payment to Oxford under the Oxford Agreement was recorded as research and development expense in the Company's consolidated statements of operations during the year ended March 31, 2019. As the remaining $5.0 million of the upfront payment under the licensing agreement represents a nonrefundable payment for process development work and clinical supply that Oxford is obligated to provide over the term of the Oxford Agreement, the Company fully capitalized this portion of the payment upon execution, with $1.7 million remaining capitalized within prepaid expenses and other current assets in its consolidated balance sheet as of March 31, 2020, which will be recorded to research and development expense as the process development work and clinical supply are provided by Oxford. The Company has the right to terminate the Oxford Agreement at any time upon two months' advance written notice prior to the first commercial sale of a product, or for a specified period of advance written notice after the first commercial sale of a product. Either party may terminate the Oxford Agreement for the other party's uncured material breach or with respect to a failure to make a required payment.
Additionally, during the years ended March 31, 2020 and March 31, 2019 respectively, the Company incurred $9.2 million and $5.3 million of AXO-Lenti-PD program-specific costs, excluding the upfront nonrefundable payment and development milestones achieved, within research and development expenses in its consolidated statements of operations and paid a total of $15.2 million and $31.5 million to Oxford, including the upfront nonrefundable payment.
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
The Company evaluated the Benitec Agreement and determined that the acquired set of assets and activities did not meet the definition of a business and thus the transaction was not considered a business combination. The Company determined that the IPR&D had not reached technological feasibility and therefore has no alternative future use. Accordingly, the $10.0 million upfront nonrefundable payment was recorded as research and development expense in the Company's consolidated statements of operations during the year ended March 31, 2019. During the years ended March 31, 2020 and March 31, 2019, respectively, the Company also incurred $1.8 million and $4.6 million of AXO-AAV-OPMD program-specific costs within research and development expenses in its consolidated statements of operations and paid a total of $2.8 million and $12.1 million to Benitec, including the upfront nonrefundable payment.
(C) The University of Massachusetts Medical School Exclusive License Agreement:
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
During the years ended March 31, 2020 and March 31, 2019, respectively, the Company incurred $8.8 million and $1.2 million of program-specific costs excluding development and regulatory milestones achieved related to AXO-AAV-GM1 and AXO-AAV-GM2 within research and development expenses in its consolidated statements of operations and paid a total of $3.0 million and $10.2 million to UMMS, including the upfront payment.
Note 4—Long-term Investment
On February 13, 2019, ASG entered into a share subscription agreement (the "Subscription Agreement") to purchase up to approximately 8.1 million shares of nonredeemable convertible preferred stock of Arvelle Therapeutics B.V. ("Arvelle") in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by ASG to Arvelle. The first closing under the Subscription Agreement occurred on February 25, 2019 with ASG purchasing approximately 5.9 million nonredeemable convertible preferred shares of Arvelle, which was initially recorded at a fair value of $5.9 million and was capitalized as a long-term investment in the Company's consolidated balance sheet and recorded to other non-operating income in the Company's consolidated statement of operations. ASG also received the right to purchase up to approximately 2.2 million additional nonredeemable convertible preferred shares of Arvelle at a price of €0.00001 per share, which was exercised upon the second closing under the Subscription Agreement in May 2020 (see Note 14). The Company accounts for its investment in Arvelle in accordance with the provisions of ASC 321, "Investments - Equity Securities", and elected to use the measurement alternative therein. The investment will be remeasured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any.
Pursuant to the terms of the Subscription Agreement, the Company billed Arvelle a total of $3.6 million during the year ended March 31, 2019 for third-party costs incurred and paid on behalf of Arvelle, which were primarily recorded as offsets to the general and administrative expenses initially charged. On February 13, 2019, ASI and ASG also entered into a transition services agreement with two wholly owned subsidiaries of Arvelle, whereby ASI and ASG received reimbursement for any expenses they, or third parties acting on their behalf, incurred on behalf of Arvelle or its subsidiaries (the "Transition Services Agreement"). For any general and administrative and research and development activities performed by its employees, ASI billed the employee compensation expense plus a predetermined mark-up, whereby the Company recorded $0.2 million and $0.1 million to other income in its consolidated statement of operations during the years ended March 31, 2020 and March 31, 2019 for such costs, inclusive of the mark-up. The Company billed Arvelle a total of $0.2 million for all other charges at cost during the year ended March 31, 2019 under the terms of the Transition Services Agreement. The Transition Services Agreement ended in September 2019.

Note 5—Leases
The Company adopted the provisions of Topic 842 on April 1, 2019 using the effective date as its date of initial application and applied the optional modified retrospective transition method. Comparative periods were not restated. For leases that commenced prior to April 1, 2019, the Company elected the following package of practical expedients when assessing the transition impact: (1) not to reassess whether any expired or existing contracts are or contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. The Company also elected to: (1) use the total lease term in its initial incremental borrowing rate calculation; (2) combine its lease and non-lease components and account for them as a single lease component; and (3) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. Upon adoption, the Company recorded corresponding aggregate operating lease right-of-use assets and operating lease liabilities of $3.0 million and $2.4 million, respectively, including $0.6 million of prepaid rent previously classified within other non-current assets in the Company’s consolidated balance sheet that was reclassified to operating lease right-of-use assets. Operating right-of-use assets and obligations were recognized based on the present value of remaining lease payments over the lease term using an incremental borrowing rate of 12.9%. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates were used based on the information available at the adoption date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. Leases with an initial term of 12 months or less are not recorded within the Company's balance sheet. In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.
The Company leases office facilities in New York, New York, Durham, North Carolina, and Princeton, New Jersey, with corresponding lease terms ending in January 2021, November 2022, and October 2020, respectively, whereby the last payment under the lease agreement for the office facility in New York, New York is due in September 2020. These leases are classified as operating leases in accordance with the provisions of Topic 842. The aggregate weighted-average remaining lease term and aggregate weighted-average discount rate were 1.0 years and 12.9%, respectively, for the Company's contractual rent obligations for operating leases as of March 31, 2020.
During the year ended March 31, 2020, the Company incurred $1.8 million in rent expense associated with contractual rent obligations for its operating leases. During the year ended March 31, 2020, the Company paid $1.8 million related to its contractual rent obligations associated with operating lease right-of-use assets. The following table provides a reconciliation of the Company's remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of March 31, 2020 (in thousands):

Year Ending March 31,	Amount
2021	943
2022	46
2023	31
2024	—
2025	—
Thereafter	—
Total undiscounted payments	1,020
Less: present value adjustment	(52)
Present value of future payments	968

Note 6—Accrued Expenses
As of March 31, 2020 and 2019, accrued expenses consisted of the following (in thousands):

	March 31, 2020	March 31, 2019

Research and development expenses	$6,951	$13,416
Salaries, bonuses, and other compensation expenses	2,521	3,899
Legal expenses	704	1,319
Other expenses	1,143	1,985
Total accrued expenses	$11,319	$20,619
Note 7—Long-term Debt
On February 2, 2017, AGT and its subsidiaries, AHL, ASG and ASI entered into a loan and security agreement (as amended on May 24, 2017, September 22, 2017 and November 27, 2019) (the "Loan Agreement") with Hercules, under which the AGT, AHL and ASG (the "Borrowers") borrowed an aggregate of $55.0 million (the "Term Loan"). Subsequently, ASA was added as a Borrower in July 2017, ATH and ATI were added as Borrowers in April 2018 and the Company's affiliate, Roivant Sciences Ltd. ("RSL"), was added as a guarantor in November 2019. Pursuant to the Loan Agreement, ASI and RSL issued guarantees of the Borrowers’ obligations under the Loan Agreement and the Borrowers and ASI granted Hercules a first position lien on substantially all of their respective assets, excluding intellectual property. The Term Loan initially bore interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%, which was subsequently changed in connection with the November 2019 amendment of the Loan Agreement to a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 11.55%. The Term Loan had a scheduled maturity date of March 1, 2021. The Borrowers were initially obligated to make monthly payments of accrued interest under the Loan Agreement until September 1, 2018, followed by monthly installments of principal and interest beginning October 1, 2018 through March 1, 2021. Subsequent to the November 2019 amendment of the Loan Agreement, the Borrowers were obligated to make monthly payments of accrued interest from December 1, 2019 until August 1, 2020, followed by monthly installments of principal and interest from September 1, 2020 through March 1, 2021. Prepayment of the Term Loan was subject to penalty. The Borrowers prepaid 50%, or approximately $15.7 million, of outstanding principal due without penalty in connection with the November 2019 amendment of the Loan Agreement, which was accounted for as a modification of debt in accordance with applicable accounting guidance. In April 2020, the Company prepaid $15.7 million of outstanding principal, together with $0.3 million of accrued interest, fees and other amounts, due under the Loan Agreement with Hercules. In connection with the prepayment, the credit facility and Loan Agreement with Hercules were terminated, and all obligations, liens and security interests under the Loan Agreement were released, discharged and satisfied (see Note 14).
In connection with the Loan Agreement, the Company issued a warrant to Hercules, exercisable for an aggregate of 34,260 of the Company’s common shares at an exercise price of $96.32 per share (the "Warrant"). In August 2017, Hercules exercised the Warrant on a cashless basis and received a net issuance of 16,228 of the Company's common shares. The Warrant was accounted for as an equity instrument since it was indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance of approximately $2.3 million was estimated using the Black-Scholes model. In addition, at the closing of the Term Loan, the Company paid transaction costs of $1.5 million. These amounts were recorded as a discount on the debt and were amortized to interest expense using the effective interest method over the life of the Term Loan, which was a period of 48 months, with the remaining unamortized balance upon prepayment in April 2020 charged to interest expense.
Note 8—Related Party Transactions
(A) Services Agreements:
In October 2014, AGT and ASI entered into a services agreement (the "RSI Services Agreement") with Roivant Sciences, Inc. ("RSI"), a wholly owned subsidiary of RSL, under which RSI agreed to provide certain administrative and research and development services to AGT and ASI. AGT and ASI amended and restated the RSI Services Agreement with RSI on October 13, 2015, effective for the fiscal year commencing April 1, 2015. Under the RSI Services Agreement, as amended and restated, AGT and ASI pay or reimburse RSI for any expenses it, or third parties acting on its behalf, incurs for AGT and ASI. For any general and administrative and research and development activities performed by RSI employees, RSI charges back the employee compensation expense plus a predetermined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on AGT and ASI matters. All other costs are billed back at cost.

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
Under the RSI Services Agreement and the RSG Services Agreement, the Company incurred expenses of $0.1 million and $5.1 million for the years ended March 31, 2020 and 2019, respectively, inclusive of the mark-up.
(B) Information Sharing and Cooperation Agreement:
In March 2015, the Company entered into an information sharing and cooperation agreement with RSL, as amended and restated in June 2018 (the "Restated Cooperation Agreement") in connection with a share purchase placement agreement with RSL (the "Private Placement"), for which the amendments became effective in July 2018 upon the closing of the Private Placement. The Restated Cooperation Agreement, among other things, obligates the Company to deliver periodic financial statements and other financial information to RSL and comply with other specified financial reporting requirements, and requires the Company to implement and observe certain policies and procedures related to applicable laws and regulations. The Company agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a shareholder under the Restated Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to the Company or any of its subsidiaries, subject to certain limitations set forth in the Restated Cooperation Agreement.
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
In December 2018, the Company issued and sold 4,145,115 common shares in a follow-on public offering, including 395,115 common shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares and 1,250,000 shares issued and sold to RSL, at an offering price of $8.00 per common share for gross proceeds of $33.2 million. The aggregate net proceeds to the Company were approximately $31.6 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 9(B)).
In March 2019, the Company issued and sold 3,333,333 common shares at an offering price of $12.00 per common share for gross proceeds of $40.0 million, including 833,333 shares issued and sold to RSL. The aggregate net proceeds to the Company were approximately $37.9 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 9(B)).

In February 2020, the Company issued and sold 16,631,336 common shares and pre-funded warrants to purchase up to 3,301,998 common shares in a follow-on public offering, including 2,600,000 common shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at an offering price of $3.75 per common share and $3.74999 per pre-funded warrant, including 5,333,333 shares issued and sold to RSL. The net proceeds to the Company were approximately $70.8 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 9(B)).
Note 9—Shareholders’ Equity
(A) Overview:
The Company’s Memorandum of Association, filed on October 31, 2014 in Bermuda, authorized the issuance of one class of shares. The total number of shares authorized was 1,000,000,000 with a par value per share of $0.00001 at March 31, 2020. A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders, which reduced the number of common shares issued and outstanding from approximately 182.2 million to 22.8 million as of March 31, 2019. As such, all references to share and per share amounts in the financial statements and accompanying notes to the financial statements have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.
(B) Transactions:
For the years ended March 31, 2020 and March 31, 2019, RSI incurred $0.1 million and $1.9 million, respectively, of expenses on behalf of the Company. These amounts were treated as capital contributions.
On June 5, 2018, the Company entered into a share purchase agreement with RSL pursuant to which the Company agreed to issue and sell to RSL 1,785,714 of its common shares at a purchase price of $14.00 per share, which was the closing price per share of the Company's common shares on the Nasdaq Global Select Market on June 5, 2018. On July 9, 2018, the Company received $25.0 million of net proceeds from RSL upon the closing of this private placement (see Note 8 (C)).
On June 22, 2018, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") to sell the Company's common shares having an aggregate offering price of up to $75.0 million from time to time through an at-the-market equity offering program under which Cowen has acted as the Company's agent, which was terminated in April 2020. As of March 31, 2020, approximately $0.1 million of the Company's common shares had been sold under the sales agreement.
On December 18, 2018, the Company issued and sold 4,145,115 common shares in a follow-on public offering, including 395,115 common shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares and 1,250,000 shares issued and sold to RSL, at an offering price of $8.00 per common share for gross proceeds of $33.2 million. The aggregate net proceeds to the Company were approximately $31.6 million, after deducting underwriting discounts and commissions and offering expenses incurred. See Note 8(C) for information regarding RSL's participation in this offering.
In March 2019, the Company issued and sold 3,333,333 common shares, including 833,333 shares issued and sold to RSL, at an offering price of $12.00 per common share for gross proceeds of $40.0 million. The aggregate net proceeds to the Company were approximately $37.9 million, after deducting underwriting discounts and commissions and offering expenses incurred.
In February 2020, the Company issued and sold 16,631,336 common shares and pre-funded warrants to purchase up to 3,301,998 common shares in a follow-on public offering, including 2,600,000 common shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at an offering price of $3.75 per common share and $3.74999 per pre-funded warrant, including 5,333,333 shares issued and sold to RSL. The net proceeds to the Company were approximately $70.8 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 8(C)). The pre-funded warrants do not expire and are immediately exercisable except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The pre-funded warrants are classified as equity in accordance with ASC 480, "Distinguishing Liabilities from Equity", and the fair value of the pre-funded warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. As of March 31, 2020, none of the pre-funded warrants had been exercised.
In April 2020, the Company entered into a sales agreement with SVB Leerink LLC to sell the Company's common shares having an aggregate offering price of up to $25.0 million from time to time through an at-the-market equity offering program under which SVB Leerink LLC is acting as the Company's agent. SVB Leerink LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common shares sold under the sales agreement. The Company has sold approximately 0.9 million common shares for total proceeds of approximately $2.7 million, net of brokerage fees, under the sales agreement since April 2020 (see Note 14).

Note 10—Share-Based Compensation
Stock Options:
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017 (the "2015 Plan"). A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders. The reverse share split reduced the number of shares authorized for issuance, the number of shares available for issuance, and the number of options outstanding under the 2015 Plan from approximately 24.8 million to 3.1 million, from approximately 8.4 million to 1.0 million, and from approximately 15.4 million to 1.9 million, respectively, as of March 31, 2019. As such, all references to share and per share amounts in the financial statements and accompanying notes to the financial statements have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected. At March 31, 2020, totals of 4.0 million common shares were authorized for issuance and 1.5 million common shares were available for future issuance under the 2015 Plan.
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
The Company estimated the fair value of each time-based stock option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table:

	Years Ended March 31,
	2020	2019
Expected share price volatility	78.9%	85.5%
Expected risk free interest rate	2.30%	2.82%
Expected term, in years	6.13	6.03
Expected dividend yield	—%	—%
The Company estimated the grant date fair value of each market-based performance stock option granted during the year ended March 31, 2020 using a Monte Carlo Simulation method under the income approach by applying the following assumptions:

Expected share price volatility	73.6 - 74.3%
Contractual term, in years	10

The following table presents a summary of option activity and data under the Company's stock incentive plans through March 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2018	1,760,602	$44.11	$52.68	8.73	$1,347,255
Granted	606,599	16.41	11.42
Exercised	(39,130)	8.57	100.42		242,574
Forfeited	(408,913)	53.04	53.64
Cancelled	—	—	—
Options outstanding at March 31, 2019	1,919,158	$34.09	$49.35	6.86	$1,569,809
Granted	1,541,672	8.12	4.96
Exercised	(11,778)	7.20	114.40		2,972
Forfeited	(1,440,317)	33.99	50.32
Cancelled	—	—	—
Options outstanding at March 31, 2020	2,008,735	$14.39	$13.87	8.33	$—
Options vested and expected to vest at March 31, 2020	2,008,735	$14.39	$13.87	8.33	$—
Options exercisable at March 31, 2020	1,714,955	$15.16	$14.60	8.29	$—
At March 31, 2020, there were vested options to purchase 0.5 million common shares outstanding.
The following table presents a summary of restricted stock unit activity and data under the Company's stock incentive plans through March 31, 2020:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at March 31, 2019	—	$—
Granted	369,577	7.50
Vested and settled	(103,294)	7.77
Forfeited	(18,420)	7.77
RSUs outstanding at March 31, 2020	247,863	$7.37

(A) Equity Awards:
During the years ended March 31, 2020 and 2019, the Company granted options to purchase a total of 1.5 million and 0.6 million of its common shares, respectively, with weighted average exercise prices of $8.12 and $16.41, respectively, and estimated grant date fair values of $7.6 million and $6.3 million, respectively, under the 2015 Plan. Share-based compensation expense is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations. Time-based stock options granted to the Company's employees vest over a period of four years with 25% of the common shares underlying the option vesting on the first anniversary of the vesting commencement date and the remainder vesting in 12 quarterly installments thereafter, subject to continuing service. Initial stock options granted to the Company's non-employee directors vest in equal installments on the first, second and third anniversaries of the vesting commencement date, and stock options subsequently granted annually to the Company's non-employee directors vest fully on the first anniversary of the vesting commencement date, each subject to continuous service. The stock options granted to employees during the years ended March 31, 2020 and 2019 include options with market-based performance conditions to purchase 0.4 million and 0.1 million common shares, respectively, with weighted average exercise prices of $8.07 and $20.49 per share, respectively, and corresponding estimated grant date fair values of $1.2 million and $1.5 million, respectively, which were estimated using Monte Carlo Simulation methods under the income approach. At March 31, 2020, options with market-based performance conditions to purchase 0.4 million common shares at a weighted average exercise price of $10.66 per share were outstanding. The market-based performance options vest based on the trading price for the Company's common shares exceeding certain closing price thresholds. At March 31, 2020, options with market-based performance conditions to purchase 19 thousand common shares at a weighted average exercise price of $11.68 per share were outstanding and vested, all of which vested during the year ended March 31, 2019.
During the year ended March 31, 2020, the Company granted RSUs underlying a total of 0.4 million common shares with an aggregate grant date fair value of $2.8 million to its employees under the 2015 Plan. One-half of the RSUs granted in September 2019 vested on January 31, 2020 with the remainder scheduled to vest on July 31, 2020, subject to continuing service. All other RSUs granted are scheduled to vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service.
The Company recorded total share-based compensation expense of $7.0 million and $17.7 million for the years ended March 31, 2020 and 2019, respectively, related to options and RSUs granted to its employees, directors and consultants. The share-based compensation expense was recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2020, total unrecognized compensation expense related to non-vested outstanding equity awards related to options and RSUs granted to its employees, directors and consultants was $8.9 million, which is expected to be recognized over the remaining weighted-average service period of 2.36 years.
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
The Company recorded share-based compensation expense (benefit) of $45 thousand and $(2.6) million, respectively, for the years ended March 31, 2020 and 2019, in relation to the RSL common share awards and options issued by RSL to RSL, RSG and RSI employees.
(2) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options. The Company recorded share-based compensation expense of $0.9 million and $1.3 million for the years ended March 31, 2020 and 2019, respectively, related to these awards.

Note 11—Income Taxes
The loss before income taxes and the related tax expense are as follows (in thousands):

	Year ended March 31, 2020	Year ended March 31, 2019
Loss before income taxes:
United States	$(4,403)	$(11,345)
Switzerland	(62,520)	(111,383)
Bermuda (1)	(5,216)	(6,206)
Other (2)	(51)	2
Total loss before income taxes	$(72,190)	$(128,932)
Current taxes:
United States	$403	$123
Switzerland	—	—
Bermuda (1)	—	—
Other (3)	35	10
Total current tax expense	438	133
Deferred taxes:
United States	—	—
Switzerland	—	—
Bermuda (1)	—	—
Other (2)	—	—
Total deferred tax expense	—	—
Total income tax expense	$438	$133

(1) Bermuda entity is centrally controlled and managed in the United Kingdom.
(2)AHL (United Kingdom) and ASEU (Ireland).
(3) Includes state income tax expense.
A reconciliation of income tax benefit computed at the Bermuda statutory rate to income tax expense reflected in the financial statements is as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2020		March 31, 2019
	$	%	$	%
Income tax benefit at Bermuda statutory rate	$—	—%	$—	—%
Foreign rate differential (1)	(15,415)	21.35	(14,653)	11.37
Valuation allowance	16,759	(23.21)	29,962	(23.24)
Research and development credit	(621)	0.86	(1,437)	1.12
Research and development true-up	(285)	0.39	318	(0.25)
Switzerland rate change	—	—	(14,057)	10.90
Total income tax expense	$438	(0.61)%	$133	(0.10)%
(1) Primarily related to current tax on United States operations including permanent and temporary differences, Swiss net operating losses and United Kingdom taxation of the parent company.

The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company's provision for income taxes is primarily federal, state and local taxes in the United States. The Company's effective tax rates of (0.61)% and (0.10)% , respectively, for the years ended March 31, 2020 and March 31, 2019 differ from the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, stock compensation deductions and a valuation allowance that effectively eliminates the Company's net deferred tax assets.
On October 24, 2016, the FASB issued ASU No. 2016-16, which eliminates the prohibition of immediate recognition of current and deferred income tax impact for all intra-entity asset transfers, except for inventory. The Company adopted ASU No. 2016-16 in the year ended March 31, 2019 and recognized a deferred tax asset of $3.8 million upon adoption with a corresponding valuation allowance of $3.8 million, which was subsequently impaired.
On March 27, 2020, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company's history of losses, the CARES Act is not expected to have a material impact on its income tax positions.
As of March 31, 2020, the Company had an aggregate tax receivable of $1.7 million from various federal, state and local jurisdictions. Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2020 and 2019 are as follows (in thousands):

	March 31, 2020	March 31, 2019
Deferred tax assets:
Research tax credits	$10,782	$9,876
Intangibles	6,738	5,995
Other	78	18
Net operating loss	160,319	144,866
Share-based compensation	10,738	10,249
Lease liability	206	—
Subtotal	188,861	171,004
Valuation allowance	(187,762)	(171,004)
Deferred tax liabilities:
Right of use	(334)	—
Other	(765)	—
Total net deferred tax assets	$—	$—
The Company has net operating losses in the United States, Switzerland, the United Kingdom and Ireland in the amounts of $102 thousand, $1.21 billion, $11.4 million and $13 thousand, respectively. The United States federal net operating loss can be carried forward indefinitely with utilization limited to 80% of future taxable income for tax years beginning after January 1, 2021. The Switzerland net operating loss will begin to expire as of March 31, 2025. The United Kingdom net operating loss can be carried forward indefinitely with an annual limitation on utilization. As of March 31, 2020, the Company has federal research and development carryforwards of approximately $10.8 million. If not utilized, the research and development credit carryforwards will start to expire in 2038.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company's cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a full valuation allowance of $187.8 million as of March 31, 2020, representing the portion of the deferred tax asset that is not more likely than not to be realized. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

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
The Company is subject to tax and files income tax returns in the United Kingdom, Switzerland, Ireland and the United States federal and United States state and local jurisdictions. The Company is subject to tax examinations for tax years ended March 31, 2016 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. There are no uncertain tax benefits recorded as of March 31, 2020.
Note 12—Commitments and Contingencies
As of March 31, 2020, the Company had entered into commitments under the Oxford Agreement (see Note 3), the UMMS Agreement (see Note 3), the Loan Agreement (see Note 7), the services agreements with RSI and RSG (see Note 8(A)), and agreements to rent office space. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30 days written notice, unless otherwise indicated. See Note 5 for information regarding rent expense incurred, and remaining contractual rent obligations due, in connection with the Company's outstanding contractual rent obligations.
In June 2019, the Company entered into a manufacturing services agreement with a third-party for the manufacture of cGMP grade viral vector, which can be terminated without cause by the Company with six months written notice. Under the terms of this agreement, the Company is committed to pay a minimum of approximately $1.4 million for manufacturing services through December 2020, which remains outstanding at March 31, 2020.
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

Note 13—Selected Quarterly Financial Data (Unaudited)
The following table presents selected quarterly financial data for the years ended March 31, 2020 and March 31, 2019:

	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2020	2018	2018	2018	2019
Research and development expenses	$21,090	$6,833	$8,267	$10,920	$37,418	$21,502	$21,483	$7,149
General and administrative expenses	6,468	5,051	5,409	5,133	11,754	10,622	10,933	6,157
Total operating expenses	27,558	11,884	13,676	16,053	49,172	32,124	32,416	13,306
Net loss	(28,057)	(13,884)	(14,039)	(16,648)	(51,888)	(33,835)	(34,296)	(9,046)
Net loss per share attributable to common shareholders - basic and diluted	$(1.23)	$(0.61)	$(0.62)	$(0.54)	$(3.85)	$(2.24)	$(2.13)	$(0.45)
Note 14—Subsequent Events
In April 2020, the Company prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due under the Loan Agreement with Hercules. In connection with the prepayment, the credit facility and Loan Agreement with Hercules were terminated, and all obligations, liens and security interests under the Loan Agreement were released, discharged and satisfied.
In April 2020, the Company entered into a sales agreement with SVB Leerink LLC to sell the Company's common shares having an aggregate offering price of up to $25.0 million from time to time through an at-the-market equity offering program under which SVB Leerink LLC is acting as the Company's agent. SVB Leerink LLC is entitled to compensation for its services in an amount up to 3% of the gross proceeds of any of the Company's common shares sold under the sales agreement. In connection with the Company's entering into the sales agreement with SVB Leerink, the Company's sales agreement with Cowen was terminated. The Company has sold approximately 0.9 million common shares for total proceeds of approximately $2.7 million, net of brokerage fees, under the sales agreement since April 2020.
In May 2020, ASG exercised its right to purchase up to approximately 2.2 million additional nonredeemable convertible preferred shares of Arvelle at a price of €0.00001 per share upon the closing of the second financing under the Subscription Agreement, which was recorded at a fair value of approximately $2.2 million and was capitalized as a long-term investment in the Company's consolidated balance sheet and recorded to other non-operating income in the Company's consolidated statement of operations upon exercise.