Form 10-Q
period 2020-06-30
Axovant Gene Therapies Ltd.
filed 2020-08-11
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common shares, $0.00001 par value per share, on August 7, 2020, was 41,956,478.

AXOVANT GENE THERAPIES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$55,482	$80,752
Prepaid expenses and other current assets	3,998	2,971
Income tax receivable	1,717	1,707
Total current assets	61,197	85,430
Long-term investment	8,055	5,871
Other non-current assets	46	46
Operating lease right-of-use assets	1,105	1,532
Property and equipment, net	633	801
Total assets	$71,036	$93,680
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,970	$4,412
Accrued expenses	8,949	11,319
Current portion of operating lease liabilities	465	889
Current portion of long-term debt	—	15,423
Total current liabilities	12,384	32,043
Operating lease liabilities, net of current portion	71	79
Total liabilities	12,455	32,122
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.00001 per share, 1,000,000,000 shares authorized, 40,973,380 and 39,526,299 issued and outstanding at June 30, 2020 and March 31, 2020, respectively	—	—
Additional paid-in capital	825,830	820,257
Accumulated deficit	(767,238)	(758,644)
Accumulated other comprehensive loss	(11)	(55)
Total shareholders’ equity	58,581	61,558
Total liabilities and shareholders’ equity	$71,036	$93,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2020	2019
Operating expenses:
Research and development expenses
(includes $563 and $721 of share-based compensation expense for the three months ended June 30, 2020 and 2019, respectively)	$5,194	$21,090
General and administrative expenses
(includes $1,027 and $1,414 of share-based compensation expense for the three months ended June 30, 2020 and 2019, respectively)	4,640	6,468
Total operating expenses	9,834	27,558
Other (income) expenses:
Interest expense	796	1,558
Other income	(2,066)	(1,097)
Loss before income tax expense	(8,564)	(28,019)
Income tax expense	30	38
Net loss	$(8,594)	$(28,057)
Net loss per common share — basic and diluted	$(0.20)	$(1.23)
Weighted-average common shares outstanding — basic and diluted	43,287,222	22,780,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2020	2019
Net loss	$(8,594)	$(28,057)
Other comprehensive income (loss):
Foreign currency translation adjustment	44	(972)
Total other comprehensive income (loss)	44	(972)
Comprehensive loss	$(8,550)	$(29,029)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at March 31, 2019	22,779,891	$—	$741,318	$(686,016)	$911	$56,213
Issuance of shares upon exercise of stock options	781	—	5	—	—	5
Share-based compensation expense	—	—	2,135	—	—	2,135
Capital contribution received from Roivant Sciences, Inc.	—	—	28	—	—	28
Foreign currency translation adjustment	—	—	—	—	(972)	(972)
Net loss	—	—	—	(28,057)	—	(28,057)
Balance at June 30, 2019	22,780,672	$—	$743,486	$(714,073)	$(61)	$29,352

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at March 31, 2020	39,526,299	$—	$820,257	$(758,644)	$(55)	$61,558
Shares issued for restricted stock units	53,653	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.5 million	1,393,428	—	3,930	—	—	3,930
Share-based compensation expense	—	—	1,590	—	—	1,590
Capital contribution received from Roivant Sciences, Inc.	—	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	—	44	44
Net loss	—	—	—	(8,594)	—	(8,594)
Balance at June 30, 2020	40,973,380	$—	$825,830	$(767,238)	$(11)	$58,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,594)	$(28,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign currency translation adjustment	44	(972)
Amortization of operating lease right-of-use assets	427	369
Share-based compensation expense	1,590	2,135
Depreciation and non-cash amortization	492	426
Non-cash gain on long-term investment	(2,184)	—
Change in operating lease liabilities	(432)	(369)
Other	3	25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,027)	203
Income tax receivable	(10)	(190)
Other non-current assets	—	340
Accounts payable	(1,442)	1,198
Accrued expenses	(2,370)	7,161
Net cash used in operating activities	(13,503)	(17,731)
Cash flows from investing activities:
Purchases of property and equipment	(19)	(78)
Net cash used in investing activities	(19)	(78)
Cash flows from financing activities:
Payments on long-term debt	(15,731)	(5,047)
Capital contribution received from Roivant Sciences, Inc.	53	28
Cash proceeds from stock option exercises	—	5
Cash proceeds from issuance of common shares, net of issuance costs	3,930	—
Net cash used in financing activities	(11,748)	(5,014)
Net change in cash and cash equivalents	(25,270)	(22,823)
Cash and cash equivalents—beginning of period	80,752	106,999
Cash and cash equivalents—end of period	$55,482	$84,176
Non-cash operating activities:
Operating lease right-of-use assets recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	$—	$2,986
Operating lease liabilities recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	—	2,400
Amounts reclassified from other non-current assets to operating lease right-of-use assets upon the adoption of ASC 842, Leases, on April 1, 2019	—	586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXOVANT GENE THERAPIES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Description of Business
Axovant Gene Therapies Ltd. ("AGT"), together with its wholly owned subsidiaries (the "Company"), is a clinical-stage company focused on gene therapy for neurodegenerative diseases. The Company is developing a pipeline of innovative product candidates for the treatment of these debilitating diseases, including Parkinson's disease, GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). The Company is dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need.
AGT is an exempted limited company incorporated under the laws of Bermuda, which was originally formed under the name Roivant Neurosciences Ltd. in October 2014 and changed its name to Axovant Sciences Ltd. in March 2015 and to Axovant Gene Therapies Ltd. in March 2019. AGT has seven wholly owned subsidiaries:
•Axovant Holdings Limited ("AHL");
•Axovant Sciences, Inc. ("ASI");
•Axovant Sciences GmbH ("ASG");
•Axovant Sciences America, Inc. ("ASA");
•Axovant Treasury Holdings, Inc. ("ATH");
•Axovant Treasury, Inc. ("ATI"); and
•Axovant Sciences Europe Limited.
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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the "Annual Report"), filed with the Securities and Exchange Commission ("SEC") on June 10, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021, for any other interim period, or for any other future year.
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
(B) Going Concern and Management's Plans:
The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Subtopic 205-40, "Presentation of Financial Statements—Going Concern" ("ASC Subtopic 205-40"), which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim consolidated financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by management.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.
As of June 30, 2020, the Company’s cash and cash equivalents totaled $55.5 million and its accumulated deficit was $767.2 million. For the three months ended June 30, 2020 and the fiscal year ended March 31, 2020, the Company incurred net losses of $8.6 million and $72.6 million, respectively. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to develop its gene therapy product candidates and prepares for potential future regulatory approvals and commercialization of its products, if approved. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates, and its current cash and cash equivalents balance will not be sufficient to complete all necessary development activities and commercially launch its products. The Company anticipates that its current cash and cash equivalents balance will not be sufficient to sustain operations beyond nine months following the date that these unaudited condensed consolidated financial statements and notes were issued, which raises substantial doubt about the Company's ability to continue as a going concern.
To continue as a going concern, the Company will need, among other things, to raise additional capital. The Company continually assesses multiple options to obtain additional funding to support its operations, including proceeds from offerings of the Company’s equity securities or debt, cash received from the exercise of outstanding common stock options, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete its currently planned development programs. Management can provide no assurances that it can raise a sufficient amount of financing for the Company on favorable terms, if at all. Although the Company has successfully obtained financing in the past, and management believes that it will continue to do so in the future, ASC Subtopic 205-40 does not permit future financing activities that are not probable of being implemented and probable of alleviating the conditions that raise substantial doubt to be included in the Company's assessment of its liquidity.
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
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of June 30, 2020 and through the date of issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
(D) Net Loss per Common Share:
Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of common shares and 3,301,998 pre-funded warrants (see Note 9(B)) outstanding during the period, without further consideration for potentially dilutive securities. In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data. Restricted Stock Units ("RSUs") and stock options outstanding for approximately 0.8 million and 2.3 million common shares, respectively, were not included in the calculation of diluted weighted-average common shares outstanding for the three months ended June 30, 2020 because they were anti-dilutive given the net loss of the Company. Stock options for approximately 3.0 million common shares were not included in the calculation of diluted weighted-average common shares outstanding for the three months ended June 30, 2019 because they were anti-dilutive given the net loss of the Company.
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
The Company’s financial instruments include cash and cash equivalents, a long-term investment and accounts payable. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company's money market fund included in cash and cash equivalents of $40.5 million at June 30, 2020 approximated fair value, which is based on quoted prices in active markets for identical securities.
At June 30, 2020, the Company held a long-term investment in nonredeemable convertible preferred stock, which is accounted for in accordance with the provisions of ASC 321, "Investments - Equity Securities" whereby the Company elected to use the measurement alternative therein (see Note 4).
The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at June 30, 2020 in determining such values (in thousands):

	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$40,450	$40,450	$—	$—
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
Note 3—License and Collaboration Agreements
(A) Oxford BioMedica License Agreement
In June 2018, the Company, through its wholly owned subsidiary, ASG, entered into an exclusive license agreement ("the Oxford Agreement") with Oxford BioMedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. Upon entering into the Oxford Agreement, the Company made an upfront nonrefundable payment of $5.0 million to Oxford for process development work and clinical supply that Oxford is obligated to provide, of which $1.6 million remained capitalized within prepaid expenses and other current assets in the Company's unaudited condensed consolidated balance sheet as of June 30, 2020, which will be recorded to research and development expense as the process development work and clinical supply are provided by Oxford. During the three months ended June 30, 2019, certain development milestones were achieved resulting in a $13.0 million net payment due to Oxford. Excluding development milestones achieved, the Company incurred $1.7 million and $1.4 million of AXO-Lenti-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statements of operations during the three months ended June 30, 2020 and June 30, 2019, respectively. The Company paid Oxford a total of $0.5 million and $1.3 million during the three months ended June 30, 2020 and June 30, 2019, respectively.
(B) Benitec Biopharma License and Collaboration Agreement
In July 2018, the Company, through its wholly owned subsidiary, ASG, entered into a license and collaboration agreement (the "Benitec Agreement") with Benitec Biopharma Limited ("Benitec"), pursuant to which the Company a received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (collectively, the "AXO-AAV-OPMD Program") for all diseases and conditions. The Company terminated the Benitec Agreement in its entirety, effective September 3, 2019. The Company incurred $1.8 million of AXO-AAV-OPMD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations, and the Company paid Benitec a total of $0.7 million, during the three months ended June 30, 2019.
(C) The University of Massachusetts Medical School Exclusive License Agreement
In December 2018, the Company, through its wholly owned subsidiary, ASG, entered into an exclusive license agreement (the "UMMS Agreement"), with the University of Massachusetts Medical School ("UMMS") pursuant to which the Company received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively. In October 2019, a certain development and regulatory milestone was achieved resulting in a $1.0 million payment due to UMMS. During the three months ended June 30, 2020 and June 30, 2019, the Company incurred $0.4 million and $1.0 million, respectively, of program-specific costs excluding development and regulatory milestones achieved related to AXO-AAV-GM1 and AXO-AAV-GM2 within research and development expenses in its unaudited condensed consolidated statements of operations. The Company paid a total of zero and $1.0 million to UMMS during the three months ended June 30, 2020 and June 30, 2019, respectively.

Note 4—Long-term Investment
On February 13, 2019, ASG entered into a share subscription agreement (the "Subscription Agreement") to purchase up to approximately 8.1 million shares of nonredeemable convertible preferred stock of Arvelle Therapeutics B.V. ("Arvelle") in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by ASG to Arvelle. The first closing under the Subscription Agreement occurred on February 25, 2019 with ASG purchasing approximately 5.9 million nonredeemable convertible preferred shares of Arvelle, which was initially recorded at a fair value of $5.9 million and was capitalized as a long-term investment in the Company's consolidated balance sheet and recorded to other non-operating income in the Company's consolidated statement of operations. ASG also received the right to purchase up to approximately 2.2 million additional nonredeemable convertible preferred shares of Arvelle at a price of €0.00001 per share upon a potential future second closing under the Subscription Agreement. In May 2020, ASG fully exercised this right and purchased the approximately 2.2 million additional nonredeemable convertible preferred shares upon the closing of the second financing under the Subscription Agreement, which was recorded at a fair value of $2.2 million and was capitalized as a long-term investment in the Company's unaudited condensed consolidated balance sheet and recorded to other non-operating income in the Company's unaudited condensed consolidated statement of operations. The Company accounts for its investment in Arvelle in accordance with the provisions of ASC 321, "Investments - Equity Securities", and elected to use the measurement alternative therein. The investment will be remeasured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any.
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
The Company leases office facilities in New York, New York, Durham, North Carolina and Princeton, New Jersey, with corresponding lease terms ending in January 2021, November 2022, and October 2020, respectively, whereby the last payment under the lease agreement for the office facility in New York, New York is due in September 2020. These leases are classified as operating leases in accordance with the provisions of Topic 842. The aggregate weighted-average remaining lease term and aggregate weighted-average discount rate were 0.9 years and 12.9%, respectively, for the Company's contractual rent obligations for operating leases as of June 30, 2020.

During the three months ended June 30, 2020 and 2019, the Company incurred $0.5 million and $0.4 million, respectively, in rent expense associated with contractual rent obligations for its operating leases. During the three months ended June 30, 2020 and 2019, the Company paid $0.5 million and $0.4 million, respectively, related to its contractual rent obligations associated with operating lease right-of-use assets. The following table provides a reconciliation of the Company's remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of June 30, 2020 (in thousands):

Fiscal Year Ending March 31,	Amount
2021	$484
2022	46
2023	31
2024	—
2025	—
Thereafter	—
Total undiscounted payments	561
Less: Present value adjustment	(26)
Present value of future payments	$535
Note 6—Accrued Expenses
As of June 30, 2020, and March 31, 2020, accrued expenses consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Research and development expenses	$6,789	$6,951
Salaries, bonuses and other compensation expenses	1,142	2,521
Legal expenses	335	704
Other expenses	683	1,143
Total accrued expenses	$8,949	$11,319
Note 7—Long-term Debt
In April 2020, the Company fully prepaid $15.7 million of outstanding principal, together with $0.3 million of accrued interest, fees and other amounts, due under its loan and security agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules"), which was accounted for as an extinguishment of debt with a corresponding loss of approximately $0.5 million included within interest expense during the three months ended June 30, 2020. In connection with the prepayment, the credit facility and Loan Agreement with Hercules were terminated, and all obligations, liens and security interests under the Loan Agreement were released, discharged and satisfied.
Note 8—Related Party Transactions
(A) Services Agreements:
In October 2014, and as amended in October 2015, February 2017 and June 2019, AGT, ASI and ASG entered into a services agreement (the "RSI Services Agreement") with Roivant Sciences, Inc. ("RSI"), a wholly owned subsidiary of RSL, under which RSI agreed to provide certain administrative and research and development services to AGT, ASI and ASG. Under the RSI Services Agreement, expenses of $53 thousand and $28 thousand were incurred during the three months ended June 30, 2020 and June 30, 2019, respectively, inclusive of a predetermined mark-up.
(B) RSL Financing Participation:
In February 2020, the Company issued and sold 16,631,336 common shares and pre-funded warrants to purchase up to 3,301,998 common shares in a follow-on public offering, including 2,600,000 common shares sold pursuant to the exercise of the underwriters' option to purchase additional shares, at an offering price of $3.75 per common share and $3.74999 per pre-funded warrant, including 5,333,333 shares issued and sold to RSL. The net proceeds to the Company were approximately $70.8 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 9(B)).

Note 9—Shareholders' Equity
(A) Overview:
The Company’s Memorandum of Association, filed on October 31, 2014 in Bermuda, authorized the issuance of one class of shares. The total number of shares authorized was 1,000,000,000 with a par value per share of $0.00001 at June 30, 2020. A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders, which reduced the number of common shares issued and outstanding from approximately 182.2 million to 22.8 million as of March 31, 2019. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.
(B) Transactions:
During the three months ended June 30, 2020 and June 30, 2019, expenses of $53 thousand and $28 thousand, respectively, were incurred by RSI on behalf of the Company and were recorded as capital contributions (see Note 8(A)).
In February 2020, the Company issued and sold 16,631,336 common shares and pre-funded warrants to purchase up to 3,301,998 common shares in a follow-on public offering, including 2,600,000 common shares sold pursuant to the exercise of the underwriters' option to purchase additional shares, at an offering price of $3.75 per common share and $3.74999 per pre-funded warrant, including 5,333,333 shares issued and sold to RSL. The net proceeds to the Company were approximately $70.8 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 8(B)).The pre-funded warrants do not expire and are immediately exercisable except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The pre-funded warrants are classified as equity in accordance with ASC 480, "Distinguishing Liabilities from Equity", and the fair value of the pre-funded warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. As of June 30, 2020, none of the pre-funded warrants had been exercised.
During the three months ended June 30, 2020, the Company engaged SVB Leerink LLC as its agent to sell the Company's common shares from time to time through an at-the-market equity offering program. SVB Leerink LLC receives compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common shares sold. As of June 30, 2020, the Company sold approximately 1.4 million common shares for total proceeds of approximately $4.3 million, net of brokerage fees, under this program, and subsequent to June 30, 2020, the Company has sold approximately 1.1 million common shares for total proceeds of approximately $3.3 million, net of brokerage fees (see Note 12).
Note 10—Share-Based Compensation
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017 (the "2015 Plan"). A 1-for-8 reverse share split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders. The reverse share split reduced the number of shares authorized for issuance, the number of shares available for issuance, and the number of options outstanding under the 2015 Plan from approximately 24.8 million to 3.1 million, from approximately 8.4 million to 1.0 million, and from approximately 15.4 million to 1.9 million, respectively, as of March 31, 2019. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse share split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected. In April 2020, the number of common shares authorized for issuance under the 2015 Plan increased automatically to approximately 5.6 million common shares in accordance with the terms of the 2015 Plan. Under the 2015 Plan at June 30, 2020, a total of 2.1 million common shares were available for future grant, RSUs for approximately 0.8 million common shares were outstanding, and options to purchase approximately 2.3 million common shares were outstanding with a weighted-average exercise price of $12.73 per share.
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

(A) Equity Awards:
During the three months ended June 30, 2020 and 2019, the Company granted options to purchase a total of 0.4 million and 1.3 million, respectively, of its common shares, with weighted-average exercise prices of $3.45 and $8.45, respectively, and estimated grant date fair values of $1.1 million and $6.4 million, respectively, under the 2015 Plan. Share-based compensation expense is included in research and development and general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Time-based stock options granted to the Company's employees vest over a period of four years with 25% of the common shares underlying the option vesting on the first anniversary of the vesting commencement date and the remainder vesting in 12 quarterly installments thereafter, subject to continuing service. Initial stock options granted to the Company's non-employee directors vest in equal installments on the first, second and third anniversaries of the vesting commencement date, and stock options subsequently granted annually to the Company's non-employee directors vest fully on the first anniversary of the vesting commencement date, each subject to continuous service. The stock options granted to employees during the three months ended June 30, 2019 include options with market-based performance conditions to purchase 0.3 million common shares, with a weighted-average exercise price of $8.48 per share and corresponding estimated grant date fair value of $1.0 million which was estimated using Monte Carlo Simulation methods under the income approach. There were no options with market-based performance conditions granted during the three months ended June 30, 2020. As of June 30, 2020, options with market-based performance conditions to purchase 0.4 million common shares at a weighted-average exercise price of $10.66 per share were outstanding. The market-based performance options vest based on the trading price for the Company’s common shares exceeding certain closing price thresholds. As of June 30, 2020, stock options with market-based performance conditions to purchase approximately 19 thousand common shares with a weighted-average exercise price of $11.68 per share were outstanding and vested.
During the three months ended June 30, 2020, the Company granted RSUs for a total of 0.7 million common shares with an aggregate grant date fair value of $2.6 million to its employees under the 2015 Plan, with the RSUs granted scheduled to vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service.
The Company recorded total share-based compensation expense of $1.6 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, related to options and RSUs granted to its employees, directors and consultants. The share-based compensation expense was recorded as research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. At June 30, 2020, total unrecognized compensation expense related to non-vested outstanding equity awards related to options and RSUs granted to its employees, directors and consultants was $8.4 million, which is expected to be recognized over the remaining weighted-average service period of 2.47 years.
(B) Share-Based Compensation for Related Parties:
(1) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options. The Company recorded share-based compensation expense of $25 thousand and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, related to these awards.
Note 11—Commitments and Contingencies
As of June 30, 2020, the Company had entered into commitments under the Oxford Agreement (see Note 3(A)), the UMMS Agreement (see Note 3(C)), the services agreements with RSI and RSG (see Note 8(A)), and agreements to rent office space. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30 days written notice, unless otherwise indicated. See Note 5 for information regarding rent expense incurred, and remaining contractual rent obligations due, in connection with the Company's outstanding contractual rent obligations.
In June 2019, the Company entered into a manufacturing services agreement with a third-party for the manufacture of cGMP grade viral vector. The parties have agreed that the Company’s obligation under the agreement is €0.9 million which will be paid by November 2020, at which point the agreement will terminate.
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
Note 12—Subsequent Events
Subsequent to June 30, 2020, the Company has sold approximately 1.1 million common shares for total proceeds of approximately $3.3 million, net of brokerage fees, through SVB Leerink LLC.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the interim unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2020, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on June 10, 2020. Unless the context requires otherwise, references in this report to "Axovant", the "Company," "we," "us," and "our" refer to Axovant Gene Therapies Ltd. and its subsidiaries.
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:
•the success and timing of our ongoing development and potential commercialization of our product candidates;
•our relationships under our license agreements;
•the success of our interactions with the U.S. Food and Drug Administration ("FDA") and international regulatory authorities;
•the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials, as well as subsequent portions or cohorts of our ongoing clinical trials;
•the receipt of approvals or endorsements by data monitoring or other committees necessary for commencement or continuation of clinical trials;
•the anticipated designs of our future clinical studies;
•anticipated future regulatory submissions and the timing of and our ability to obtain and maintain regulatory approval for our product candidates;
•the rate and degree of market acceptance and clinical utility of any approved product candidate;
•our ability to identify and in-license or acquire additional product candidates;
•our commercialization, marketing and manufacturing capabilities and strategy;
•continued service of our executive officers or other key scientific or management personnel;
•our ability to obtain, maintain and enforce intellectual property rights for our product candidates;
•our anticipated future cash position;
•our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies;
•our ability to maintain and operate our business in light of the COVID-19 pandemic;
•the success of competing therapies that are or may become available; and
•our stated objective of building the world's leading gene therapy company for the treatment of neurodegenerative diseases.

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
Overview
We are a clinical-stage company focused on developing innovative gene therapies for neurodegenerative diseases. We currently have three clinical-stage programs: (i) the AXO-Lenti-PD program for the treatment of Parkinson's disease, which is comprised of the first generation ProSavin® in which 15 patients were previously dosed in a Phase 1/2 study, and the second generation AXO-Lenti-PD in which we have dosed two patients in Cohort 1 of the dose-escalation study and four patients in Cohort 2; (ii) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which five patients have been dosed in the juvenile (Type II) low-dose cohort of stage 1, and we expect to continue to dose juvenile (Type II) patients in the higher dose cohort of the study and initiate the low-dose infantile (Type I) patients in calendar year 2020; and (iii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) in which two expanded access patients have been dosed and we expect to obtain investigational new drug ("IND") application clearance in calendar year 2020.
We are dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need and extending the reach of gene therapies to highly prevalent neurodegenerative disorders like Parkinson's disease. We have assembled a portfolio of gene therapies in partnership with leading scientific institutions and have built a team with extensive experience in the gene therapy space. Our team pursues new innovations in vector design and delivery to optimize our investigational gene therapy products for safety, potency, durability, and immunologic response. We will continue to build integrated internal development capabilities from product development through commercialization and focus on accelerating the pace of product development in the clinic. As part of our ongoing business strategy, we continue to explore potential opportunities to acquire or license new product candidates as well as opportunities for partnership or collaboration on our existing products in development. Our vision is to build the world's leading gene therapy company for the treatment of neurodegenerative diseases by progressing our current programs and identifying, developing and commercializing other novel gene therapy treatments for neurodegenerative diseases. We are continuing our corporate transformation to align corporate structure and governance with current and future business activity, and we intend to redomicile Axovant Gene Therapies Ltd. to Delaware from Bermuda by March 31, 2021, change its name and reduce significantly the number of subsidiaries.
COVID-19 Business Update
We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive efforts to protect the health and safety of our patients, study investigators and employees, as well as to maintain business continuity. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our employees, effective March 16, 2020. We believe that the measures we are implementing are appropriate, reflecting both regulatory and public health guidance, to maintain business continuity. We will continue to closely monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate.

In the conduct of our business activities, we are also taking actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. We are continuing to evaluate clinical trial site initiations and patient enrollment on a case-by-case and patient-by-patient basis in coordination with clinical trial investigators and site staff. Some clinical trial sites, both within the United States and the United Kingdom, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. These internal and external efforts have allowed us to continue progress across our clinical development programs, and the impact of the COVID-19 pandemic to date has not resulted in a significant impact to our clinical development timelines previously provided. However, our clinical trial progression, dosing, patient enrollment and related activities may be delayed, and reporting of some clinical data may be incomplete or delayed if patients enrolled in our clinical trials are unable to fully participate in all necessary measurement protocols, due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic, or restrictions imposed by institutions or local, state or national governments, among other factors. While the COVID-19 pandemic has not resulted in a significant delay to our clinical development timelines to-date, the global pandemic of COVID-19 continues to evolve rapidly, and could materially impact our clinical development and any future commercialization timelines.
Our business could also be harmed by health epidemics wherever we have business operations, including operations of third-party manufacturers, contract research organizations ("CROs") and other third parties upon whom we rely. Axovant Sciences, Inc. is based in New York City, we have business operations in North Carolina and Basel, Switzerland, and certain of our contract manufacturers are located in Europe. We are also dependent on an international supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. While the COVID-19 pandemic has not adversely impacted our business operations, international supply chain, productivity or clinical development timelines to-date, the effects of executive orders issued by numerous U.S. state governments, including the State of New York and surrounding states, which have imposed continuing aggressive orders, health directives and recommendations to reduce the spread of the disease, including shelter-in-place directives and executive orders directing that all non-essential businesses close their physical operations, as well as our work-from home policies, may negatively impact productivity, disrupt our business or international supply chain and delay our clinical programs and timelines in the future, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
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
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could harm our operations, and we will continue to monitor the COVID-19 situation closely. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Our Product Pipeline
The following table summarizes the status of our gene therapy development programs. Our wholly owned subsidiary, Axovant Sciences GmbH ("ASG"), holds global commercial rights to each of the following programs:

Gene Therapy Program	Clinical Indication	Clinical Development Stage

AXO-Lenti-PD	Parkinson's disease	Phase 2

AXO-AAV-GM1	GM1 gangliosidosis	Phase 1/2

AXO-AAV-GM2	GM2 gangliosidosis (also Tay-	Phase 1/2
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
AXO-Lenti-PD delivers a construct of three genes that encode the critical enzymes required for the biochemical synthesis of dopamine from endogenous tyrosine. The three enzymes are: Tyrosine Hydroxylase ("TH"), the enzyme that converts tyrosine to levodopa ("L-dopa"), Cyclohydrolase 1 ("CH1"), the rate-limiting enzyme for synthesis of Tetrahydrobiopterin ("BH4"), a critical cofactor for production of L-dopa, and Aromatic L-Amino Acid Decarboxylase ("AADC"), the enzyme that converts L-dopa to dopamine. AXO-Lenti-PD is delivered by a one-time stereotactic guided infusion into the putamen. We believe that delivery of all three of these genes will enable the continuous, tonic, endogenous synthesis of dopamine in this region of the brain that is deficient in dopamine, with a goal of improving motor function, reducing the burden of oral therapy and mitigating dyskinesia in patients with Parkinson's disease.
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
Phase 1/2 Clinical Trial of ProSavin
ProSavin was evaluated for safety and efficacy in a Phase 1/2 study in patients with advanced Parkinson's disease by Oxford. In this study, ProSavin was observed to be well-tolerated with sustained improvements on motor function as measured by the Unified Parkinson's Disease Rating Scale ("UPDRS") Part III (motor) score in the state "OFF" levodopa medication, which we refer to as UPDRS Part III "OFF." The Phase 1/2 clinical trial was conducted at sites in the United Kingdom ("U.K.") and France on a total of 15 patients with advanced Parkinson's disease. Three target dose levels of ProSavin were assessed in four patient cohorts: Low Dose: 1.9 × 107 transducing units ("TU") in Cohort 1 (n=3); Mid Dose: 4.0 × 107 TU in Cohorts 2a (n=3) and 2b (n=3); High Dose: 1.0 × 108 TU in Cohort 3 (n=6). Cohorts 2b and 3 underwent a modified delivery method to increase the rate of delivery of the viral vector. The primary endpoints were the number and severity of adverse events as well as the UPDRS Part III "OFF" scores at six months after gene therapy administration. No serious adverse events related to ProSavin or the surgical procedure were reported. Reported adverse events were generally mild and related to either Parkinson's disease progression or L-dopa-induced dyskinesias that were ameliorated with reduction of L-dopa administration. The most common adverse events in the first 12 months were dyskinesia (n=11 subjects), "on-off" motor fluctuations (n=9), headache (n=4), and akinesia (n=3).
Across all patients, mean UPDRS Part III "OFF" scores were significantly improved at six months (33% reduction, p-value=0.0001) and 12 months (31% reduction, p-value=0.0001) compared to baseline. In a long term follow up safety study for the patients from the Phase 1/2 study, ProSavin has been observed to show a favorable long-term safety profile and demonstrated positive effects on motor function for over six years. Sustained improvement was seen through six years of follow-up and the long-term follow-up study is still ongoing (10 years exposure in the earliest subject). Clinical data from this study were published in The Lancet in 2014 and long-term follow-up data from this study were published in Human Gene Therapy Clinical Development in 2018.
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
SUNRISE-PD Phase 2 Clinical Trial of AXO-Lenti-PD
In the fourth quarter of calendar year 2018, we initiated the Phase 2 clinical trial of the SUNRISE-PD study in the U.K. The SUNRISE-PD study is currently enrolling patients in the U.K., and we plan to file an IND application with the FDA to support enrollment of patients in the United States. Additionally, we have filed a Clinical Trial Application to support local enrollment in France.
The design of the SUNRISE-PD study is an open label dose-escalation portion studying multiple potential dose levels. Once the optimal dose has been determined in the dose-escalation study, a Phase 2 sham-controlled study will be conducted with patients randomized either to an active group receiving the optimal dose as determined in the SUNRISE-PD study, or a control group undergoing an imitation "sham" surgical procedure. Assuming successful completion of the dose-escalation portion of the study and successful development of a suspension-based manufacturing process, we expect to initiate the randomized, sham-controlled Phase 2 study in calendar year 2021.
The Phase 2 blinded, sham-controlled study is evaluating the safety and tolerability of AXO-Lenti-PD as well as assessing efficacy using clinical measures of motor function, patient diaries and biomarkers. We expect the primary endpoint of the double-blind, randomized, sham-controlled study to be assessed at six months and, in addition to the safety assessment, may include data from Hauser patient diaries, the UPDRS Part III and Part II "OFF" scores and other efficacy measures being assessed in the study.
In January 2020, we reported 12-month data from Cohort 1 in the open-label, dose-escalation SUNRISE-PD Phase 2 study. AXO-Lenti-PD was observed to be generally well tolerated, with no serious adverse events attributable to the gene therapy. At month 12, the patients experienced an average improvement from baseline in UPDRS III (motor) score, in the state "OFF" levodopa therapy, of 22 points, representing an average improvement of 37% from baseline. Individual patient improvements from baseline at 12 months of 20 points and 24 points were observed (from 58 to 38 and from 60 to 36, respectively). Previously, at six months post-dosing, these patients demonstrated an average 17-point change from baseline, or 29% improvement, on the same scale. Improvement in the UPDRS Part III “OFF” score in Cohort 1 and Cohort 2 exhibited evidence of dose response when compared to the low (n="3"), medium (n="6"), and high (n="6") dose cohorts of ProSavin that were previously evaluated in a separate Phase 1/2 study at six and 12 months, as follows:

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
GM1 Gangliosidosis and GM2 Gangliosidosis (Including Tay-Sachs and Sandhoff Diseases)
GM1 gangliosidosis is a rare, inherited neurodegenerative lysosomal storage disorder characterized by the accumulation of GM1 ganglioside. This accumulation occurs due to a defect in the galactosidase beta 1 ("GLB1") gene. The GLB1 gene codes for the β-galactosidase ("β-gal") enzyme which catalyzes the hydrolysis of GM1 gangliosides. Impaired β-gal activity results in the toxic accumulation of GM1 gangliosides, causing the progressive destruction of nerve cells in the brain and spinal cord and early death. GM1 gangliosidosis is uniformly fatal, and there are no disease-modifying treatment options. The estimated incidence for GM1 gangliosidosis is approximately one in 100,000 live births worldwide. In 2019, we collaborated with the National Institutes of Health (“NIH”) to publish a comprehensive retrospective study characterizing the natural history of Type I GM1 gangliosidosis in Molecular Genetics and Metabolism (Lang et.al., 2019). This paper describes a rapidly progressive clinical course of Type I GM1 gangliosidosis, in which almost all patients experience significant multi-organ system dysfunction and neurodevelopmental regression between six and 18 months of age.

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
AXO-AAV-GM1 is currently being evaluated in an IND overseen by the NIH. We presented an update from the first child dosed with AXO-AAV-GM1 in the fourth quarter of calendar year 2019, who was observed to have clinically significant improvements from baseline gene transfer to six month follow-up based on neurological exam, the Vineland-3 scale, Clinical Global Impression assessments, and nutritional status. The Vineland-3 scale is an individually administered measure of adaptive behavior that is widely used to assess individuals with intellectual, developmental, and other disabilities. In addition, AXO-AAV-GM1 was observed to be generally well tolerated with four treatment emergent adverse events, of which two were considered possibly related (increased Fibrin D dimer and increased AST, both of which resolved with no clinical sequelae), and no reports of serious adverse events related to the investigational gene therapy or intravenous administration of the vector. We have completed the enrollment and dosing of the five Type II patients in the low-dose cohort in Stage 1 of the registrational study of both Type I and Type II GM1 patients and expect initial data on the first cohort to be available during the fourth quarter of calendar year 2020. An IND amendment was cleared to expand the registrational study protocol to include infantile (Type I) GM1 patients, the population most severely affected by the disease, and to evaluate a higher dose level for both Type I and Type II patients. In the second half of calendar year 2020, we expect to initiate dosing in the high-dose cohort of Type II patients and the low-dose cohort of Type I patients in Stage 1 of the AXO-AAV-GM1 clinical program.
AXO-AAV-GM2
AXO-AAV-GM2 is an investigational gene therapy that we are developing as a potential one-time disease modifying treatment for GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). The AXO-AAV-GM2 program utilizes AAV dual vectors to deliver functional copies of both the HEXA gene and the HEXB gene, with the goal of restoring normal Hex A enzyme function in the CNS. AXO-AAV-GM2 is administered directly to the brain and CNS and utilizes the neurotropic AAVrh.8 capsid. The HEXA and HEXB genes will be delivered in a 1:1 ratio using separate AAvrh.8 vectors. As part of the AXO-AAV-GM2 program, we are also exploring a next-generation gene therapy that would utilize a bicistronic vector to deliver both the HEXA and HEXB genes in a single vector using the AAV9 capsid for systemic intravenous administration. We licensed exclusive worldwide rights for the development and commercialization of AXO-AAV-GM2 from UMMS in December 2018.

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
We submitted an IND to the FDA in late calendar year 2019 to support the initiation of our registrational clinical trial in patients with GM2 gangliosidosis. Following the review of the IND, the FDA did not raise concerns related to animal toxicology or safety from the investigator-sponsored study. Rather, due to chemistry, manufacturing and controls and device-related questions posed by the FDA, the FDA placed the IND on clinical hold. In January 2020, we provided responses to the questions posed by the FDA. Based on the feedback from the FDA, we expect to obtain IND clearance for the AXO-AAV-GM2 trial to be initiated in calendar year 2020.
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
AXO-AAV-GM2 was observed to be generally well-tolerated with no reports of serious adverse events ("SAE" or "SAEs") related to the investigational gene therapy as of either the three-month, six-month or twelve-month visits. No clinically relevant laboratory abnormalities were observed following administration. Within the safety parameters that were summarized by the investigator was a high CSF pressure (42 cm H2O) that was noted to be 21 cm H2O after the infusion (normal 18 cm H2O). Baseline aspartate transaminase elevation was noted, which has been well described in patients with Tay-Sachs disease with no clinical relevance. There was a slight clinically insignificant transient rise in liver function tests that were considered related to the oral medications (Sirolimus or Keppra). One SAE of possible aspiration pneumonia was considered unrelated to the investigational therapy by the investigator. From an immunology standpoint, the patient was noted to have achieved adequate immunosuppression with no humoral or T-cell response to the vector. The patient's clinical condition was stable from baseline to month 12 without clinical deterioration observed on neurological exam. In addition, there was no deterioration in the MRI of the brain from baseline to the MRI at month three post infusion.
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

AXO-AAV-GM2 was observed to be generally well-tolerated with no reports of SAEs related to the investigational gene therapy. One SAE was a febrile urinary tract infection due to Klebsiella (gram negative bacteria) and was considered unrelated to the investigational therapy by the investigator. No clinically relevant laboratory abnormalities were observed following administration, with a transient positive immune response related to the immunosuppressive agent, Sirolimus. The patient's clinical condition was stable from baseline to month six without gain or loss of milestones and a stable neurological exam with lower extremity weakness that is unchanged from baseline. In addition, the MRI showed no injury to the thalamus and an increase of myelin that is seen with normal brain development.
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
We are solely responsible, at our expense, for all activities related to the development and commercialization of the gene therapy products. Pursuant to the Oxford Agreement, we are required to use commercially reasonable efforts to develop, obtain regulatory approval of, and commercialize a gene therapy product in the United States and at least one major market country in Europe. In addition, we are required to meet certain diligence milestones and to include at least one U.S.-based clinical trial site in a pivotal study of a gene therapy product. If we fail to meet any of these specified development milestones, we may cure such failure by paying Oxford certain fees, which range from $0.5 million to $1.0 million. In July 2020, we entered into a three-year clinical supply agreement with Oxford for the manufacturing and supply of cGMP batches to support the ongoing and future clinical development of AXO-Lenti-PD. Pursuant to the Oxford Agreement, Oxford is expected to be our commercial cGMP manufacturer for AXO-Lenti-PD, subject to a separate commercial supply agreement to be negotiated between the parties. We have the right to terminate the Oxford Agreement at any time upon two months' advance written notice prior to the first commercial sale of a product, or for a specified period of advance written notice after the first commercial sale of a product. Either party may terminate the Oxford Agreement for the other party's uncured material breach or with respect to a failure to make a required payment.
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

Under the terms of the UMMS Agreement, we made an upfront payment of $10.0 million. In addition, we could be obligated to make payments to UMMS totaling up to $24.5 million upon the achievement of specified development and regulatory milestones and $39.8 million upon the achievement of specified commercial milestones. In February 2019, certain development and regulatory milestones were achieved resulting in a $1.0 million payment to UMMS, and in October 2019, further development and regulatory milestones were achieved resulting in an additional $1.0 million payment due to UMMS. We are also obligated to pay UMMS tiered mid-single digit royalties based on yearly net sales of the licensed products, subject to a specified annual minimum amount. Additionally, we will pay UMMS a percentage of any revenues we receive from any third-party sublicenses to licensed products at rates ranging in the mid-single digits to mid-teens.
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
Program-specific costs include:
•direct third-party costs, which include expenses incurred under agreements with CROs and contract manufacturing organizations, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, and any other third-party expenses directly attributable to the development of our product candidates; and
•upfront payments for the purchase of in-process research and development and milestone payments, which include costs incurred under our agreements with Oxford and UMMS, as well as costs incurred for our discontinued AXO-AAV-OPMD, intepirdine and nelotanserin programs.
Unallocated internal costs include:
•share-based compensation expense for research and development personnel, including expense related to common share awards and option awards issued by RSL, to its employees and employees of its wholly owned subsidiaries, as well as to certain of our employees;
•personnel-related expenses, which include employee-related expenses, such as salaries, benefits and travel expenses, for research and development personnel; and
•other expenses, which includes the cost of consultants who assist with our research and development but are not allocated to a specific program.
Research and development activities will continue to be central to our business model and will vary significantly based upon the success of our programs and the achievement of milestones requiring payments to our partners, Oxford and UMMS. For the three months ended June 30, 2020 and June 30, 2019, the majority of our research and development expenses were associated with our gene therapy product candidates, including development milestones achieved. We expect our research and development expenses to fluctuate over the near term depending on the progression of our gene therapy product candidates currently under development and as associated costs are incurred.
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

The duration, costs and timing of clinical trials of our products in development and any other product candidates will depend on a variety of factors that include, but are not limited to, the following:
•the number of trials required for approval;
•the per patient trial costs;
•the number of patients who participate in the trials;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the dose that patients receive;
•the drop-out or discontinuation rates of patients;
•the potential additional safety monitoring or other studies requested by regulatory agencies;
•the duration of patient follow-up;
•any delays in key trial activities and patient enrollment or diversion of healthcare resources as a result of the COVID-19 pandemic;
•production shortages or other supply interruptions in clinical trial materials resulting from the COVID-19 pandemic;
•the timing and receipt of regulatory approvals; and
•the efficacy and safety profile of the product candidates.
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

Results of Operations for the Three Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development expenses
(includes $563 and $721 of share-based compensation expense for the three months ended June 30, 2020 and 2019, respectively)	$5,194	$21,090	$(15,896)
General and administrative expenses
(includes $1,027 and $1,414 of share-based compensation expense for the three months ended June 30, 2020 and 2019, respectively)	4,640	6,468	(1,828)
Total operating expenses	9,834	27,558	(17,724)
Interest expense	796	1,558	(762)
Other income	(2,066)	(1,097)	(969)
Loss before income tax expense	(8,564)	(28,019)	19,455
Income tax expense	30	38	(8)
Net loss	$(8,594)	$(28,057)	$19,463
Research and Development Expenses
Our research and development expenses during the three months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Program-specific costs:
AXO-Lenti-PD	$1,658	$14,400	$(12,742)
AXO-AAV-GM1 and AXO-AAV-GM2	385	1,000	(615)
AXO-AAV-OPMD	—	1,776	(1,776)
Discontinued small molecule programs	—	111	(111)
Unallocated internal costs:
Share-based compensation expense	563	721	(158)
Personnel-related	1,960	2,150	(190)
Other	628	932	(304)
Total research and development expenses	$5,194	$21,090	$(15,896)
Research and development expenses were $5.2 million for the three months ended June 30, 2020 compared to $21.1 million for the three months ended June 30, 2019. Excluding the net amount of $13.0 million due to Oxford for a development milestone achieved during the three months ended June 30, 2019, research and development expenses decreased by $2.9 million as compared to the three months ended June 30, 2019, primarily related to the discontinuation of our legacy AXO-AAV-OPMD program in September 2019.
General and Administrative Expenses
General and administrative expenses were $4.6 million for the three months ended June 30, 2020 compared to $6.5 million for the three months ended June 30, 2019, with the decrease of $1.9 million primarily related to reductions in (i) personnel costs of $0.8 million and share-based compensation expense of $0.4 million attributable to reduced headcount, and (ii) pharmaceutical market research expenses of $0.6 million.

Interest Expense
Interest expense was $0.8 million for the three months ended June 30, 2020, and $1.6 million for the three months ended June 30, 2019, which consisted of interest paid and the amortization of debt discount related to our loan and security agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules"), and also included a loss on extinguishment of debt of approximately $0.5 million during the three months ended June 30, 2020, whereby in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due. Additionally, we prepaid approximately $15.7 million of outstanding principal due without penalty in connection with the November 2019 amendment of the Loan Agreement with Hercules.
Other Income
Other income was $2.1 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. The three months ended June 30, 2020 included income of approximately $2.2 million associated with the exercise of a right to purchase convertible preferred stock that was received as compensation for services provided and certain intangible assets. All other income during the three months ended June 30, 2019 was attributable to foreign exchange gains.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common shares and pre-funded warrants, as well as borrowings under our credit facilities. As of June 30, 2020, we had $55.5 million of cash and cash equivalents available to us, and in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due under the Loan Agreement with Hercules.
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
Because the length of time and activities associated with successful development of our gene therapy product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. We anticipate that our current cash and cash equivalents balance will be sufficient to fund our clinical milestones for our gene therapy programs during the current fiscal year. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•the progress, timing, costs and results of our clinical trials of our gene therapy product candidates;
•the effects of the COVID-19 pandemic on our business and operations, the medical community and the global economy;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, or Japan’s Pharmaceutical and Medical Devices Agency, and other comparable foreign regulatory authorities;
•the achievement of certain development, regulatory and commercialization milestones that give rise to milestone and royalty payments to licensors;
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•the cost of obtaining necessary intellectual property and defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our gene therapy product candidates or any future gene therapy product candidates;
•the effect of competing technological and market developments;
•the cost and timing of completion of commercial-scale manufacturing activities;
•the cost of establishing sales, marketing and distribution capabilities for our gene therapy product candidates in regions where we choose to commercialize our products on our own; and
•the initiation, progress, timing and results of our commercialization of our gene therapy product candidates, if approved for commercial sale.
As of June 30, 2020, our cash and cash equivalents totaled $55.5 million and our accumulated deficit was $767.2 million. For the three months ended June 30, 2020 and the fiscal year ended March 31, 2020, we incurred net losses of $8.6 million and $72.6 million, respectively. As of June 30, 2020, we had $12.4 million of non-interest-bearing current liabilities due within one year.
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
In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. We cannot ensure that financing will be available in the amounts we need or on terms acceptable to us, if at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the evolving effects of the COVID-19 pandemic. In addition, extreme price and volume fluctuations in the stock market in general, and the Nasdaq Global Select Market, in particular, have resulted in volatile and sometimes decreased stock prices for many companies, including us. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance, and impact our ability to raise sufficient additional capital on acceptable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations beyond nine months following the date that this Quarterly Report on Form 10-Q was filed, which raises substantial doubt about our ability to continue as a going concern.

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
At-the-Market Equity Offering Program
We have engaged SVB Leerink LLC as our agent to sell our common shares from time to time through an at-the-market equity offering program. SVB Leerink LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our common shares sold. As of June 30, 2020, we sold approximately 1.4 million common shares for total proceeds of approximately $4.3 million, net of brokerage fees, under this program, and subsequent to June 30, 2020, we have sold approximately 1.1 million common shares for total proceeds of approximately $3.3 million, net of brokerage fees.

Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Three Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(13,503)	$(17,731)
Net cash used in investing activities	(19)	(78)
Net cash used in financing activities	(11,748)	(5,014)
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and share-based compensation expenses, as well as the effect of changes in working capital and other activities.
For the three months ended June 30, 2020, net cash used in operating activities was $13.5 million and was primarily attributable to a net loss of $8.6 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, a realized non-cash gain of $2.2 million associated with an investment in convertible preferred stock, net decreases in accrued expenses of $2.4 million and accounts payable of $1.4 million, and an increase in prepaid expenses of $1.0 million, which were partially offset by $1.6 million of non-cash share-based compensation expense.
For the three months ended June 30, 2019, net cash used in operating activities was $17.7 million and was primarily attributable to a net loss of $28.1 million, which includes costs incurred for research and development activities, including $13.0 million for development and regulatory milestones achieved, CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, which was partially offset by a net increase in accrued liabilities of $7.2 million that was related to the net payment of $13.0 million due to Oxford for a development milestone achieved that was unpaid as of June 30, 2019, less net payments made on other accrued liabilities of $5.8 million, as well as $2.1 million of non-cash share-based compensation expense.
Investing Activities
Cash used in investing activities was $19 thousand and $78 thousand for the three months ended June 30, 2020 and 2019, respectively, and related to purchases of software, equipment and computers.
Financing Activities
For the three months ended June 30, 2020, net cash used in financing activities was approximately $11.7 million and consisted primarily of $15.7 million of principal payments made on long-term debt, partially offset by $3.9 million of net proceeds from the issuance and sale of our common shares under our share sales agreement with SVB Leerink LLC. For the three months ended June 30, 2019, net cash used in financing activities was approximately $5.0 million and consisted primarily of principal payments made on long-term debt.
Contractual Obligations
Our contractual obligations did not materially change during the three months ended June 30, 2020 as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2020, except that in April 2020, we prepaid the remaining principal balance of $15.7 million of outstanding principal, together with $0.3 million of accrued interest, fees and other amounts, due under the Loan Agreement with Hercules.
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
Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 2, "Summary of Significant Accounting Policies," to our audited consolidated financial statements in our Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are "critical accounting estimates." We believe that our estimates relating to share-based compensation for stock options granted, research and development accruals, income taxes and our ability to continue as a going concern have the greatest potential impact on our consolidated financial statements and consider these to be our critical accounting policies and estimates and are "critical accounting estimates." There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates described in our Annual Report.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2(F)—Recent Accounting Pronouncements" in the accompanying notes to the unaudited condensed consolidated financial statements included in "Item 1—Financial Statements" of this Quarterly Report on Form 10-Q for additional information.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of June 30, 2020, we had cash and cash equivalents of $55.5 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.

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
Even if we receive regulatory approval for our product candidates, we do not know when those candidates will generate revenue, if at all. Our ability to generate product revenue depends on a number of factors, including our ability to:
•successfully commence and complete clinical trials and obtain regulatory approval for the marketing of our gene therapy product candidates;
•establish effective sales, marketing and distribution systems for our gene therapy product candidates;
•add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;
•initiate and continue relationships with third-party suppliers and manufacturers, including Oxford BioMedica (UK) Ltd. ("Oxford"), Nationwide Children's Hospital and other third-party cGMP manufacturers, and have clinical and commercial quantities of our gene therapy product candidates manufactured at acceptable cost and quality levels;
•attract and retain an experienced management and advisory team;
•raise additional funds when needed and on terms acceptable to us;
•achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;
•launch commercial sales of our products, whether alone or in collaboration with others;
•compete effectively with other biotechnology and gene therapy companies targeting neurological diseases; and
•obtain, maintain, expand and protect necessary intellectual property rights.

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
Our business could be harmed by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States. Axovant Sciences, Inc. is based in New York City, we have business operations in North Carolina and Basel, Switzerland, and certain of our contract manufacturers are located in Europe. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Numerous U.S. state governments, including the State of New York and surrounding states, have imposed continuing aggressive orders, health directives and recommendations to reduce the spread of the disease, including shelter-in-place directives and executive orders directing that all non-essential businesses close their physical operations and implement work-from-home schedules. We have implemented work-from-home policies for all employees of Axovant Sciences, Inc. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
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

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical trial progression, dosing, patient enrollment and related activities may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic, and reporting of some clinical data may be incomplete or delayed if patients enrolled in our clinical trials are unable to fully participate in all necessary measurement protocols as a result of any such hospital resource prioritization, patient participation concerns or other factors associated with the COVID-19 pandemic. Federal, state, and local guidelines for reopening in the United States and United Kingdom, where our clinical trials are being run, may negatively impact our ability to enroll additional patients in any of our clinical programs. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, patients in our clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 are infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic. Additionally, our clinical trial for AXO-Lenti-PD can involve elderly patients with advanced disease who may be unable to participate in clinical assessments at our research sites in the United Kingdom. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions or local, state or national governments, could adversely impact our clinical trial operations.
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
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of our gene therapy product candidates, all of which are in the early stages of clinical development. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates. We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates are and will remain subject to extensive regulation by the FDA, the EMA, the PMDA and other comparable regulatory authorities that each have differing regulations. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approvals from the FDA or comparable regulatory authorities in other countries. We have not submitted marketing applications to the FDA or foreign regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining marketing approval is a lengthy, expensive and inherently uncertain process, and regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:
•we may not be able to demonstrate that a product candidate is safe and effective as a treatment for our targeted indications to the satisfaction of the applicable regulatory authorities;
•our BLA or other key regulatory filings may be delayed or rejected due to issues, including those related to product quality and manufacturing, timing of results from supporting studies, database lock and data transfer;
•the regulatory authorities may require additional nonclinical studies or clinical studies of the product candidate in Parkinson’s disease or other indications, which would increase our costs and prolong our development;
•the results of our clinical trials may not meet the level of statistical or clinical significance required for marketing approval;
•the regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
•the contract research organizations ("CROs") that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that adversely impact our clinical trials;
•the regulatory authorities may not find the data from nonclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of the product candidate outweigh its safety risks;
•the regulatory authorities may disagree with our interpretation of data from our nonclinical studies and clinical trials or may require that we conduct additional studies;
•the regulatory authorities may not accept data generated at our clinical trial sites;
•the regulatory authorities may require, as a condition of approval, limitations on approved labeling or distribution and use restrictions;
•the FDA may require development of a risk evaluation and mitigation strategy ("REMS") as a condition of approval;

•the regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or
•the regulatory authorities may change their approval policies or adopt new regulations.
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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the progress, timing, costs and results of our clinical trials of our product candidates;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, or the PMDA, and other comparable foreign regulatory authorities;
•the achievement of certain development, regulatory and commercialization milestones that give rise to milestone and royalty payments to licensors;
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•the cost of obtaining necessary intellectual property and defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates or any future product candidates;
•the effect of competing technological and market developments;
•the cost and timing of completion of clinical-stage and commercial-scale manufacturing activities;
•the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products on our own; and
•the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

As of June 30, 2020, our cash and cash equivalents totaled $55.5 million and our accumulated deficit was $767.2 million. For the three months ended June 30, 2020 and the fiscal year ended March 31, 2020, we incurred net losses of $8.6 million and $72.6 million, respectively. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations beyond nine months following the date that the accompanying unaudited condensed consolidated financial statements and notes were issued, which raises substantial doubt about our ability to continue as a going concern. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. For example, the FDA has placed a clinical hold on our IND for AXO-AAV-GM2 pending the resolution of certain questions, which makes it difficult to predict the timing of the initiation of this trial. In addition, the FDA could require us to conduct preclinical studies or clinical trials for any of our programs beyond those that we currently anticipate will be required.
To continue as a going concern, we will need, among other things, to raise additional capital. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and due to these uncertainties, there is substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time, or potentially resulting in us discontinuing our operations.
Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
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
Our business strategy includes establishing and maintaining operations and certain key third party arrangements in various jurisdictions around the world. Doing business internationally involves a number of risks, including:
•multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;
•difficulties in managing foreign operations;
•unexpected changes in tariffs or trade barriers;
•complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;
•financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•reduced protection for intellectual property rights;
•reduced protection of contractual rights in the event of bankruptcy or insolvency of the other contracting party;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including the recent COVID-19 pandemic and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions;
•failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation ("GDPR"); and
•failure to comply with the United Kingdom Bribery Act 2010 ("U.K. Bribery Act") and similar anti-bribery and anti-corruption laws in other jurisdictions, and the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, including by failing to maintain accurate information and control over sales and distributors’ activities.
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
The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we are not successful in defending ourselves against product liability claims, we could incur liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation and significant negative media attention;
•withdrawal of participants from our clinical trials;
•significant costs to defend related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•inability to commercialize our product candidates or any future product candidate;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•decreased demand for our product candidates or any future product candidate, if approved for commercial sale; and
•loss of revenue.
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
The COVID-19 pandemic has also resulted in the FDA imposing preventive measures, including postponements of non-U.S. manufacturing and product inspections. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Part of our strategy involves the business development activities of identifying and acquiring novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:
•pre-clinical and early clinical results of any product candidates we acquire may not be predictive of future clinical results;
•potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance; or
•potential product candidates may not be effective in treating their targeted diseases.
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
The commencement and completion of clinical trials may be delayed by several factors, including:
•failure to obtain regulatory approval to commence a trial, such as the recent clinical hold placed by the FDA on our AXO-AAV-GM2 program;
•unforeseen safety issues;
•determination of dosing issues;
•lack of effectiveness during clinical trials;
•inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites;
•slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;
•changes in or modifications to clinical trial design;
•failure to manufacture or obtain supply of sufficient quantities of a gene therapy product candidate or placebo or failure to obtain sufficient quantities of concomitant medication for use in clinical trials;
•inability to monitor patients adequately during or after treatment;
•inability or unwillingness of medical investigators to follow our clinical and other applicable protocols;
•failure to establish sufficient number of clinical trial sites; or
•clinical sites or others deviating from trial protocol, inappropriately unblinding results, or dropping out of a trial.
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
We will face competition from other drugs or from other non-drug products currently approved or that will be approved in the future in the neurology field, including for the treatment of Parkinson’s disease, GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases). Therefore, our ability to compete successfully will depend largely on our ability to:
•develop and commercialize products that are superior to other products in the market;
•demonstrate through our clinical trials that our gene therapy product candidates are differentiated from existing and future therapies;

•attract qualified scientific, product development and commercial personnel;
•obtain patent or other proprietary protection for our medicines;
•obtain required regulatory approvals;
•obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.
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
Furthermore, if any of our products are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw their approval of the product or require a REMS to impose restrictions on its distribution or other risk management measures;
•regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•we may be required to change the way the product is administered or to conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients;
•we could elect to discontinue the sale of our product; and
•our reputation may suffer.
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

In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has only approved a small number of product candidates, including Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia, Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin's lymphoma, Luxturna by Spark Therapeutics, Inc. for patients with an inherited form of vision loss, and Zolgensma by Novartis International AG, for children less than 2 years old with spinal muscular atrophy. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene therapy product candidates in either the United States, or other major markets or how long it will take to commercialize our gene therapy product candidates, if any are approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on manufacturing such products;
•restrictions on the labeling or marketing of such products;
•restrictions on product marketing, distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•warning or untitled letters;
•withdrawal of the products from the market;
•recall of products;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of such products;
•product seizure; or
•injunctions or the imposition of civil or criminal penalties.

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
Even if our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community, including due to the novelty of gene therapy products in general. If they do not achieve an adequate level of acceptance, we may not generate significant product revenues and become profitable. The degree of market acceptance for our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:
•the efficacy and potential advantages compared to alternative treatments;
•the effectiveness of sales and marketing efforts;
•the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•our ability to offer our products for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the ethical, social and legal concerns about gene therapy;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement and patients’ willingness to pay for our products in the absence of such coverage and adequate reimbursement;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our product together with other medications.
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

Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe any drugs;
•the inability to negotiate with payors regarding reimbursement for our products; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
•If our product candidates are approved for commercialization, we may enter into agreements with third parties to market them in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:
•different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign reimbursement, pricing and insurance regimes;
•foreign taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery and anti-corruption laws in other jurisdictions;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.
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
These laws may regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. Such laws include:
•the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•the federal false claims laws including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making, or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on health plans, health care clearing houses, and certain health care providers, known as covered entities, and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;
•a number of federal, state and foreign laws, regulations, guidance and standards that impose requirements regarding the protection of health data that are applicable to or affect our operations;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, as well as state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "Affordable Care Act") was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to our product candidates are the following:
•an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer point-of-sale discounts of 70% off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs in certain states;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•a licensure framework for follow on biologic products;
•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
Our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:
•failure to satisfy their contractual duties or obligations;
•inability to meet our product specifications and quality requirements consistently;
•delay or inability to procure or expand sufficient manufacturing capacity;
•manufacturing and/or product quality issues related to manufacturing development and scale-up;
•costs and validation of new equipment and facilities required for scale-up;
•failure to comply with applicable laws, regulations, and standards, including cGMP and similar foreign standards;
•deficient or improper record-keeping;
•contractual restrictions on our ability to engage additional or alternative manufacturers;
•inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our product candidates or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;
•lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•lack of access or licenses to proprietary manufacturing methods used by third-party manufacturers to make our product candidates;
•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or regulatory sanctions related to the manufacture of our or other company’s products;
•carrier disruptions or increased costs that are beyond our control; and
•failure to deliver our products under specified storage conditions and in a timely manner.
The process for manufacturing gene therapy products, including our product candidates, is more complex than those required for most chemical pharmaceuticals, requiring substantial expertise, specialized facilities, highly specific raw materials and significant capital investment and involving other production constraints. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy product such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner or that the dosing will be uniform in our products. Accordingly, we and our manufacturers employ multiple steps to control our manufacturing process to assure that the process works and that our product candidates are made strictly and consistently in compliance with the process. Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade or commercial-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs. In addition, the FDA, EMA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, EMA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.
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
We intend to rely on CROs and nonclinical and clinical trial sites to ensure the proper and timely conduct of our nonclinical studies and our clinical trials, and we expect to have limited influence over their actual performance. In addition, pursuant to our agreements with Oxford and UMMS, we may rely on their respective employees for certain services in connection with the transition of the respective gene therapy product candidates to us. We do not have complete control over those employees or their execution of services provided to us, and those employees may not perform such services in a timely or satisfactory manner, which could harm our business and development programs.
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
Our relationship with any future collaborations may pose several risks, including the following:
•collaborators have significant discretion in determining the amount and timing of the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•the nonclinical studies and clinical trials conducted as part of these collaborations may not be successful;
•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on nonclinical study or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•collaborators may delay nonclinical studies and clinical trials, provide insufficient funding for nonclinical studies and clinical trials, stop a nonclinical study or clinical trial or abandon a product candidate, repeat or conduct new nonclinical studies or clinical trials or require a new formulation of a product candidate for nonclinical studies or clinical trials;
•we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•product candidates developed in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities for us with respect to such product candidates or may result in litigation or arbitration, any of which would be time consuming and expensive;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•disputes may arise with respect to the ownership or inventorship of intellectual property developed pursuant to our collaborations;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•the terms of our collaboration agreement may restrict us from entering into certain relationships with other third parties, thereby limiting our options; and
•collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
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

Disputes may arise between us and any of these counterparties regarding intellectual property rights that are subject to such agreements, including, but not limited to:
•the scope of rights granted under the agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;
•our right to sublicense patent and other rights to third parties;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
•our right to transfer or assign our license; and
•the effects of termination.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make products that are the same as or similar to our product candidates, but that are not covered by the claims of the patents or other intellectual property rights that we own or that we have exclusively licensed and have the right to enforce;
•we, our licensor or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license;
•we or our licensor might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and
•we may not develop additional proprietary technologies that are patentable.
Risks Related to Our Common Shares
An active trading market for our common shares may not be sustained.
Although our common shares are listed on the Nasdaq Global Select Market ("Nasdaq") we cannot assure you that an active trading market for our common shares will be sustained. In addition, as a result of Roivant Sciences Ltd. ("RSL") owning approximately 45.3% of our common shares as of June 30, 2020, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
The market price of our common shares has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•any additional delays in the commencement, enrollment and ultimate completion of our clinical trials, including as a result of the recent clinical hold placed on our AXO-AAV-GM2 program;

•results of clinical trials of our product candidates or those of our competitors;
•any delay in filing applications for marketing approval of our product candidates, and any adverse development or perceived adverse development with respect to applicable regulatory authorities’ review of those applications;
•failure to successfully develop and commercialize our product candidates;
•failure to maintain our relationship with Oxford or UMMS or comply with the terms of the Oxford Agreement or the UMMS Agreement;
•inability to obtain additional funding;
•inability to obtain, protect or maintain necessary intellectual property;
•regulatory or legal developments in the United States and other countries applicable to our product candidates, including gene therapies;
•adverse regulatory decisions or statements;
•changes in the structure of healthcare payment systems;
•inability to obtain adequate product supply for our current product candidates or any future product candidate, or the inability to do so at acceptable prices;
•introduction of new products, services or technologies by our competitors;
•failure to meet or exceed financial projections we provide to the public;
•failure to meet or exceed the estimates and projections of the investment community;
•changes in the market valuations of similar companies;
•market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•additions or departures of key scientific or management personnel;
•short sales of our common shares;
•sales of our common shares by us or our shareholders in the future;
•negative coverage in the media or analyst reports, whether accurate or not;
•issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;
•trading volume of our common shares;
•general economic, industry and market conditions; and
•the other factors described in this "Risk Factors" section.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common shares, regardless of our actual operating performance.
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
Under Nasdaq corporate governance requirements, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements. Upon the closing of our February 2020 public offering and issuance of 16,631,336 common shares, RSL no longer controls a majority of the voting power of our outstanding common shares. As a result, we are no longer a "controlled company" within the meaning of these rules, including requirements:
•that a majority of our board of directors consists of independent directors by February 2021;
•that our nominating and corporate governance and compensation committees consist entirely of independent directors by February 2021; and
•that director nominees are selected, or recommended for the board of directors' selection, either by independent directors constituting a majority of the Board's independent directors in a vote in which only independent directors participate or a nominations committee comprised solely of independent directors.
If we fail to meet the phase-in deadlines for these corporate governance requirements, our common shares could be delisted from the Nasdaq, which would negatively impact the trading of our common shares and our business and financial condition.
RSL owns a significant percentage of our common shares and is able to exert significant control over matters subject to shareholder approval.
Based on common shares outstanding as of June 30, 2020, RSL beneficially owns approximately 45.3% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. RSL has closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. ("Sumitomo") that includes a grant to Sumitomo of a right of first refusal with respect to our common shares held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other shareholders, and could impact our ability to undertake certain corporate transactions. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence our decisions.
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
As of June 30, 2020, 18,577,380 of our outstanding common shares, representing 45.3% of our common shares, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common shares, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common shares, it could negatively affect our share price. Such a decrease in our share price could also in turn impair our ability to raise capital through the sale of additional equity securities.
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
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered common shares, preferred shares, debt securities and warrants. We have also entered into a sales agreement with SVB Leerink LLC to sell common shares having an aggregate offering price of up to $22.0 million from time to time through an at-the-market equity offering program. To the extent we issue new common shares as a result of needing additional capital, such shares could constitute a material portion of our then outstanding common shares and cause dilution to our existing shareholders.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.

Item 6.               Exhibits.

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation.	S-1	333-204073	3.1	05/11/2015

3.2	Memorandum of Association.	S-1	333-204073	3.2	05/11/2015

3.3	Third Amended and Restated Bye-laws.	8-K	001-37418	3.1	3/26/2020

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

AXOVANT GENE THERAPIES LTD.

		By:	/s/ David Nassif
Date:	August 11, 2020	Name:	David Nassif
		Title:	Principal Financial Officer and Principal Accounting Officer, General Counsel