Form 10-Q
period 2020-09-30
Axovant Gene Therapies Ltd.
filed 2020-11-13
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37418

Sio Gene Therapies Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3863315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Times Square, 33rd Floor, New York, NY	10036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (877) 746-4891

Axovant Gene Therapies Ltd.
Clarendon House
2 Church Street
Hamilton HM 11, Bermuda
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	SIOX	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common stock, $0.00001 par value per share, on November 11, 2020, was 48,467,922.

SIO GENE THERAPIES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

Summary of the Material Risks Associated with Our Business
Our business is subject to to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•Our business, operations and clinical development plans and timelines could be adversely impacted by the effects of health epidemics, including the recent COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, or CROs, shippers and others.
•We have a limited operating history and have never generated any product revenues.
•We are in the process of implementing a business plan that may continue to evolve as we integrate our newly licensed gene therapy product candidates. Our business plan may lead to the initiation of one or more development programs, the discontinuation of one or more development programs, or the execution of one or more transactions that you do not agree with or that you do not perceive as favorable to your investment.
•We are heavily dependent on the success of our gene therapy product candidates, which are still in early stages of clinical or preclinical development. If we are unable to successfully develop and commercialize any of our product candidates, our business will be harmed.
•We may be required to make significant payments to third parties under the agreements pursuant to which we acquired our gene therapy product candidates.
•Clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.
•If we are not able to obtain required regulatory approvals, we will not be able to commercialize our gene therapy product candidates, and our ability to generate revenue will be materially impaired.
•The intended tax effects of our corporate structure prior to and following the Domestication and our corporate reorganization to align our corporate structure with current and future business activity (the "Reorganization"), and intercompany arrangements prior to the Domestication and Reorganization, depend on the application of the tax laws of various jurisdictions and on how we operate our business.
•We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
•We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.
•Interim "top-line" and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•Gene therapies are novel, complex and difficult to manufacture. We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our product candidates.
•Our gene therapy product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
•Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
•If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates, even if approved.
•If the market opportunities for any product candidates we may develop are smaller than we believe they are, our revenues, if any, may be adversely affected, and our business may suffer. Because the target patient populations for many of the product candidates we may develop are small, we must be able to successfully identify patients and achieve a significant market share to achieve and maintain profitability and growth.

•We face significant competition from other biotechnology and pharmaceutical companies, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours and our operating results will suffer if we fail to compete effectively.
•We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
•Third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights may delay or prevent the development and commercialization of our product candidates.
•The market price of our common stock has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The summary risk factors described above should be read together with the text of the full risk factors below, in the section titled “Risk Factors” in Part II, Item 1A. and the other information set forth in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also harm our business, financial condition, results of operations and future growth prospects.

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
SIO GENE THERAPIES INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$63,171	$80,752
Prepaid expenses and other current assets	5,406	2,971
Income tax receivable	1,747	1,707
Total current assets	70,324	85,430
Long-term investment	8,055	5,871
Other non-current assets	169	46
Operating lease right-of-use assets	663	1,532
Property and equipment, net	560	801
Total assets	$79,771	$93,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,172	$4,412
Accrued expenses	7,837	11,319
Current portion of operating lease liabilities	34	889
Current portion of long-term debt	—	15,423
Total current liabilities	10,043	32,043
Operating lease liabilities, net of current portion	55	79
Total liabilities	10,098	32,122
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized, 47,249,729 and 39,526,299 issued and outstanding at September 30, 2020 and March 31, 2020, respectively	—	—
Additional paid-in capital	846,558	820,257
Accumulated deficit	(777,222)	(758,644)
Accumulated other comprehensive income (loss)	337	(55)
Total stockholders’ equity	69,673	61,558
Total liabilities and stockholders’ equity	$79,771	$93,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development expenses
(includes stock-based compensation expense of $458 and $409 for the three months ended September 30, 2020 and 2019 and $1,021 and $1,130 for the six months ended September 30, 2020 and 2019, respectively)	$5,058	$6,833	$10,252	$27,923
General and administrative expenses
(includes stock-based compensation expense of $650 and $482 for the three months ended September 30, 2020 and 2019 and $1,677 and $1,896 for the six months ended September 30, 2020 and 2019, respectively)	4,491	5,051	9,131	11,519
Total operating expenses	9,549	11,884	19,383	39,442
Other (income) expenses:
Interest expense	1	1,313	797	2,871
Other expense (income)	580	560	(1,486)	(537)
Loss before income tax (benefit) expense	(10,130)	(13,757)	(18,694)	(41,776)
Income tax (benefit) expense	(146)	127	(116)	165
Net loss	$(9,984)	$(13,884)	$(18,578)	$(41,941)
Net loss per common share — basic and diluted	$(0.21)	$(0.61)	$(0.41)	$(1.84)
Weighted-average common shares outstanding — basic and diluted	46,731,666	22,783,182	45,018,855	22,781,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(9,984)	$(13,884)	$(18,578)	(41,941)
Other comprehensive income (loss):
Foreign currency translation adjustment	348	552	392	(420)
Total other comprehensive income (loss)	348	552	392	(420)
Comprehensive loss	$(9,636)	$(13,332)	$(18,186)	$(42,361)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2019	22,779,891	$—	$741,318	$(686,016)	$911	$56,213
Issuance of shares upon exercise of stock options	781	—	5	—	—	5
Stock-based compensation expense	—	—	2,135	—	—	2,135
Capital contribution received from Roivant Sciences, Inc.	—	—	28	—	—	28
Foreign currency translation adjustment	—	—	—	—	(972)	(972)
Net loss	—	—	—	(28,057)	—	(28,057)
Balance at June 30, 2019	22,780,672	$—	$743,486	$(714,073)	$(61)	$29,352
Issuance of shares upon exercise of stock options	10,997	—	81	—	—	81
Stock-based compensation expense	—	—	891	—	—	891
Capital contribution received from Roivant Sciences, Inc.	—	—	48	—	—	48
Foreign currency translation adjustment	—	—	—	—	552	552
Net loss	—	—	—	(13,884)	—	(13,884)
Balance at September 30, 2019	22,791,669	$—	$744,506	$(727,957)	$491	$17,040

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2020	39,526,299	$—	$820,257	$(758,644)	$(55)	$61,558
Shares issued for restricted stock units	53,653	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.5 million	1,393,428	—	3,930	—	—	3,930
Stock-based compensation expense	—	—	1,590	—	—	1,590
Capital contribution received from Roivant Sciences, Inc.	—	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	—	44	44
Net loss	—	—	—	(8,594)	—	(8,594)
Balance at June 30, 2020	40,973,380	$—	$825,830	$(767,238)	$(11)	$58,581
Shares issued for restricted stock units	60,676	—		—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.7 million	6,215,673	—	19,598	—	—	19,598
Stock-based compensation expense	—	—	1,108	—	—	1,108
Capital contribution received from Roivant Sciences, Inc.	—	—	22	—	—	22
Foreign currency translation adjustment	—	—	—	—	348	348
Net loss	—	—	—	(9,984)	—	(9,984)
Balance at September 30, 2020	47,249,729	$—	$846,558	$(777,222)	$337	$69,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,578)	$(41,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign currency translation adjustment	392	(420)
Amortization of operating lease right-of-use assets	869	795
Stock-based compensation expense	2,698	3,026
Depreciation and non-cash amortization	672	734
Non-cash gain on long-term investment	(2,184)	—
Change in operating lease liabilities	(879)	(759)
Other	7	25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,435)	1,356
Income tax receivable	(40)	(345)
Other non-current assets	(123)	341
Accounts payable	(2,240)	(131)
Accrued expenses	(3,482)	842
Net cash used in operating activities	(25,323)	(36,477)
Cash flows from investing activities:
Purchases of property and equipment	(130)	(174)
Net cash used in investing activities	(130)	(174)
Cash flows from financing activities:
Payments on long-term debt	(15,731)	(10,255)
Capital contribution received from Roivant Sciences, Inc.	75	76
Cash proceeds from stock option exercises	—	86
Cash proceeds from issuance of common stock, net of issuance costs	23,528	—
Net cash provided by (used in) financing activities	7,872	(10,093)
Net change in cash and cash equivalents	(17,581)	(46,744)
Cash and cash equivalents—beginning of period	80,752	106,999
Cash and cash equivalents—end of period	$63,171	$60,255
Non-cash operating activities:
Operating lease right-of-use assets recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	$—	$2,986
Operating lease liabilities recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	—	2,400
Amounts reclassified from other non-current assets to operating lease right-of-use assets upon the adoption of ASC 842, Leases, on April 1, 2019	—	586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Description of Business
Sio Gene Therapies Inc. ("Sio"), together with its wholly owned subsidiaries (the "Company"), is a clinical-stage company focused on developing gene therapies for neurodegenerative diseases. The Company is developing a pipeline of innovative product candidates for the treatment of these debilitating diseases, including Parkinson's disease, GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). The Company is dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need.
Sio is a Delaware corporation, which was originally an exempted limited company incorporated under the laws of Bermuda and was formed under the name Roivant Neurosciences Ltd. in October 2014 and changed its name to Axovant Sciences Ltd. in March 2015, and to Axovant Gene Therapies Ltd. ("AGT") in March 2019. On October 2, 2020, AGT filed a Registration Statement on Form S-4 (the "S-4 Registration Statement") with the Securities and Exchange Commission ("SEC") in connection with a domestication under Section 388 of the General Corporation Law of the State of Delaware and a discontinuance under Sections 132G and 132H of the Companies Act 1981 of Bermuda, with AGT’s jurisdiction of incorporation changing from Bermuda to the State of Delaware (the "Domestication"). On October 5, 2020, the Board of Directors of AGT approved the Domestication, and on November 12, 2020, (i) the SEC declared the S-4 Registration Statement effective, (ii) each of the Certificate of Domestication and the Certificate of Incorporation of Sio were filed in the State of Delaware, and (iii) a notice of discontinuance was filed in Bermuda. On November 13, 2020, the Company’s common stock began to trade on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “SIOX”, and the Company continues to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and applicable rules of Nasdaq. Sio has seven wholly owned subsidiaries:
•Axovant Holdings Limited ("AHL");
•Axovant Sciences, Inc. ("ASI");
•Axovant Sciences GmbH ("ASG");
•Axovant Sciences America, Inc. ("ASA");
•Axovant Treasury Holdings, Inc. ("ATH");
•Axovant Treasury, Inc. ("ATI"); and
•Axovant Sciences Europe Limited ("ASEU").
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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the "Annual Report"), filed with the SEC on June 10, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and six-months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021, for any other interim period, or for any other future year.

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
On November 12, 2020, Sio completed the Domestication to change its jurisdiction of incorporation from Bermuda to the State of Delaware in the United States and became the parent company of AHL and ATH, as well as the grandparent company of ASI, ASG, ASA, ATI and ASEU (see Notes 1 and 12). The historical financial statements of AGT became the historical financial statements of Sio upon consummation of the Domestication. As a result, these unaudited condensed consolidated financial statements and accompanying notes reflect (i) the historical operating results of AGT and its subsidiaries prior to the Domestication; and (ii) the Company’s equity structure for all periods presented.
A 1-for-8 reverse stock split of the Company's outstanding common stock was effected in May 2019 as approved by the Company's Board of Directors and a majority of its shareholders, which reduced the number of shares issued and outstanding from approximately 182.2 million to 22.8 million as of March 31, 2019. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse stock split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.
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
As of September 30, 2020, the Company’s cash and cash equivalents totaled $63.2 million and its accumulated deficit was $777.2 million. For the six months ended September 30, 2020 and the fiscal year ended March 31, 2020, the Company incurred net losses of $18.6 million and $72.6 million, respectively. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to develop its gene therapy product candidates and prepares for potential future regulatory approvals and commercialization of its products, if approved. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates, and its current cash and cash equivalents balance will not be sufficient to complete all necessary development activities and commercially launch its products. The Company anticipates that its current cash and cash equivalents balance will be sufficient to sustain operations into the fourth calendar quarter of 2021, which raises substantial doubt about the Company's ability to continue as a going concern.

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
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of September 30, 2020 and through the date of issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
(D) Net Loss per Common Share:
Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of common shares and 3,301,998 pre-funded warrants (see Note 9(B)) outstanding during the period, without further consideration for potentially dilutive securities. In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data. Restricted Stock Units ("RSUs") and stock options outstanding for approximately 0.9 million and 2.2 million common shares, respectively, were not included in the calculation of diluted weighted-average common shares outstanding for the three and six-months ended September 30, 2020 because they were anti-dilutive given the net loss of the Company. RSUs and stock options outstanding for approximately 0.3 million and 2.7 million common shares, respectively, were not included in the calculation of diluted weighted-average common shares outstanding for the three and six-months ended September 30, 2019 because they were anti-dilutive given the net loss of the Company.
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
The Company’s financial instruments include cash and cash equivalents, a long-term investment and accounts payable. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company's money market fund included in cash and cash equivalents of $40.5 million at September 30, 2020 approximated fair value, which is based on quoted prices in active markets for identical securities.
At September 30, 2020, the Company held a long-term investment in nonredeemable convertible preferred stock, which is accounted for in accordance with the provisions of ASC 321, "Investments - Equity Securities" whereby the Company elected to use the measurement alternative therein (see Note 4).
The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at September 30, 2020 in determining such values (in thousands):

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

In August 2020, the FASB issued ASU No. 2020-06, "Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU No. 2020-06"). ASU No. 2020-06 simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under ASU No. 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. ASU No. 2020-06 also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted earnings or loss per share. The provisions of ASU No. 2020-06 are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. While the Company does not expect the adoption of ASU No. 2020-06 to materially impact the Company's consolidated financial statements and related disclosures because it does not currently maintain any debt instruments accounted for in accordance with ASC Subtopic 470-20, "Debt — Debt with Conversion and Other Options" or instruments accounted for as derivatives in accordance with ASC Subtopic 815-40, "Derivatives and Hedging — Contracts in Entity's Own Equity", and the Company also currently includes outstanding pre-funded warrants in the computation of basic net loss per share (see Note 2(D)), the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.
Note 3—License and Collaboration Agreements
(A) Oxford BioMedica License Agreement
In June 2018, the Company, through its wholly owned subsidiary, ASG, and since August 2020, through its wholly owned subsidiary, ASI, entered into an exclusive license agreement ("the Oxford Agreement") with Oxford BioMedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. Upon entering into the Oxford Agreement, the Company made an upfront nonrefundable payment of $5.0 million to Oxford for process development work and clinical supply that Oxford is obligated to provide, of which $1.3 million remained capitalized within prepaid expenses and other current assets in the Company's unaudited condensed consolidated balance sheet as of September 30, 2020, which will be recorded to research and development expense as the process development work and clinical supply are provided by Oxford. In April 2019, certain development milestones were achieved resulting in a $13.0 million net payment due to Oxford. Excluding development milestones achieved, the Company incurred $1.7 million and $3.4 million, respectively, of AXO-Lenti-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statements of operations during the three and six-months ended September 30, 2020 and $2.7 million and $4.1 million, respectively, during the three and six-months ended September 30, 2019. The Company paid Oxford a total of $0.6 million and $1.1 million, respectively, during the three and six-months ended September 30, 2020 and $5.2 million and $6.5 million, respectively, during the three and six-months ended September 30, 2019.
(B) Benitec Biopharma License and Collaboration Agreement
In July 2018, the Company, through its wholly owned subsidiary, ASG, entered into a license and collaboration agreement (the "Benitec Agreement") with Benitec Biopharma Limited ("Benitec"), pursuant to which the Company a received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (collectively, the "AXO-AAV-OPMD Program") for all diseases and conditions. The Company terminated the Benitec Agreement in its entirety, effective September 3, 2019. The Company incurred $0.4 million and $2.1 million, respectively, of AXO-AAV-OPMD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations during the three and six-months ended September 30, 2019, and the Company paid Benitec a total of $1.7 million and $2.4 million, respectively, during the three and six-months ended September 30, 2019.

(C) The University of Massachusetts Medical School Exclusive License Agreement
In December 2018, the Company, through its wholly owned subsidiary, ASG, and since August 2020, through its wholly owned subsidiary, ASI, entered into an exclusive license agreement (the "UMMS Agreement"), with the University of Massachusetts Medical School ("UMMS") pursuant to which the Company received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively. In October 2019, a certain development and regulatory milestone was achieved resulting in a $1.0 million payment due to UMMS. During the three and six-months ended September 30, 2020, the Company incurred $0.4 million and $0.8 million, respectively, of program-specific costs excluding development and regulatory milestones achieved related to AXO-AAV-GM1 and AXO-AAV-GM2 within research and development expenses in its unaudited condensed consolidated statements of operations, and $1.7 million and $2.7 million, respectively, during the three and six-months ended September 30, 2019. The Company paid a total of $12 thousand to UMMS during the three and six-months ended September 30, 2020 and $0.8 million and $1.8 million, respectively, during the three and six-months ended September 30, 2019.
Note 4—Long-term Investment
On February 13, 2019, the Company, through its wholly owned subsidiary, ASG, and since August 2020, through its wholly owned subsidiary, ASI, entered into a share subscription agreement (the "Subscription Agreement") to purchase up to approximately 8.1 million shares of nonredeemable convertible preferred stock of Arvelle Therapeutics B.V. ("Arvelle") in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by ASG to Arvelle. The first closing under the Subscription Agreement occurred on February 25, 2019 with the Company purchasing approximately 5.9 million nonredeemable convertible preferred shares of Arvelle, which was initially recorded at a fair value of $5.9 million and was capitalized as a long-term investment in the Company's consolidated balance sheet and recorded to other non-operating income in the Company's consolidated statement of operations. The Company also received the right to purchase up to approximately 2.2 million additional nonredeemable convertible preferred shares of Arvelle at a price of €0.00001 per share upon a potential future second closing under the Subscription Agreement. In May 2020, the Company fully exercised this right and purchased the approximately 2.2 million additional nonredeemable convertible preferred shares upon the closing of the second financing under the Subscription Agreement, which was recorded at a fair value of $2.2 million and was capitalized as a long-term investment in the Company's unaudited condensed consolidated balance sheet and recorded to other non-operating income in the Company's unaudited condensed consolidated statement of operations. The Company accounts for its investment in Arvelle in accordance with the provisions of ASC 321, "Investments - Equity Securities", and elected to use the measurement alternative therein. The investment will be remeasured upon future observable price change(s) in orderly transaction(s) or upon impairment, if any.
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

The Company leases office facilities in New York, New York, Durham, North Carolina and Princeton, New Jersey, with corresponding lease terms ending in January 2021, November 2022, and October 2020, respectively, whereby the last payment under the lease agreement for the office facility in New York, New York was made in September 2020. These leases are classified as operating leases in accordance with the provisions of Topic 842. The aggregate weighted-average remaining lease term and aggregate weighted-average discount rate were 2.1 years and 13.1%, respectively, for the Company's contractual rent obligations for operating leases as of September 30, 2020.
In August 2020, ASI entered into a lease agreement for an office facility in New York, New York for a five-year and six-month term expected to commence in December 2020. The total amount of undiscounted contractual rent obligations due under this lease agreement is approximately $1.5 million, net of abatement. This lease is classified as an operating lease in accordance with the provisions of Topic 842.
During the three months ended September 30, 2020 and 2019, the Company incurred $0.4 million and $0.5 million, respectively, and during the six months ended September 30, 2020 and 2019, the Company incurred $0.9 million and $0.9 million, respectively, in rent expense associated with contractual rent obligations for its operating leases. During the six months ended September 30, 2020 and 2019, the Company paid $0.9 million and $0.9 million, respectively, related to its contractual rent obligations associated with operating lease right-of-use assets. The following table provides a reconciliation of the Company's remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of September 30, 2020 (in thousands):

Fiscal Year Ending March 31,	Amount
2021	$26
2022	46
2023	31
2024	—
2025	—
Thereafter	—
Total undiscounted payments	103
Less: Present value adjustment	(14)
Present value of future payments	$89
Note 6—Accrued Expenses
As of September 30, 2020, and March 31, 2020, accrued expenses consisted of the following (in thousands):

	September 30, 2020	March 31, 2020
Research and development expenses	$5,469	$6,951
Salaries, bonuses and other compensation expenses	1,540	2,521
Legal expenses	214	704
Other expenses	614	1,143
Total accrued expenses	$7,837	$11,319
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

Note 8—Related Party Transactions
(A) Services Agreements:
In October 2014, and as amended in October 2015, February 2017 and June 2019, AGT, ASI and ASG entered into a services agreement (the "RSI Services Agreement") with Roivant Sciences, Inc. ("RSI"), a wholly owned subsidiary of RSL, under which RSI agreed to provide certain administrative and research and development services to AGT, ASI and ASG. Under the RSI Services Agreement, expenses of $22 thousand and $75 thousand, respectively, were incurred during the three and six-months ended September 30, 2020 and expenses of $48 thousand and $76 thousand, respectively, were incurred during the three and six-months ended September 30, 2019, inclusive of a predetermined mark-up.
(B) RSL Financing Participation:
In February 2020, the Company issued and sold 16,631,336 shares of common stock and pre-funded warrants to purchase up to 3,301,998 shares of common stock in a follow-on public offering, including 2,600,000 shares of common stock sold pursuant to the exercise of the underwriters' option to purchase additional shares, at an offering price of $3.75 per share and $3.74999 per pre-funded warrant, including 5,333,333 shares issued and sold to RSL. The net proceeds to the Company were approximately $70.8 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 9(B)).
Note 9—Stockholders' Equity
(A) Overview:
AGT's Memorandum of Association, filed on October 31, 2014 in Bermuda, authorized the issuance of one class of shares. The total number of shares authorized was 1,000,000,000 with a par value per share of $0.00001 at September 30, 2020. Sio's Certificate of Incorporation filed with the State of Delaware on November 12, 2020 authorizes the issuance of up to a total of 1,010,000,000 shares, of which 1,000,000,000 shares are common stock with a par value of $0.00001 per share and 10,000,000 shares are preferred stock with a par value of $0.00001 per share (see Notes 1 and 12). A 1-for-8 reverse stock split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders, which reduced the number of shares issued and outstanding from approximately 182.2 million to 22.8 million as of March 31, 2019. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse stock split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.
(B) Transactions:
During the six months ended September 30, 2020 and September 30, 2019, expenses of $75 thousand and $76 thousand, respectively, were incurred by RSI on behalf of the Company and were recorded as capital contributions (see Note 8(A)).
In February 2020, the Company issued and sold 16,631,336 shares of common stock and pre-funded warrants to purchase up to 3,301,998 shares of common stock in a follow-on public offering, including 2,600,000 shares of common stock sold pursuant to the exercise of the underwriters' option to purchase additional shares, at an offering price of $3.75 per share and $3.74999 per pre-funded warrant, including 5,333,333 shares issued and sold to RSL. The net proceeds to the Company were approximately $70.8 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 8(B)).The pre-funded warrants do not expire and are immediately exercisable except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The pre-funded warrants are classified as equity in accordance with ASC 480, "Distinguishing Liabilities from Equity", and the fair value of the pre-funded warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. As of September 30, 2020, none of the pre-funded warrants had been exercised.
During the six months ended September 30, 2020, the Company engaged SVB Leerink LLC as its agent to sell shares of the Company's common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC receives compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common stock sold. As of September 30, 2020, the Company sold approximately 7.6 million shares of its common stock for total proceeds of approximately $24.0 million, net of brokerage fees, under this program, and subsequent to September 30, 2020, the Company has sold approximately 1.2 million shares of its common stock for total proceeds of approximately $5.1 million, net of brokerage fees (see Note 12).

Note 10—Stock-Based Compensation
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017 (the "2015 Plan"). A 1-for-8 reverse stock split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders. The reverse stock split reduced the number of shares authorized for issuance, the number of shares available for issuance, and the number of options outstanding under the 2015 Plan from approximately 24.8 million to 3.1 million, from approximately 8.4 million to 1.0 million, and from approximately 15.4 million to 1.9 million, respectively, as of March 31, 2019. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse stock split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected. In April 2020, the number of shares of common stock authorized for issuance under the 2015 Plan increased automatically to approximately 5.6 million shares in accordance with the terms of the 2015 Plan. Under the 2015 Plan at September 30, 2020, a total of 2.1 million shares of common stock were available for future grant, RSUs for approximately 0.9 million shares were outstanding, and options to purchase approximately 2.2 million shares were outstanding with a weighted-average exercise price of $12.30 per share.
Stock options granted under the 2015 Plan provide option holders, if approved by the Board of Directors, the right to exercise their options prior to vesting. In the event that an option holder exercises the unvested portion of any option, such unvested portion will be subject to a repurchase option held by the Company at the lower of (1) the fair market value of its common stock on the date of repurchase and (2) the exercise price of the options. Any common stock underlying such unvested portion will continue to vest in accordance with the original vesting schedule of the option.
(A) Equity Awards:
During the six months ended September 30, 2020 and 2019, the Company granted options to purchase a total of 0.4 million shares and 1.5 million shares, respectively, of its common stock, with weighted-average exercise prices of $3.45 and $8.15, respectively, and estimated grant date fair values of $1.1 million and $7.6 million, respectively, under the 2015 Plan. Stock-based compensation expense is included in research and development and general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Time-based stock options granted to the Company's employees vest over a period of four years with 25% of the shares of common stock underlying the option vesting on the first anniversary of the vesting commencement date and the remainder vesting in 12 quarterly installments thereafter, subject to continuing service. Initial stock options granted to the Company's non-employee directors vest in equal installments on the first, second and third anniversaries of the vesting commencement date, and stock options subsequently granted annually to the Company's non-employee directors vest fully on the first anniversary of the vesting commencement date, each subject to continuous service. The stock options granted to employees during the six months ended September 30, 2019 include options with market-based performance conditions to purchase 0.4 million shares of common stock, with a weighted-average exercise price of $8.07 per share and corresponding estimated grant date fair value of $1.2 million which was estimated using Monte Carlo Simulation methods under the income approach. There were no options with market-based performance conditions granted during the six months ended September 30, 2020. As of September 30, 2020, options with market-based performance conditions to purchase 0.4 million shares of common stock with a weighted-average exercise price of $9.01 per share were outstanding. The market-based performance options vest based on the trading price for the Company’s common stock exceeding certain closing price thresholds. As of September 30, 2020, stock options with market-based performance conditions to purchase approximately 19 thousand shares of common stock with a weighted-average exercise price of $11.68 per share were outstanding and vested.
During the six months ended September 30, 2020 and September 30, 2019, the Company granted RSUs for a total of 1.0 million and 0.3 million shares of common stock, respectively, with an aggregate grant date fair value of $3.4 million and $2.6 million, respectively, to its employees under the 2015 Plan. RSUs granted during the six months ended September 30, 2020 are scheduled to vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service. One half of the RSUs granted during the six months ended September 30, 2019 vested on January 31, 2020, and the remainder vested on July 31, 2020, subject to continuous service.
The Company recorded total stock-based compensation expense of $1.1 million and $2.7 million, respectively, for the three and six-months ended September 30, 2020 and $1.1 million and $3.1 million, respectively, for the three and six-months ended September 30, 2019, related to options and RSUs granted to its employees, directors and consultants. The stock-based compensation expense was recorded as research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. At September 30, 2020, total unrecognized compensation expense related to non-vested outstanding equity awards related to options and RSUs granted to its employees, directors and consultants was $7.3 million, which is expected to be recognized over the remaining weighted-average service period of 2.44 years.

(B) Stock-Based Compensation for Related Parties:
(1) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options. The Company recorded stock-based compensation expense (benefit) of $9 thousand and $34 thousand, respectively, for the three and six-months ended September 30, 2020 and $(0.2) million and $(0.1) million, respectively, for the three and six-months ended September 30, 2019, related to these awards.
Note 11—Commitments and Contingencies
As of September 30, 2020, the Company had entered into commitments under the Oxford Agreement (see Note 3(A)), the UMMS Agreement (see Note 3(C)), the services agreements with RSI and RSG (see Note 8(A)), and agreements to rent office space (see Note 5). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30 days written notice, unless otherwise indicated.
In June 2019, the Company entered into a manufacturing services agreement with a third-party for the manufacture of cGMP grade viral vector. The parties agreed that the Company’s obligation under the agreement was €0.9 million, which was fully paid by November 2020, upon which the agreement terminated.
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
Note 12—Subsequent Events
On October 2, 2020, AGT filed the S-4 Registration Statement with the SEC in connection with a domestication under Section 388 of the General Corporation Law of the State of Delaware and a discontinuance under Sections 132G and 132H of the Companies Act 1981 of Bermuda, with AGT’s jurisdiction of incorporation changing from Bermuda to the State of Delaware. On October 5, 2020, the Board of Directors of AGT approved the Domestication, and on November 12, 2020, (i) the SEC declared the S-4 Registration Statement effective, (ii) each of the Certificate of Domestication and the Certificate of Incorporation of Sio were filed in the State of Delaware, and (iii) a notice of discontinuance was filed in Bermuda. On November 13, 2020, the Company’s common stock began to trade on Nasdaq under the symbol “SIOX”, and the Company continues to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and applicable rules of Nasdaq.
Subsequent to September 30, 2020, the Company has sold approximately 1.2 million shares of its common stock for total proceeds of approximately $5.1 million, net of brokerage fees, through SVB Leerink LLC.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the interim unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2020, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on June 10, 2020. In November 2020, Axovant Gene Therapies Ltd. changed its jurisdiction of incorporation from Bermuda to Delaware and changed its corporate name to Sio Gene Therapies Inc., which we refer to collectively as the Domestication. Unless the context requires otherwise, references in this report to "Sio", the "Company," "we," "us," and "our" refer to (i) Axovant Gene Therapies Ltd. and its subsidiaries prior to the Domestication and (ii) Sio Gene Therapies Inc. and its subsidiaries after the Domestication. In addition, all references to “common stock” on or before the Domestication refer to the common shares of Axovant Gene Therapies Ltd., and all such references after the Domestication refer to the common stock of Sio.

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
Overview
We are a clinical-stage company focused on developing gene therapies to radically transform the lives of patients with neurodegenerative diseases. We currently have three clinical-stage programs: (i) the AXO-Lenti-PD program for the treatment of Parkinson's disease, which is comprised of the first generation ProSavin® in which 15 patients were previously dosed in a Phase 1/2 study, and the second generation AXO-Lenti-PD in which we have dosed two patients in Cohort 1 of the dose-escalation study and four patients in Cohort 2; (ii) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which five patients have been dosed in the juvenile (Type II) low-dose cohort of stage 1, and we have dosed the first juvenile (Type II) patient in the higher dose cohort of the study and expect to continue to dose Type II patients and initiate the low-dose infantile (Type I) patients in calendar year 2020; and (iii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) in which two expanded access patients have been dosed under an investigational new drug ("IND") application sponsored by the University of Massachusetts Medical School ("UMMS"). In addition, in November 2020, we obtained clearance from the FDA for our IND application, which will allow us to dose patients beginning in calendar 2021.
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
The Domestication
We are continuing our corporate transformation to align corporate structure and governance with current and future business activity. On November 12, 2020, Axovant Gene Therapies Ltd. discontinued as a Bermuda exempted company pursuant to Section 132G of the Companies Act 1981 of Bermuda, and pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), continued its existence under the DGCL as a corporation named Sio Gene Therapies Inc. organized in the State of Delaware. This transaction is referred to as the Domestication. The Domestication effected a change in our jurisdiction of incorporation, and other changes of a legal nature, including changes in our organizational documents. Our consolidated business, operations, assets and liabilities did not change upon effectiveness of the Domestication. However, following the Domestication, the principal executive offices and registered offices of Sio are located at 11 Times Square, 33rd Floor, New York, New York 10036, and the telephone number for Sio at its principal executive offices is 1-877-746-4891. The fiscal year end of Sio Gene Therapies Inc. following the Domestication remains at March 31. In addition, our directors and executive officers immediately after the Domestication were the same individuals who were directors and executive officers, respectively, immediately prior to the Domestication.

In the Domestication, each of our currently issued and outstanding common shares automatically converted by operation of law, on a one-for-one basis, into shares of Sio common stock. Consequently, upon the effectiveness of the Domestication, each holder of an Axovant Gene Therapies Ltd. common share instead holds a share of Sio common stock representing the same proportional equity interest in Sio as that shareholder held in Axovant Gene Therapies Ltd. and representing the same class of shares. The number of shares of Sio common stock outstanding immediately after the Domestication is the same as the number of common shares of Axovant Gene Therapies Ltd. outstanding immediately prior to the Domestication. In connection with the Domestication, we adopted a new certificate of incorporation, bylaws and form of common stock certificate, copies of which are filed herewith as Exhibits 3.1, 3.2 and 4.1, respectively.
In addition, we plan to reduce significantly the number of our subsidiaries by and subsequent to March 31, 2021 as part of our reorganization to align our corporate structure with current and future business activity. Following the reorganization, we expect to have three direct and indirect wholly-owned subsidiaries: Axovant Holdings Limited, an entity organized under the laws of England and Wales; Axovant Sciences GmbH, an entity organized under the laws of Switzerland; and Axovant Sciences Europe Limited, an entity organized under the laws of Ireland.
COVID-19 Business Update
We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive efforts to minimize the risks to the health and safety of our patients, study investigators and employees, as well as to maintain business continuity. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our employees, effective March 16, 2020. We believe that the measures we are implementing are appropriate, reflecting both regulatory and public health guidance, to maintain business continuity. We will continue to closely monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate.
In the conduct of our business activities, we are also taking actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. We are continuing to evaluate clinical trial site initiations and patient enrollment on a case-by-case and patient-by-patient basis in coordination with clinical trial investigators and site staff. Some clinical trial sites, both within the United States and the United Kingdom, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. Our clinical trial progression, dosing, patient enrollment and related activities may be delayed, and reporting of some clinical data may be incomplete or delayed if patients enrolled in our clinical trials are unable to fully participate in all necessary measurement protocols, due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic, or restrictions imposed by institutions or local, state or national governments, among other factors. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, patients in our clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 are infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic. Additionally, our clinical trial for AXO-Lenti-PD can involve elderly patients with advanced disease who may be unable to participate in clinical assessments at our research sites in the United Kingdom. For example, because of the COVID-19 pandemic and a patient refusal, two out of four patients in the second cohort of our Phase 2 clinical trial of AXO-Lenti-PD at our United Kingdom clinical trial sites were unable to participate in Unified Parkinson’s Disease Rating Scale ("UPDRS") assessments and the mandatory washout of background levodopa therapy at the six-month time point. However, all four of these subjects were able to complete all other efficacy assessments at the six-month timepoint, including the patient-recorded Hauser diaries. We are working with sites and investigators to ensure safe and ethical data collection at future time points through the pandemic in accordance with regulatory guidance. While the COVID-19 pandemic has not resulted in a significant delay to our clinical development timelines to-date, the global pandemic of COVID-19 continues to evolve rapidly, and could materially impact our clinical development and any future commercialization timelines.

Our business could also be harmed by health epidemics wherever we have business operations, including operations of third-party manufacturers, contract research organizations ("CROs") and other third parties upon whom we rely. Axovant Sciences, Inc. ("ASI") is based in New York City, we have business operations in North Carolina and certain of our contract manufacturers are located in Europe. We are also dependent on an international supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. While the COVID-19 pandemic has not adversely impacted our business operations, international supply chain, productivity or clinical development timelines to-date, the effects of executive orders issued by numerous U.S. state governments, including the State of New York and surrounding states, which have imposed continuing aggressive orders, health directives and recommendations to reduce the spread of the disease, including shelter-in-place directives and executive orders directing that all non-essential businesses close their physical operations, as well as our work-from home policies, may negatively impact productivity, disrupt our business or international supply chain and delay our clinical programs and timelines in the future, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
The spread of COVID-19 may also materially affect us economically in the future. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could harm our business and the value of our common stock.
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
Our Product Pipeline
The following table summarizes the status of our gene therapy development programs. Our wholly owned subsidiary, ASI, holds global commercial rights to each of the following programs:

Gene Therapy Program	Clinical Indication	Clinical Development Stage

AXO-Lenti-PD	Parkinson's disease	Phase 2

AXO-AAV-GM1	GM1 gangliosidosis	Phase 1/2

AXO-AAV-GM2	GM2 gangliosidosis (including	Phase 1/2
Tay-Sachs and Sandhoff diseases)

AXO-Lenti-PD Program
Overview
AXO-Lenti-PD is an in vivo lentiviral gene therapy investigational product candidate currently being developed as a potential one-time treatment of Parkinson’s disease. We licensed the worldwide development and commercialization rights to AXO-Lenti-PD and ProSavin from Oxford BioMedica (UK) Ltd. ("Oxford"), under an exclusive license agreement entered into in June 2018 (the "Oxford Agreement"). Currently, we have six years of data on 15 patients dosed in a Phase 1/2 clinical trial of ProSavin and 12-month data on two patients dosed in Cohort 1 of the Phase 2 clinical trial of the SUNRISE-PD study. We reported six-month data from the four patients dosed in Cohort 2 of the SUNRISE-PD study in October 2020.
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
Phase 1/2 Clinical Trial of ProSavin
ProSavin was evaluated for safety and efficacy in a Phase 1/2 study in patients with advanced Parkinson's disease by Oxford. In this study, ProSavin was observed to be well-tolerated with sustained improvements on motor function as measured by the UPDRS Part III (motor) score in the state "OFF" levodopa medication, which we refer to as UPDRS Part III "OFF." The Phase 1/2 clinical trial was conducted at sites in the United Kingdom ("U.K.") and France on a total of 15 patients with advanced Parkinson's disease. Three target dose levels of ProSavin were assessed in four patient cohorts: Low Dose: 1.9 × 107 transducing units ("TU") in Cohort 1 (n=3); Mid Dose: 4.0 × 107 TU in Cohorts 2a (n=3) and 2b (n=3); High Dose: 1.0 × 108 TU in Cohort 3 (n=6). Cohorts 2b and 3 underwent a modified delivery method to increase the rate of delivery of the viral vector. The primary endpoints were the number and severity of adverse events as well as the UPDRS Part III "OFF" scores at six months after gene therapy administration. No serious adverse events related to ProSavin or the surgical procedure were reported. Reported adverse events were generally mild and related to either Parkinson's disease progression or L-dopa-induced dyskinesias that were ameliorated with reduction of L-dopa administration. The most common adverse events in the first 12 months were dyskinesia (n=11 subjects), "on-off" motor fluctuations (n=9), headache (n=4), and akinesia (n=3).
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

The design of the SUNRISE-PD study is an open label dose-escalation portion studying multiple potential dose levels. Once the optimal dose has been determined in the dose-escalation study, a Phase 2 sham-controlled study will be conducted with patients randomized either to an active group receiving the optimal dose as determined in the SUNRISE-PD study, or a control group undergoing an imitation "sham" surgical procedure. We will only be able to initiate the randomized, sham-controlled Phase 2 study after we and our partner Oxford have successfully completed a suspension-based manufacturing process. Based on information received from our manufacturing partner, Oxford, in October 2020 regarding delays in CMC data and third-party fill/finish issues, the development of a suspension-based manufacturing process for AXO-Lenti-PD will take longer than expected. As a result, we believe that it is unlikely that our planned randomized, sham-controlled trial of AXO-Lenti-PD will enroll patients by the end of calendar year 2021. Manufacturing of several GMP batches is now underway and planned at Oxford with a goal of generating material for use in future clinical trials as soon as possible. We expect to provide an update on program timelines in the first quarter of 2021 or as program timelines are clarified.
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
In January 2020, we reported 12-month data from Cohort 1 in the open-label, dose-escalation SUNRISE-PD Phase 2 study. AXO-Lenti-PD was observed to be generally well tolerated, with no serious adverse events attributable to the gene therapy. At month 12, the patients experienced an average improvement from baseline in UPDRS III (motor) score, in the state "OFF" levodopa therapy, of 22 points, representing an average improvement of 37% from baseline. Individual patient improvements from baseline at 12 months of 20 points and 24 points were observed (from 58 to 38 and from 60 to 36, respectively). Previously, at six months post-dosing, these patients demonstrated an average 17-point change from baseline, or 29% improvement, on the same scale. Improvement in the UPDRS Part III “OFF” score in Cohort 1 and Cohort 2 exhibited evidence of dose response when compared to the low (n="3"), medium (n="6"), and high (n="6") dose cohorts of ProSavin that were previously evaluated in a separate Phase 1/2 study at six months, as follows:
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

We dosed the first patient in Cohort 2 of the SUNRISE-PD clinical study in April 2019 and the last (fourth) patient in February 2020. The target dose being tested in Cohort 2 is 1.4×107 TU, which is three times higher than the dose used in Cohort 1. In October 2020, we reported that all of the four patients in the cohort were able to complete the evaluations that do not require an inpatient visit (Hauser diary, Levodopa Equivalent Daily Dose), and only two of the four were able to complete the UPDRS Part II and III evaluations – one patient refused this evaluation and the other was not able to be seen in the clinic since it was closed due to COVID-19 response measures. AXO-Lenti-PD was observed to be generally well tolerated, with no serious adverse events attributable to the gene therapy. At month 6, the patients experienced an average improvement from baseline in UPDRS Part III (motor) score, in the state "OFF" levodopa therapy, of 21 points, representing an average improvement of 40% from baseline. Individual patient improvements from baseline at 6 months of 22 and 19 points were observed. Similarly, at six months, the patients experienced an improvement in the UPDRS Part II (quality of life) of 14 points, which represents a 71% improvement. Individual patients’ improvement from baseline were 12 and 15 points. The Hauser diary was completed by all four patients and demonstrated an improvement from baseline of 2.3 hours in OFF time and 2.2 hours in good ON time.
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
AXO-AAV-GM1 is currently being evaluated in an IND overseen by the NIH. We presented an update from the first child dosed with AXO-AAV-GM1 in the fourth quarter of calendar year 2019, who was observed to have clinically significant improvements from baseline gene transfer to six month follow-up based on neurological exam, the Vineland-3 scale, Clinical Global Impression assessments, and nutritional status. The Vineland-3 scale is an individually administered measure of adaptive behavior that is widely used to assess individuals with intellectual, developmental, and other disabilities. In addition, AXO-AAV-GM1 was observed to be generally well tolerated with four treatment emergent adverse events, of which two were considered possibly related (increased Fibrin D dimer and increased AST, both of which resolved with no clinical sequelae), and no reports of serious adverse events related to the investigational gene therapy or intravenous administration of the vector. We have completed the enrollment and dosing of the five Type II patients in the low-dose cohort in Stage 1 of the registrational study of both Type I and Type II GM1 patients and expect initial data on the first cohort to be available during the fourth quarter of calendar year 2020. An IND amendment was cleared to expand the registrational study protocol to include infantile (Type I) GM1 patients, the population most severely affected by the disease, and to evaluate a higher dose level for both Type I and Type II patients. In the second half of calendar year 2020, we expect to complete dosing in the high-dose cohort of Type II patients and the low-dose cohort of Type I patients in Stage 1 of the AXO-AAV-GM1 clinical program. In October 2020, the FDA granted Rare Pediatric Disease designation to AXO-AAV-GM1.
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
We submitted an IND to the FDA in late calendar year 2019 to support the initiation of our registrational clinical trial in patients with GM2 gangliosidosis. Following the review of the IND, the FDA did not raise concerns related to animal toxicology or safety from the investigator-sponsored (UMMS) study. Rather, due to chemistry, manufacturing and controls and device-related questions posed by the FDA, the FDA placed the IND on clinical hold. In January 2020, we provided responses to the questions posed by the FDA, and in November 2020, the clinical hold was lifted by the FDA. In October 2020, the FDA granted Rare Pediatric Disease Designation to AXO-AAV-GM2.

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
Our Key Agreements
Oxford BioMedica License Agreement
In June 2018, we, through our wholly owned subsidiary, Axovant Sciences GmbH ("ASG"), and since August 2020, through our wholly owned subsidiary, ASI, entered into the Oxford Agreement, pursuant to which we received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. In June 2018, as partial consideration for the license, we made an upfront payment to Oxford of $30.0 million, $5.0 million of which was applied as a credit against the process development work and clinical supply that Oxford is obligated to provide to us over the term of the Oxford Agreement. Under the terms of the Oxford Agreement, we could be obligated to make payments to Oxford totaling up to $55.0 million upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones. In April 2019, certain development milestones were achieved resulting in a $13.0 million net payment due to Oxford. We will also be obligated to pay Oxford a tiered royalty from 7% to 10%, based on yearly aggregate net sales of the underlying gene therapy products, subject to specified reductions upon the occurrence of certain events as set forth in the Oxford Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country.

We are solely responsible, at our expense, for all activities related to the development and commercialization of the gene therapy products. Pursuant to the Oxford Agreement, we are required to use commercially reasonable efforts to develop, obtain regulatory approval of, and commercialize a gene therapy product in the United States and at least one major market country in Europe. In addition, we are required to meet certain diligence milestones and to include at least one U.S.-based clinical trial site in a pivotal study of a gene therapy product. If we fail to meet any of these specified development milestones, we may cure such failure by paying Oxford certain fees, which range from $0.5 million to $1.0 million. In July 2020, we entered into a three-year clinical supply agreement with Oxford for the manufacturing and supply of cGMP batches to support the ongoing and future clinical development of AXO-Lenti-PD. If Oxford completes the development of a suspension-based manufacturing process, and successfully produces clinical supplies for our studies, we anticipate that future commercial supply for the AXO-Lenti-PD program will be manufactured by Oxford in accordance with a separate cGMP commercial supply agreement to be negotiated between the parties. We have the right to terminate the Oxford Agreement at any time upon two months' advance written notice prior to the first commercial sale of a product, or for a specified period of advance written notice after the first commercial sale of a product. Either party may terminate the Oxford Agreement for the other party's uncured material breach or with respect to a failure to make a required payment.
The University of Massachusetts Medical School Exclusive License Agreement
In December 2018, we, through our wholly owned subsidiary, ASG, and since August 2020, through our wholly owned subsidiary, ASI, entered into an exclusive license agreement (the "UMMS Agreement") with UMMS pursuant to which we received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). This license is exclusive with respect to patents and biological materials and non-exclusive with respect to know-how and is subject to UMMS' retained rights for academic research, teaching and non-commercial patient care purposes, as well as to certain pre-existing rights of the U.S. government.
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
Unallocated internal costs include:
•stock-based compensation expense for research and development personnel, including expense related to common share awards and option awards issued by RSL, to its employees and employees of its wholly owned subsidiaries, as well as to certain of our employees;
•personnel-related expenses, which include employee-related expenses, such as salaries, benefits and travel expenses, for research and development personnel; and
•other expenses, which includes the cost of consultants who assist with our research and development but are not allocated to a specific program.
Research and development activities will continue to be central to our business model and will vary significantly based upon the success of our programs and the achievement of milestones requiring payments to our partners, Oxford and UMMS. For the three and six-months ended September 30, 2020 and September 30, 2019, the majority of our research and development expenses were associated with our gene therapy product candidates, including development milestones achieved. We expect our research and development expenses to fluctuate over the near term depending on the progression of our gene therapy product candidates currently under development and as associated costs are incurred.
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
General and Administrative Expense
General and administrative expenses consist primarily of stock-based compensation, legal and accounting fees, consulting services, and employee-related expenses, such as salaries, benefits and travel expenses, for general and administrative personnel.
We anticipate that our general and administrative expenses will at least approximate those incurred during the six months ended September 30, 2020 in the near term.
Results of Operations for the Three and Six-Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three and six-months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Operating expenses:
Research and development expenses
(includes stock-based compensation expense of $458 and $409 for the three months ended September 30, 2020 and 2019 and $1,021 and $1,130 for the six months ended September 30, 2020 and 2019, respectively)	$5,058	$6,833	$(1,775)	$10,252	$27,923	$(17,671)
General and administrative expenses
(includes stock-based compensation expense of $650 and $482 for the three months ended September 30, 2020 and 2019 and $1,677 and $1,896 for the six months ended September 30, 2020 and 2019, respectively)	4,491	5,051	(560)	9,131	11,519	(2,388)
Total operating expenses	9,549	11,884	(2,335)	19,383	39,442	(20,059)
Interest expense	1	1,313	(1,312)	797	2,871	(2,074)
Other expense (income)	580	560	20	(1,486)	(537)	(949)
Loss before income tax (benefit) expense	(10,130)	(13,757)	3,627	(18,694)	(41,776)	23,082
Income tax (benefit) expense	(146)	127	(273)	(116)	165	(281)
Net loss	$(9,984)	$(13,884)	$3,900	$(18,578)	$(41,941)	$23,363

Research and Development Expenses
Our research and development expenses during the three and six-months ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Program-specific costs:
AXO-Lenti-PD	$1,729	$2,723	$(994)	$3,387	$17,123	$(13,736)
AXO-AAV-GM1 and AXO-AAV-GM2	415	1,702	(1,287)	800	2,702	(1,902)
Discontinued AXO-AAV-OPMD program	—	367	(367)	—	2,143	(2,143)
Discontinued small molecule programs	(172)	(856)	684	(172)	(745)	573
Unallocated internal costs:
Stock-based compensation expense	458	409	49	1,021	1,130	(109)
Personnel-related	1,680	1,534	146	3,640	3,684	(44)
Other	948	954	(6)	1,576	1,886	(310)
Total research and development expenses	$5,058	$6,833	$(1,775)	$10,252	$27,923	$(17,671)
Research and development expenses decreased by $1.8 million from $6.8 million for the three months ended September 30, 2019 to $5.1 million for the three months ended September 30, 2020. The current period decrease was primarily due to (i) lower AXO-Lenti-PD clinical expenses as the enrollment of Cohort 2 was completed in February 2020, (ii) reduced costs of $0.7 million while awaiting FDA clearance of the IND for the AXO-AAV-GM2 program, and (iii) a $0.5 million reversal of an accrual for manufacturing development services for our AXO-AAV-GM1 and AXO-AAV-GM2 programs under an agreement that was terminated.
Research and development expenses were $10.3 million for the six months ended September 30, 2020 compared to $27.9 million for the six months ended September 30, 2019. Excluding the net amount of $13.0 million due to Oxford for a development milestone achieved for the AXO-Lenti-PD program in the prior year period as well as a decrease of $2.1 million of expenses associated with our discontinued legacy AXO-AAV-OPMD program that was terminated in September 2019, research and development expenses decreased by $2.6 million in the current year period. The current period decrease was primarily due to (i) reduced costs of $1.0 million while awaiting FDA clearance of the IND for the AXO-AAV-GM2 program, (ii) a $0.8 million payment in the prior year period to UMMS for reaching a manufacturing milestone for the AXO-AAV-GM1 program, and (iii) a $0.5 million reversal of an accrual for manufacturing development services for our AXO-AAV-GM1 and AXO-AAV-GM2 programs under an agreement that was terminated.
General and Administrative Expenses
General and administrative expenses were $4.5 million for the three months ended September 30, 2020 compared to $5.1 million for the three months ended September 30, 2019, with the decrease of $0.6 million primarily related to reductions in personnel costs (including severance) attributable to reduced headcount.
General and administrative expenses were $9.1 million for the six months ended September 30, 2020 compared to $11.5 million for the six months ended September 30, 2019, with the decrease of $2.4 million primarily related to reductions in (i) personnel costs (including severance) of $1.3 million and stock-based compensation expense of $0.2 million attributable to reduced headcount, and (ii) pharmaceutical market research expenses of $0.6 million.
Interest Expense
Interest expense was $0.0 million and $0.8 million for the three and six-months ended September 30, 2020, and $1.3 million and $2.9 million for the three and six-months ended September 30, 2019, which consisted of interest paid and the amortization of debt discount related to our loan and security agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules"), and also included a loss on extinguishment of debt of approximately $0.5 million during the three months ended June 30, 2020, whereby in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due. Additionally, we prepaid approximately $15.7 million of outstanding principal due without penalty in connection with the November 2019 amendment of the Loan Agreement with Hercules.

Other Expense (Income)
Other expense was $0.6 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. Other expense for the three months ended September 30, 2020 consisted primarily of foreign exchange losses. Other expense for the three months ended September 30, 2019 included $0.8 million of foreign exchange losses, partially offset by interest income and sublease income.
Other income was $(1.5) million for the six months ended September 30, 2020 compared to $(0.5) million for the six months ended September 30, 2019. The six months ended September 30, 2020 included income of approximately $(2.2) million associated with the exercise of a right to purchase convertible preferred stock that was received as compensation for services provided and certain intangible assets, partially offset by foreign exchange losses. Other income for the six months ended September 30, 2019 consisted primarily of interest income and sublease income.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common stock and pre-funded warrants, as well as borrowings under our credit facilities. As of September 30, 2020, we had $63.2 million of cash and cash equivalents available to us, and in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due under the Loan Agreement with Hercules.
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
As of September 30, 2020, our cash and cash equivalents totaled $63.2 million and our accumulated deficit was $777.2 million. For the six months ended September 30, 2020 and the fiscal year ended March 31, 2020, we incurred net losses of $18.6 million and $72.6 million, respectively. As of September 30, 2020, we had $10.0 million of non-interest-bearing current liabilities due within one year.
Until such time, if ever, as we can generate substantial revenue from sales of our products in development, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. We cannot ensure that financing will be available in the amounts we need or on terms acceptable to us, if at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the evolving effects of the COVID-19 pandemic. In addition, extreme price and volume fluctuations in the stock market in general, and the Nasdaq Global Select Market, in particular, have resulted in volatile and sometimes decreased stock prices for many companies, including us. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance, and impact our ability to raise sufficient additional capital on acceptable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations into the fourth calendar quarter of 2021, which raises substantial doubt about our ability to continue as a going concern.
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
At-the-Market Equity Offering Program
We have engaged SVB Leerink LLC as our agent to sell shares of our common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our common stock, or in periods prior to the Domestication, our common shares, sold. As of September 30, 2020, we sold approximately 7.6 million common shares for total proceeds of approximately $24.0 million, net of brokerage fees, under this program, and subsequent to September 30, 2020, we have sold approximately 1.2 million common shares for total proceeds of approximately $5.1 million, net of brokerage fees.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Six Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(25,323)	$(36,477)
Net cash used in investing activities	(130)	(174)
Net cash provided by (used in) financing activities	7,872	(10,093)

Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and stock-based compensation expenses, as well as the effect of changes in working capital and other activities.
For the six months ended September 30, 2020, net cash used in operating activities was $25.3 million and was primarily attributable to a net loss of $18.6 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, a realized non-cash gain of $2.2 million associated with an investment in convertible preferred stock, net decreases in accrued expenses of $3.5 million and accounts payable of $2.2 million, and an increase in prepaid expenses of $2.4 million, which were partially offset by $2.7 million of non-cash stock-based compensation expense.
For the six months ended September 30, 2019, net cash used in operating activities was $36.5 million and was primarily attributable to a net loss of $41.9 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, which was partially offset by $3.0 million of non-cash stock-based compensation expense, $1.5 million of non-cash depreciation and amortization expense, and a net decrease in prepaid expenses and other current assets of $1.4 million.
Investing Activities
Cash used in investing activities was $130 thousand and $174 thousand for the six months ended September 30, 2020 and 2019, respectively, and related to purchases of software, equipment and computers.
Financing Activities
For the six months ended September 30, 2020, net cash provided by financing activities was approximately $7.9 million and consisted primarily of $23.5 million of net proceeds from the issuance and sale of our common shares under our share sales agreement with SVB Leerink LLC, partially offset by $15.7 million of principal payments made on long-term debt. For the six months ended September 30, 2019, net cash used in financing activities was approximately $10.1 million and consisted primarily of principal payments made on long-term debt.
Contractual Obligations
Our contractual obligations did not materially change during the six months ended September 30, 2020 as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2020, except that (i) in April 2020, we prepaid the remaining principal balance of $15.7 million of outstanding principal, together with $0.3 million of accrued interest, fees and other amounts, due under the Loan Agreement with Hercules, and (ii) in August 2020, ASI entered into a lease agreement for an office facility in New York, New York for a five-year, six-month term expected to commence in December 2020, with a total amount of undiscounted contractual rent obligations due of approximately $1.5 million, net of abatement, over the term of the lease.
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

Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 2, "Summary of Significant Accounting Policies," to our audited consolidated financial statements in our Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are "critical accounting estimates." We believe that our estimates relating to stock-based compensation for stock options granted, research and development accruals, income taxes and our ability to continue as a going concern have the greatest potential impact on our consolidated financial statements and consider these to be our critical accounting policies and estimates and are "critical accounting estimates." There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates described in our Annual Report.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of September 30, 2020, we had cash and cash equivalents of $63.2 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sio Gene Therapies Inc. have been detected.

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

Item 1A.         Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed, and the trading price of our common stock could decline. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
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
•initiate and continue relationships with third-party suppliers and manufacturers, including Oxford BioMedica (UK) Ltd. ("Oxford"), Viralgen Vector Core, S.L. and other third-party cGMP manufacturers, and have clinical and commercial quantities of our gene therapy product candidates manufactured at acceptable cost and quality levels;
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
Our business could be harmed by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States. Axovant Sciences, Inc. is based in New York City, we have business operations in North Carolina and certain of our contract manufacturers are located in Europe. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Numerous U.S. state governments, including the State of New York and surrounding states, have imposed continuing aggressive orders, health directives and recommendations to reduce the spread of the disease, including shelter-in-place directives and executive orders directing that all non-essential businesses close their physical operations and implement work-from-home schedules. We have implemented work-from-home policies for all employees of Axovant Sciences, Inc. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
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

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical trial progression, dosing, patient enrollment and related activities may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic, and reporting of some clinical data may be incomplete or delayed if patients enrolled in our clinical trials are unable to fully participate in all necessary measurement protocols as a result of any such hospital resource prioritization, patient participation concerns or other factors associated with the COVID-19 pandemic. Federal, state, and local guidelines for reopening in the United States and United Kingdom, where our clinical trials are being run, may negatively impact our ability to enroll additional patients in any of our clinical programs. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, patients in our clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 are infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic. Additionally, our clinical trial for AXO-Lenti-PD can involve elderly patients with advanced disease who may be unable to participate in clinical assessments at our research sites in the United Kingdom. For example, because of the COVID-19 pandemic and a patient refusal, two out of four patients in the second cohort of our Phase 2 clinical trial of AXO-Lenti-PD at our United Kingdom clinical trial sites were unable to participate in Unified Parkinson’s Disease Rating Scale assessments and the mandatory washout of background levodopa therapy at the six-month time point. However, all four of these subjects were able to complete all other efficacy assessments at the six-month timepoint, including the patient-recorded Hauser diaries. The Company is working with sites and investigators to ensure safe and ethical data collection at future time points through the pandemic in accordance with regulatory guidance. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions or local, state or national governments, could adversely impact our clinical trial operations.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could harm our business and the value of our common stock.
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

This business plan requires us to be successful in a number of challenging, uncertain and risky activities, including pursuing development of our newly licensed gene therapy product candidates in indications for which we have limited or no human clinical data, designing and executing a nonclinical and/or clinical development program for our newly licensed product candidates, building internal or outsourced gene therapy capabilities, converting early stage gene therapy research efforts into clinical development opportunities, identifying additional promising new assets for development that are available for acquisition or in-license and that fit our strategic focus and identifying potential partners to collaborate on our products. We may not be successful at one or more of the activities required for us to execute this business plan. In addition, we are also continuing to consider other strategic alternatives, such as mergers, acquisitions, divestitures, joint ventures, partnerships and collaborations. We cannot be sure when or if any type of transaction will result. Even if we pursue a transaction, such transaction may not be consistent with our stockholders’ expectations or may not ultimately be favorable for our stockholders, either in the shorter or longer term.
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
Investment in pharmaceutical and biological product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of our product candidates. Our product candidates have not been approved for marketing in the United States or any other jurisdiction, and we may never receive any such approvals. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to produce revenue and achieve profitability is dependent on our ability to complete the development of our newly licensed product candidates, obtain necessary regulatory approvals, and have our product candidates manufactured and successfully marketed and commercialized. We cannot assure you that we will be profitable even if we successfully commercialize our product candidates. If we do successfully obtain regulatory approval to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates and whether we own the commercial rights for that territory. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
In addition, in October 2020, our manufacturing partner for AXO-Lenti-PD, Oxford, informed us of delays in CMC data and third-party fill/finish issues. As a result, the development of a suspension-based manufacturing process for AXO-Lenti-PD will take longer than expected, which will likely result in delays in starting our planned randomized, sham-controlled trial of AXO-Lenti-PD. There can be no assurance as to the timeline for our planned trial or that we will not experience future delays, which would adversely affect our business, financial condition and results of operations.
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
As of September 30, 2020, our cash and cash equivalents totaled $63.2 million and our accumulated deficit was $777.2 million. For the six months ended September 30, 2020 and the fiscal year ended March 31, 2020, we incurred net losses of $10.0 million and $72.6 million, respectively. We anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations into the fourth calendar quarter of 2021, which raises substantial doubt about our ability to continue as a going concern. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. For example, the FDA had placed a clinical hold on our IND for AXO-AAV-GM2 pending the resolution of certain questions that were subsequently resolved, and in addition, the FDA could require us to conduct preclinical studies or clinical trials for any of our programs beyond those that we currently anticipate will be required.

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
Raising additional funds by issuing securities may cause dilution to existing stockholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, including pursuant to our "shelf" registration statement filed with the U.S. Securities and Exchange Commission (the "SEC") and our "at-the-market" offering of common stock, our existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
The product liability insurance we currently carry, and any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop.
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
In addition, the process of identifying and acquiring product candidates is highly competitive, and our ability to compete successfully is impacted by the fact that many of the companies with which we compete for these candidates have significantly greater experience, development and commercialization capabilities, name recognition and financial and human resources than we do. Further, our business development efforts are led by our senior executive officers and other management team members and would be significantly impaired if we were to lose the services of any of these executives. The time and resources spent on business development activities may also distract management's attention from our other development and business activities. Even if we are successful in identifying and acquiring additional product candidates, we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. If we are unable to identify and acquire suitable product candidates for clinical development, this could adversely impact our business strategy, our financial position and stock price.

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
•failure to obtain regulatory approval to commence a trial;
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
Further, by way of example, we, a regulatory agency or an institutional review board ("IRB") at a clinical trial site may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice ("cGCP") regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our gene therapy product candidates could be harmed, and our ability to generate revenues may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a drop in our stock price, slow down the approval process and jeopardize our ability to commence product sales and generate revenues. In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in commencing or completing clinical trials. Any of these occurrences may harm our business, financial condition and results of operations.
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
Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing drugs, particularly gene therapy and other biological products, that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomic or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.
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

In addition to side effects that may be caused by gene therapy product candidates, the administration process or related procedures also can cause adverse side effects. For example, integration of AAV DNA into the host cell's genome has been reported to occur. Further, our AAV delivery systems for AXO-AAV-GM1 and AXO-AAV-GM2 have not been validated in human clinical trials previously, and if such delivery systems do not meet the safety criteria or cannot provide the desired efficacy results, then we may be forced to suspend or terminate our development of AXO-AAV-GM1 or AXO-AAV-GM2. For example, we submitted an IND in late 2019 to support the initiation of a company-sponsored clinical trial of AXO-AAV-GM2 for the treatment of patients with GM2 gangliosidosis. Following its review of the IND, while the FDA had no concerns over animal toxicology or clinical safety in the AXO-AAV-GM2 program, the FDA placed the IND on clinical hold, for which the IND was subsequently cleared in November 2020 following our responses to CMC and device-related questions. However, there can no assurance that our programs will not be subject to future clinical holds or similar delays.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on health plans, health care clearing houses, and certain health care providers, known as covered entities, and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity as well as their covered subcontractors;
•a number of federal, state and foreign laws, regulations, guidance and standards that impose requirements regarding the protection of health data that are applicable to or affect our operations;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, as well as state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even the mere issuance of a subpoena or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our stock price, and other harm to our business, financial condition and results of operations.

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
There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the current administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, the President of the United States has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.

Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In addition, the federal government eliminated federal cost-sharing reduction ("CSR") payments to insurance companies. The loss of such federal CSR payments has resulted in increased premiums on certain policies issued by qualified health plans under the Affordable Care Act. Moreover, in December 2018, the Centers for Medicare & Medicaid Services ("CMS") published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. The Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.
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

Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; (iv) a policy that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada.
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
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
Under the Oxford Agreement, Oxford will manufacture and supply the AXO-Lenti-PD in accordance with separate clinical and commercial supply agreements, which will be negotiated between us and Oxford. The Oxford Agreement contains certain key provisions of the clinical and commercial supply agreements, including pricing structure and our ability to transfer the technology to another manufacturer at any time following the completion of formal process characterization, process validation or BLA submission.. In July 2020, we entered into an agreement with Viralgen Vector Core, S.L. for the manufacture of all additional clinical trial material for our AXO-AAV-GM1 and AXO-AAV-GM2 development programs and subsequent commercial supply.
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

The process for manufacturing gene therapy products, including our product candidates, is more complex than those required for most chemical pharmaceuticals, requiring substantial expertise, specialized facilities, highly specific raw materials and significant capital investment and involving other production constraints. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy product such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner or that the dosing will be uniform in our products. Accordingly, we and our manufacturers employ multiple steps to control our manufacturing process to assure that the process works and that our product candidates are made strictly and consistently in compliance with the process. Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade or commercial-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs. In addition, the FDA, EMA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, EMA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Delays in manufacturing processes at our third party manufacturers, including recently at Oxford, which may be outside of our control, have resulted in, and may in the future result in, delays in our planned clinical trials. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.
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
Patent reform legislation could increase uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act made a number of significant changes to United States patent laws. These include provisions that affect the way patent applications are prosecuted and challenged at the U.S. Patent and Trademark Office (“USPTO”) and may also affect patent litigation. The USPTO has developed and continues to develop new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act, subsequent rulemaking, and judicial interpretation of the Leahy-Smith Act and regulations will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement and/or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.
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
For biologics, such as AXO-Lenti-PD, AXO-AAV-GM1 and AXO-AAV-GM2, the Biologics Price Competition and Innovation Act (“BPCIA”) provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product.” The BPCIA provides, among other things, for a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference product sponsor that can include the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information (if the exchange is elected), we must then initiate an infringement lawsuit within 30 days for the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement.
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
Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.
Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.
Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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
The United States government may have certain rights in patent applications and patents issuing therefrom that we in-license or own. The United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Furthermore, if the U.S. Government has rights related to a product candidate under the Bayh-Dole Act, we may be obligated to substantially manufacture in the U.S. such product if it was invented using government funding. Under certain circumstances, we may be able to obtain a waiver to manufacture outside the U.S., however, such waivers are not guaranteed.
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
In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Policing unauthorized use of our or our licensors’ intellectual property is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use. Moreover, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.
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
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to initiate or continue our clinical trials and internal research programs, or in-license needed technology or other product candidates. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates, if approved.
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
Risks Related to Our Common Stock
An active trading market for our common stock may not be sustained.
Although our common stock is listed on the Nasdaq Global Select Market ("Nasdaq"), we cannot assure you that an active trading market for our common stock will be sustained. In addition, as a result of Roivant Sciences Ltd. ("RSL") owning approximately 39.3% of our shares of common stock outstanding as of September 30, 2020, trading in our common stock may be less liquid than the stock of companies with broader public ownership. If an active market for our common stock is not sustained, you may not be able to sell your stock quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
The market price of our common stock has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common stock has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•any additional delays in the commencement, enrollment and ultimate completion of our clinical trials, including as a result of the clinical hold placed on our AXO-AAV-GM2 program that was lifted in November 2020, and manufacturing delays for our AXO-Lenti-PD program;
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
•significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•additions or departures of key scientific or management personnel;
•short sales of our common stock;
•sales of shares of our common stock by us or our stockholders in the future;
•negative coverage in the media or analyst reports, whether accurate or not;
•issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;
•trading volume of our common stock;
•general economic, industry and market conditions; and
•the other factors described in this "Risk Factors" section.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance.
Volatility in our stock price could subject us to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities and/or the discontinuation of development of a product candidate due to adverse clinical circumstances or results. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
We are no longer a "controlled company" within the meaning of the applicable rules of Nasdaq and, as a result, no longer qualify for exemptions from certain corporate governance requirements. If we fail to meet the phase-in deadlines for these corporate governance requirements, our common stock could be delisted from Nasdaq.
Under Nasdaq corporate governance requirements, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements. As of September 30, 2020, RSL no longer controls a majority of the voting power of our outstanding shares of common stock. As a result, we are no longer a "controlled company" within the meaning of these rules, and are required to comply with additional corporate governance requirements, including that our compensation committee consist entirely of independent directors by February 2021. If we fail to meet the phase-in deadlines for any of these corporate governance requirements, our common stock could be delisted from Nasdaq, which would negatively impact the trading of our common stock and our business and financial condition.

RSL owns a significant percentage of our shares of common stock and is able to exert significant control over matters subject to stockholder approval.
Based on shares of our common stock outstanding as of September 30, 2020, RSL beneficially owns approximately 39.3% of the voting power of our outstanding shares of common stock and has the ability to substantially influence us through this ownership position. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. RSL has closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. ("Sumitomo") that includes a grant to Sumitomo of a right of first refusal with respect to our shares of common stock held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other stockholders, and could impact our ability to undertake certain corporate transactions. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other stockholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence our decisions.
Our organizational and ownership structure may create significant conflicts of interests.
Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and minority holders of our common stock, on the one hand, and RSL and its shareholders, on the other hand. Certain of our directors and employees have equity interests in RSL and, accordingly, their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders. Further, our other stockholders may not have visibility into the RSL ownership of any of our directors or officers, which may change at any time through acquisition, disposition, dilution, or otherwise. Any change in our directors’ or officers’ RSL ownership could impact the interests of those holders.
In addition, we are party to certain related party agreements with RSL and its wholly owned subsidiaries, Roivant Sciences, Inc. ("RSI") and Roivant Sciences GmbH ("RSG"). These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the minority holders of our common stock. For example, we are party to an information sharing and cooperation agreement with RSL pursuant to which RSL has granted us a right of first review on any potential dementia-related product or investment opportunity that RSL may consider pursuing. It is possible that we could fail to pursue a product candidate under this agreement and that product candidate is then successfully developed and commercialized by RSL or one of its other subsidiaries or affiliates. Any material transaction between us and RSL, RSI or RSG is subject to our related party transaction policy, which requires prior approval of such transaction by our Audit Committee. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us, all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.
Because we do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future, capital appreciation, if any, would be your sole source of gain.
We have never declared or paid any cash dividends on shares of our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in our common stock for the foreseeable future.
Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.
There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other stockholders. For example, our board of directors will have the authority to issue up to 10,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change of control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.
Our charter documents will also contain other provisions that could have an anti-takeover effect, including:
•stockholders will not be entitled to remove directors other than by a 66 2/3% vote and only for cause;
•stockholders cannot call a special meeting of stockholders; and

•stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.
In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.
Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware or, under certain circumstances, the federal district courts of the United States of America are the exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any claim for which the federal district courts of the United States of America have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.
Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentences.
To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation and bylaws further provide that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation and bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions.
Your rights as a stockholder arise under Delaware law as well as our Delaware certificate of incorporation and bylaws.
The rights of our stockholders arise under our certificate of incorporation and bylaws as well as Delaware law. These organizational documents and Delaware law contain provisions for class actions and derivative actions, which may result in becoming involved in costly litigation, which could harm our business. In addition, our bylaws may generally be amended by our board of directors, as permitted under the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”). Additionally, while the provisions of Section 203 of the DGCL regarding business combination provisions currently apply, there can be no assurance that the rights afforded by Section 203 of the DGCL will not be changed or rescinded by the Delaware legislature or courts in the future.

Future sales of shares of our common stock, or the perception that such sales may occur, could depress our stock price, even if our business is doing well.
As of September 30, 2020, 18,577,380 of our outstanding shares of common stock, representing 39.3% of our shares of common stock, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common stock, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common stock, it could negatively affect our stock price. Such a decrease in our stock price could also in turn impair our ability to raise capital through the sale of additional equity securities.
Further, we have filed registration statements on Form S-8 under the Securities Act to register the common stock that may be issued under our equity incentive plans from time to time. Stock registered under these registration statements is available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates. Sales of these shares of common stock may negatively impact our stock price.
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered shares of common stock or preferred stock, debt securities and warrants. We have also entered into a sales agreement with SVB Leerink LLC to sell shares of common stock having an aggregate offering price of up to $50.0 million from time to time through an at-the-market equity offering program. To the extent we issue new shares of common stock as a result of needing additional capital, such stock could constitute a material portion of our then outstanding shares of common stock and cause dilution to our existing stockholders.
If we are unable to maintain proper and effective internal controls over financial reporting and disclosure controls and procedures, investor confidence in our company and, as a result, the value of our common stock, may be adversely affected.
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
If material weaknesses or control deficiencies occur or our disclosure controls and procedures are ineffective in the future, we may be unable to report our financial results or make other disclosures accurately on a timely basis, which could cause our reported financial results or other disclosures to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.
We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (1) March 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a "large accelerated filer," which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior September 30, the end of our second fiscal quarter, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
The change of our jurisdiction of incorporation from Bermuda to Delaware on November 12, 2020 (the "Domestication") may result in adverse tax consequences for holders of our common shares prior to the Domestication.
As discussed more fully under “Material U.S. Federal Income Tax Consequences of the Domestication” included in our registration statement on Form S-4 originally filed on October 2, 2020 (as amended, the “S-4 Registration Statement”), we intend to take the position that the Domestication constituted a tax-free reorganization within the meaning of Section 368(a)(l)(F) of the Code. Assuming the Domestication so qualifies, U.S. holders (as defined in “Material U.S. Federal Income Tax Consequences of the Domestication” in the S-4 Registration Statement) of Axovant Gene Therapies Ltd. common shares or warrants are subject to Section 367(b) of the Code and, as a result, such U.S. holders may be subject to U.S. federal income tax as a result of the Domestication depending on their status. Although it is not entirely free from doubt, because the warrants are pre-funded warrants, we believe the warrants should be treated as Axovant Gene Therapies Ltd. common shares for U.S. federal income tax purposes and a holder of warrants should generally be taxed in the same manner as a holder of Axovant Gene Therapies Ltd. common shares, as described below. The balance of this discussion generally assumes that the characterization described above is respected for U.S. federal income tax purposes and all references to Axovant Gene Therapies Ltd. common shares include warrants (including with respect to the determination of percentage ownership of a holder).
If you are a U.S. holder who owned Axovant Gene Therapies Ltd. common shares that had a fair market value of less than $50,000 at the time the Domestication occurred, you generally will not recognize any gain or loss and will not be required to include any part of Axovant Gene Therapies Ltd.’s earnings in income.
If you are a U.S. holder who owned Axovant Gene Therapies Ltd. common shares that had a fair market value of $50,000 or more, but less than 10% (actually or constructively) of (i) the total combined voting power of all classes of our shares entitled to vote at general meetings of Axovant Gene Therapies Ltd. on the day of Domestication occurred and (ii) the total value of all classes of our shares at the time the Domestication occurred, then except as noted below, you must generally recognize gain (but not loss) with respect to such common stock of Sio Gene Therapies received in the Domestication, even if you continue to hold your stock and have not received any cash as a result of the Domestication. As an alternative to recognizing gain, however, such U.S. holder may elect to include in income the “all earnings and profits amount,” as the term is defined in Treasury Regulation Section 1.367(b)-2(d), attributable to its common shares in Axovant Gene Therapies Ltd. provided certain other requirements are satisfied. The income so included pursuant to this election generally would be treated as dividend income. Notwithstanding the foregoing, however, we, in consultation with our tax return preparer, do not expect that Axovant Gene Therapies Ltd.’s cumulative earnings and profits were greater than zero through the day of the Domestication, in which case, the amount of the inclusion could potentially be zero; however, we cannot guarantee that we will not have positive cumulative earnings and profits on the day of the Domestication. If our cumulative earnings and profits are not greater than zero through the day of the Domestication, the making of an election to include the person’s share of the “all earnings and profits amount” into income as a dividend generally would be advantageous to U.S. holders who would otherwise recognize gain with respect to the conversion of the Axovant Gene Therapies Ltd. common shares in the Domestication. THE TAX CONSEQUENCES OF THE DOMESTICATION ARE COMPLEX AND DEPEND ON A HOLDER’S PARTICULAR CIRCUMSTANCES. WE STRONGLY URGE EACH SUCH U.S. HOLDER TO READ CAREFULLY OUR DESCRIPTIONS OF THE ELECTION IN “MATERIAL U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE DOMESTICATION” IN THE S-4 REGISTRATION STATEMENT, AS WELL AS TO CONSULT ITS OWN TAX ADVISOR FOR A FULL DESCRIPTION OF THE TAX CONSEQUENCES OF THE DOMESTICATION, INCLUDING THE APPLICABILITY AND EFFECT OF U.S. FEDERAL, STATE, LOCAL AND NON-U.S. INCOME AND OTHER TAX LAWS.
If a U.S. holder owned Axovant Gene Therapies Ltd. common shares with 10% (actually or constructively) or more of the total combined voting power of all classes of our shares entitled to vote at general meetings of Axovant Gene Therapies Ltd. on the day the Domestication occurred or 10% or more of the total value of all classes of our shares at the time the Domestication occurred, such U.S. holder will generally be required to pay taxes on a deemed dividend equal to the “all earnings and profits amount” attributable to its common shares in Axovant Gene Therapies Ltd. As noted above, we, in consultation with our tax return preparer, do not expect that our cumulative earnings and profits were greater than zero through the day of the Domestication; however, we cannot guarantee that we will not have positive cumulative earnings and profits on the day of the

Domestication. Complex attribution rules apply in determining whether a U.S. holder owns 10% or more of the total combined voting power of all classes of our shares for U.S. federal tax purposes. EACH U.S. HOLDER IS STRONGLY URGED TO CONSULT ITS OWN TAX ADVISOR.
If we are (or were at any time during such U.S. holder’s holding period) characterized as a passive foreign investment company (“PFIC”), U.S. holders of our common shares may have suffered adverse tax consequences in connection with the Domestication. In addition, special information reporting may be required. We do not believe that we were (for our taxable year ending on the date of the Domestication), or have been, characterized as a PFIC; however, there can be no assurance that the IRS will agree with our conclusion and that the IRS would not successfully challenge our position. See “Material U.S. Federal Income Tax Consequences of the Domestication” in the S-4 Registration Statement.
If you are a non-U.S. holder (as defined in “Material U.S. Federal Income Tax Consequences of the Domestication” of the S-4 Registration Statement) of our common shares or warrants, you may be subject to withholding tax on any dividends paid on the common shares of Sio Gene Therapies subsequent to the Effective Time. Please read the following information which provides more details on the potential tax consequences of the Domestication.
For a more detailed description of the material U.S. federal income tax consequences associated with the Domestication, please read “Material U.S. Federal Income Tax Consequences of the Domestication” in the S- 4 Registration Statement. THE TAX CONSEQUENCES OF THE DOMESTICATION ARE COMPLEX AND WILL DEPEND ON A HOLDER’S PARTICULAR CIRCUMSTANCES. WE STRONGLY URGE YOU TO CONSULT WITH YOUR OWN TAX ADVISOR FOR A FULL DESCRIPTION OF THE TAX CONSEQUENCES OF THE DOMESTICATION, INCLUDING THE APPLICABILITY AND EFFECT OF U.S. FEDERAL, STATE, LOCAL AND NON-U.S. INCOME AND OTHER TAX LAWS.
The intended tax effects of our corporate structure prior to and following the Domestication and our corporate reorganization to align our corporate structure with current and future business activity (the "Reorganization"), and intercompany arrangements prior to the Domestication and Reorganization, depend on the application of the tax laws of various jurisdictions and on how we operate our business.
The Domestication and Reorganization involved the tax authorities and related rules and regulations of multiple international jurisdictions. In connection with the Domestication and Reorganization, we relied on the availability of certain exemptions from tax, and losses and other deductions, in certain such jurisdictions in respect of steps being taken as part of the Domestication and Reorganization, which are complex. If the tax authorities of any such jurisdictions do not agree with such exemptions, losses or deductions, we may be subject to tax charges and liabilities. Following the Domestication and Reorganization, we still have subsidiaries that are domiciled in the U.K., Switzerland and Ireland. Our corporate structure is organized so that we can achieve our business objectives in a tax-efficient manner following the Domestication and Reorganization and control operating expenses. Historically, we have conducted operations prior to the Domestication and Reorganization through subsidiaries in various countries and tax jurisdictions, including the U.K. and Switzerland, in part through intercompany service agreements between RSL and certain of its subsidiaries, our subsidiaries and us. In that case, our corporate structure and intercompany transactions, including the manner in which we developed and used our intellectual property, were organized to achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation be maintained to support the transfer prices. While we believe that we have operated in compliance with applicable transfer pricing laws, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions in historical periods prior to the Domestication and Reorganization, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we intend to operate in more than one country and taxing jurisdiction, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Moreover, certain relevant tax, accounting and other laws have special application with respect to “affiliated,” “combined” or similar groups, which included RSL and its subsidiaries prior to March 2020, and which may impact the tax liabilities of the companies. We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice or tax positions are necessary in light of such changes and developments in the tax laws of other jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could harm our financial condition, results of operations and cash flows.
Changes in our effective tax rate may reduce our net income in future periods.
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Ireland, the United States and other jurisdictions for periods following the Domestication and Reorganization, and also Europe (including the U.K. and Ireland), the United States and other jurisdictions for historical periods prior to the Domestication and Reorganization. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of our operations and our financial condition.

Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are determined to be earned and taxed; (2) the resolution of issues arising from any future tax audits with various tax authorities; (3) changes in the valuation of our deferred tax assets and liabilities; (4) increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions; (5) changes in the taxation of stock-based compensation; (6) changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and (7) challenges to the transfer pricing policies related to our structure prior to the Domestication and Reorganization.
General Risk Factors
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

If securities or industry analysts cease to publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.

Item 6.               Exhibits.

Exhibit Number	Description of Document	Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	S-4	333-249279	3.1	10/02/2020

3.3	Bylaws.	S-4	333-249279	3.2	10/02/2020

4.1*	Form of Common Stock Certificate.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

SIO GENE THERAPIES INC.

		By:	/s/ David Nassif
Date:	November 13, 2020	Name:	David Nassif
		Title:	Chief Financial Officer and Chief Accounting Officer, General Counsel