Form 10-Q
period 2020-12-31
Sio Gene Therapies Inc.
filed 2021-02-09
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2020
 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37418

Sio Gene Therapies Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3863315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 West 42nd St., 26th Floor, New York, NY	10036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (877) 746-4891

11 Times Square, 33rd Floor
New York, NY 10036
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common stock, $0.00001 par value per share, on February 5, 2021, was 58,750,611.

SIO GENE THERAPIES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2020

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

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
•The intended tax effects of our corporate structure prior to and following the Domestication (as defined below) and our corporate reorganization to align our corporate structure with current and future business activity (the "Reorganization"), and intercompany arrangements prior to the Domestication and Reorganization, depend on the application of the tax laws of various jurisdictions and on how we operate our business.
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
•Gene therapies are novel, complex and difficult to manufacture. We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our product candidates. Delays in manufacturing processes, including recently at Oxford, may result in delays in our planned clinical trials that would otherwise harm our business and prospects.
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

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
SIO GENE THERAPIES INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$81,019	$80,752
Short-term investment	8,055	—
Prepaid expenses and other current assets	6,272	2,971
Income tax receivable	1,686	1,707
Total current assets	97,032	85,430
Long-term investment	—	5,871
Other non-current assets	122	46
Operating lease right-of-use assets	1,347	1,532
Property and equipment, net	463	801
Total assets	$98,964	$93,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$987	$4,412
Accrued expenses	7,722	11,319
Current portion of operating lease liabilities	240	889
Current portion of long-term debt	—	15,423
Total current liabilities	8,949	32,043
Operating lease liabilities, net of current portion	986	79
Total liabilities	9,935	32,122
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized, 56,602,626 and 39,526,299 issued and outstanding at December 31, 2020 and March 31, 2020, respectively	1	—
Additional paid-in capital	876,423	820,257
Accumulated deficit	(787,738)	(758,644)
Accumulated other comprehensive income (loss)	343	(55)
Total stockholders’ equity	89,029	61,558
Total liabilities and stockholders’ equity	$98,964	$93,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating expenses:
Research and development expenses
(includes stock-based compensation expense of $259 and $876 for the three months ended December 31, 2020 and 2019 and $1,280 and $2,006 for the nine months ended December 31, 2020 and 2019, respectively)	$6,407	$8,267	$16,659	$36,190
General and administrative expenses
(includes stock-based compensation expense of $617 and $1,436 for the three months ended December 31, 2020 and 2019 and $2,294 and $3,332 for the nine months ended December 31, 2020 and 2019, respectively)	4,198	5,409	13,329	16,928
Total operating expenses	10,605	13,676	29,988	53,118
Other (income) expenses:
Interest expense	1	1,066	798	3,937
Other (income) expense	98	(694)	(1,388)	(1,231)
Loss before income tax (benefit) expense	(10,704)	(14,048)	(29,398)	(55,824)
Income tax (benefit) expense	(188)	(9)	(304)	156
Net loss	$(10,516)	$(14,039)	$(29,094)	$(55,980)
Net loss per common share — basic and diluted	$(0.20)	$(0.62)	$(0.61)	$(2.46)
Weighted-average common shares outstanding — basic and diluted	52,679,816	22,791,669	47,581,795	22,785,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net loss	$(10,516)	$(14,039)	$(29,094)	(55,980)
Other comprehensive income (loss):
Foreign currency translation adjustment	6	(293)	398	(713)
Total other comprehensive income (loss)	6	(293)	398	(713)
Comprehensive loss	$(10,510)	$(14,332)	$(28,696)	$(56,693)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2019	22,779,891	$—	$741,318	$(686,016)	$911	$56,213
Issuance of shares upon exercise of stock options	781	—	5	—	—	5
Stock-based compensation expense	—	—	2,135	—	—	2,135
Capital contribution received from Roivant Sciences, Inc.	—	—	28	—	—	28
Foreign currency translation adjustment	—	—	—	—	(972)	(972)
Net loss	—	—	—	(28,057)	—	(28,057)
Balance at June 30, 2019	22,780,672	$—	$743,486	$(714,073)	$(61)	$29,352
Issuance of shares upon exercise of stock options	10,997	—	81	—	—	81
Stock-based compensation expense	—	—	891	—	—	891
Capital contribution received from Roivant Sciences, Inc.	—	—	48	—	—	48
Foreign currency translation adjustment	—	—	—	—	552	552
Net loss	—	—	—	(13,884)	—	(13,884)
Balance at September 30, 2019	22,791,669	$—	$744,506	$(727,957)	$491	$17,040
Stock-based compensation expense	—	—	2,312	—	—	2,312
Capital contribution received from Roivant Sciences, Inc.	—	—	27	—	—	27
Foreign currency translation adjustment	—	—	—	—	(293)	(293)
Net loss	—	—	—	(14,039)	—	(14,039)
Balance at December 31, 2019	22,791,669	$—	$746,845	$(741,996)	$198	$5,047

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2020	39,526,299	$—	$820,257	$(758,644)	$(55)	$61,558
Shares issued for restricted stock units	53,653	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.5 million	1,393,428	—	3,930	—	—	3,930
Stock-based compensation expense	—	—	1,590	—	—	1,590
Capital contribution received from Roivant Sciences, Inc.	—	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	—	44	44
Net loss	—	—	—	(8,594)	—	(8,594)
Balance at June 30, 2020	40,973,380	$—	$825,830	$(767,238)	$(11)	$58,581
Shares issued for restricted stock units	60,676	—		—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.7 million	6,215,673	—	19,598	—	—	19,598
Stock-based compensation expense	—	—	1,108	—	—	1,108
Capital contribution received from Roivant Sciences, Inc.	—	—	22	—	—	22
Foreign currency translation adjustment	—	—	—	—	348	348
Net loss	—	—	—	(9,984)	—	(9,984)
Balance at September 30, 2020	47,249,729	$—	$846,558	$(777,222)	$337	$69,673
Shares issued for restricted stock units	7,334	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $1.1 million	9,345,563	1	28,985	—	—	28,986
Stock-based compensation expense	—	—	876	—	—	876
Capital contribution received from Roivant Sciences, Inc.	—	—	4	—	—	4
Foreign currency translation adjustment	—	—	—	—	6	6
Net loss	—	—	—	(10,516)	—	(10,516)
Balance at December 31, 2020	56,602,626	$1	$876,423	$(787,738)	$343	$89,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,094)	$(55,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign currency translation adjustment	398	(713)
Amortization of operating lease right-of-use assets	1,326	1,203
Stock-based compensation expense	3,574	5,338
Depreciation and non-cash amortization	851	1,175
Non-cash gain on investment in Arvelle Therapeutics B.V.	(2,184)	—
Change in operating lease liabilities	(883)	(1,318)
Other	42	17
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,301)	2,238
Income tax receivable	21	(262)
Other non-current assets	(76)	341
Accounts payable	(3,425)	(1,351)
Accrued expenses	(3,597)	(251)
Net cash used in operating activities	(36,348)	(49,563)
Cash flows from investing activities:
Purchases of property and equipment	(247)	(250)
Net cash used in investing activities	(247)	(250)
Cash flows from financing activities:
Payments on long-term debt	(15,731)	(29,563)
Capital contribution received from Roivant Sciences, Inc.	79	103
Cash proceeds from stock option exercises	—	86
Cash proceeds from issuance of common stock, net of issuance costs	52,514	—
Net cash provided by (used in) financing activities	36,862	(29,374)
Net change in cash and cash equivalents	267	(79,187)
Cash and cash equivalents—beginning of period	80,752	106,999
Cash and cash equivalents—end of period	$81,019	$27,812
Non-cash operating activities:
Operating lease right-of-use assets recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	$1,141	$3,103
Operating lease liabilities recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	1,141	2,517
Amounts reclassified from other non-current assets to operating lease right-of-use assets upon the adoption of ASC 842, Leases, on April 1, 2019	—	586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Description of Business
Sio Gene Therapies Inc. ("Sio"), together with its wholly owned subsidiaries (the "Company"), is a clinical-stage company focused on developing gene therapies for neurodegenerative diseases. The Company is developing a pipeline of innovative product candidates for the treatment of these debilitating diseases, including GM1 gangliosidosis, GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease) and Parkinson's disease. The Company is dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need.
Sio is a Delaware corporation, which was originally an exempted limited company incorporated under the laws of Bermuda and changed its name to Axovant Sciences Ltd. in March 2015, and to Axovant Gene Therapies Ltd. ("AGT") in March 2019. On October 2, 2020, AGT filed a Registration Statement on Form S-4 (the "S-4 Registration Statement") with the Securities and Exchange Commission ("SEC") in connection with a domestication under Section 388 of the General Corporation Law of the State of Delaware and a discontinuance under Sections 132G and 132H of the Companies Act 1981 of Bermuda, to change AGT’s jurisdiction of incorporation from Bermuda to the State of Delaware (the "Domestication"). On October 5, 2020, the Board of Directors of AGT approved the Domestication, and on November 12, 2020, (i) the SEC declared the S-4 Registration Statement effective, (ii) each of the Certificate of Domestication and the Certificate of Incorporation of Sio were filed in the State of Delaware, and (iii) a notice of discontinuance was filed in Bermuda. On November 13, 2020, the Company’s common stock began to trade on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “SIOX”, and the Company continues to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and applicable rules of Nasdaq.
Since its initial public offering in 2015, the Company has devoted substantially all of its efforts to raising capital, acquiring product candidates and advancing its product candidates into clinical development. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation:
The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the "Annual Report"), filed with the SEC on June 10, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and nine-months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021, for any other interim period, or for any other future year.
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

On November 12, 2020, Sio completed the Domestication to change its jurisdiction of incorporation from Bermuda to the State of Delaware in the United States. The historical financial statements and subsidiaries of AGT became the historical financial statements and subsidiaries of Sio upon consummation of the Domestication. As a result, these unaudited condensed consolidated financial statements and accompanying notes reflect (i) the historical operating results of AGT and its subsidiaries prior to the Domestication; (ii) the operating results of the Company following the Domestication; and (iii) the Company’s equity structure for all periods presented.
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
As of December 31, 2020, the Company’s cash and cash equivalents totaled $81.0 million and its accumulated deficit was $787.7 million. For the nine months ended December 31, 2020 and the fiscal year ended March 31, 2020, the Company incurred net losses of $29.1 million and $72.6 million, respectively. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to develop its gene therapy product candidates and prepares for potential future regulatory approvals and commercialization of its products, if approved. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates, and its current cash and cash equivalents balance will not be sufficient to complete all necessary development activities and commercially launch its products. While the Company anticipates that its current cash and cash equivalents balance will be sufficient to sustain operations into the second calendar quarter of 2022, such expectation is subject to a number of significant variables and may not occur, which raises substantial doubt about the Company's ability to continue as a going concern.
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
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of December 31, 2020 and through the date of issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
(D) Net Loss per Common Share:
Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of common shares and 3,301,998 pre-funded warrants (see Note 9(B)) outstanding during the period, without further consideration for potentially dilutive securities. In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data. Restricted Stock Units ("RSUs") and stock options outstanding for approximately 1.0 million and 2.2 million common shares, respectively, were not included in the calculation of diluted weighted-average common shares outstanding for the three and nine-months ended December 31, 2020 because they were anti-dilutive given the net loss of the Company. RSUs and stock options outstanding for approximately 0.3 million and 2.5 million common shares, respectively, were not included in the calculation of diluted weighted-average common shares outstanding for the three and nine-months ended December 31, 2019 because they were anti-dilutive given the net loss of the Company.
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
The Company’s financial instruments include cash and cash equivalents, a short-term investment and accounts payable. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company's money market fund included in cash and cash equivalents of $39.7 million at December 31, 2020 approximated fair value, which is based on quoted prices in active markets for identical securities.
At December 31, 2020, the Company held a short-term investment in nonredeemable convertible preferred stock, which is accounted for in accordance with the provisions of ASC 321, "Investments - Equity Securities" whereby the Company elected to use the measurement alternative therein (see Notes 4 and 12).
The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at December 31, 2020 in determining such values (in thousands):

	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$39,675	$39,675	$—	$—
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

Note 3—License and Collaboration Agreements
(A) Oxford Biomedica License Agreement
In June 2018, the Company entered into an exclusive license agreement ("the Oxford Agreement") with Oxford Biomedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. Upon entering into the Oxford Agreement, the Company made an upfront nonrefundable payment of $5.0 million to Oxford for process development work and clinical supply that Oxford is obligated to provide, of which $1.2 million remained capitalized within prepaid expenses and other current assets in the Company's unaudited condensed consolidated balance sheet as of December 31, 2020, which will be recorded to research and development expense as the process development work and clinical supply are provided by Oxford. In April 2019, certain development milestones were achieved resulting in a $13.0 million net payment due to Oxford. Excluding development milestones achieved, the Company incurred $1.4 million and $4.8 million of AXO-Lenti-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statements of operations during the three and nine-months ended December 31, 2020 , respectively, and $2.4 million and $6.5 million during the three and nine-months ended December 31, 2019, respectively. The Company paid Oxford a total of $1.4 million and $2.5 million during the three and nine-months ended December 31, 2020, respectively, and $1.7 million and $8.2 million during the three and nine-months ended December 31, 2019, respectively.

(B) Benitec Biopharma License and Collaboration Agreement
In July 2018, the Company entered into a license and collaboration agreement (the "Benitec Agreement") with Benitec Biopharma Limited ("Benitec"), pursuant to which the Company a received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (collectively, the "AXO-AAV-OPMD Program") for all diseases and conditions. The Company terminated the Benitec Agreement in its entirety, effective September 3, 2019. The Company incurred $(0.3) million and $1.8 million of AXO-AAV-OPMD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations during the three and nine-months ended December 31, 2019, respectively, and the Company paid Benitec a total of $0.4 million and $2.8 million during the three and nine-months ended December 31, 2019, respectively.
(C) The University of Massachusetts Medical School Exclusive License Agreement
In December 2018, the Company entered into an exclusive license agreement (the "UMMS Agreement"), with the University of Massachusetts Medical School ("UMMS") pursuant to which the Company received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively. In October 2019, a certain development and regulatory milestone was achieved resulting in a $1.0 million payment due to UMMS. During the three and nine-months ended December 31, 2020, the Company incurred $1.8 million and $2.6 million, respectively, of program-specific costs excluding development and regulatory milestones achieved related to AXO-AAV-GM1 and AXO-AAV-GM2 within research and development expenses in its unaudited condensed consolidated statements of operations, and $1.8 million and $4.5 million during the three and nine-months ended December 31, 2019, respectively. The Company paid a total of $13 thousand and $25 thousand to UMMS during the three and nine-months ended December 31, 2020, respectively, and $1.1 million and $2.9 million during the three and nine-months ended December 31, 2019, respectively.
Note 4—Investment in Arvelle Therapeutics B.V.
On February 13, 2019, the Company entered into a share subscription agreement (the "Subscription Agreement") to purchase up to approximately 8.1 million shares of nonredeemable convertible preferred stock of Arvelle Therapeutics B.V. ("Arvelle") in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by ASG to Arvelle. The first closing under the Subscription Agreement occurred on February 25, 2019 with the Company purchasing approximately 5.9 million nonredeemable convertible preferred shares of Arvelle, which was initially recorded at a fair value of $5.9 million and was capitalized as a long-term investment in the Company's consolidated balance sheet and recorded to other non-operating income in the Company's consolidated statement of operations. The Company also received the right to purchase up to approximately 2.2 million additional nonredeemable convertible preferred shares of Arvelle at a price of €0.00001 per share upon a potential future second closing under the Subscription Agreement. In May 2020, the Company fully exercised this right and purchased the approximately 2.2 million additional nonredeemable convertible preferred shares upon the closing of the second financing under the Subscription Agreement, which was recorded at a fair value of $2.2 million and was capitalized as a long-term investment in the Company's unaudited condensed consolidated balance sheet and recorded to other non-operating income in the Company's unaudited condensed consolidated statement of operations. On February 2, 2021, the Company sold its investment in Arvelle to a third party as part of that third party's cash acquisition of all of the outstanding equity of Arvelle. In exchange, the Company received an upfront payment of approximately $11.6 million (the "Upfront Payment"), in addition to a future payment of approximately $1.2 million, which amount will be held in escrow until August 2022 (the "Escrow Receivable") as well as the right to receive up to an additional total of $7.0 million in potential future regulatory and sales milestone payments (collectively, the "Arvelle Sale") (see Note 12). The Company accounted for its investment in Arvelle in accordance with the provisions of ASC 321, "Investments - Equity Securities", and elected to use the measurement alternative therein with the long-term investment balance of approximately $8.1 million reclassified to short-term investment (the "Investment Balance") in the Company's unaudited condensed consolidated balance sheet at December 31, 2020. The Company expects to record a net gain on sale of approximately $4.7 million upon the closing of the Arvelle Sale on February 2, 2021, which is not expected to result in any income tax liability.

Note 5—Leases
The Company adopted the provisions of Topic 842 on April 1, 2019 using the effective date as its date of initial application and applied the optional modified retrospective transition method. Comparative periods were not restated. For leases that commenced prior to April 1, 2019, the Company elected the following package of practical expedients when assessing the transition impact: (1) not to reassess whether any expired or existing contracts are or contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. The Company also elected to: (1) use the total lease term in its initial incremental borrowing rate calculation; (2) combine its lease and non-lease components and account for them as a single lease component; and (3) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. Upon adoption, the Company recorded corresponding aggregate operating lease right-of-use assets and operating lease liabilities of $3.0 million and $2.4 million, respectively, including $0.6 million of prepaid rent previously classified within other non-current assets in the Company’s consolidated balance sheet that was reclassified to operating lease right-of-use assets. Operating right-of-use assets and obligations were recognized based on the present value of remaining lease payments over the lease term using an incremental borrowing rate of 12.9% upon adoption. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates were used based on the information available at the adoption date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. Leases with an initial term of 12 months or less are not recorded within the Company's unaudited condensed balance sheet. In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.
In August 2020, the Company entered into a lease agreement for an office facility in New York, New York that commenced in December 2020 and ends in June 2026. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of approximately $1.1 million, net of expected abatement, based on the present value of payments over the lease term using an incremental borrowing rate of 8.9%. The Company also leases an office facility in Durham, North Carolina with a lease term ending in November 2022, and the Company leased other office facilities in New York, New York and Princeton, New Jersey with lease terms that ended in January 2021 and October 2020, respectively. Each of these leases are or were, as applicable, classified as an operating lease in accordance with the provisions of Topic 842. The aggregate weighted-average remaining payment term, aggregate weighted-average remaining lease term and aggregate weighted-average discount rate were 5.1 years, 5.3 years and 9.2%, respectively, for the Company's contractual rent obligations for operating leases as of December 31, 2020.
During the three months ended December 31, 2020 and 2019, the Company incurred $0.5 million and $0.4 million, respectively, and during the nine months ended December 31, 2020 and 2019, the Company incurred $1.4 million and $1.3 million, respectively, in rent expense associated with contractual rent obligations for its operating leases. During the nine months ended December 31, 2020 and 2019, the Company paid $0.9 million and $1.5 million, respectively, related to its contractual rent obligations. The following table provides a reconciliation of the Company's remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of December 31, 2020 (in thousands):

Fiscal Year Ending March 31,	Amount
2021	$11
2022	327
2023	272
2024	296
2025	303
Thereafter	364
Total undiscounted payments	1,573
Less: Present value adjustment	(347)
Present value of future payments	$1,226

Note 6—Accrued Expenses
As of December 31, 2020, and March 31, 2020, accrued expenses consisted of the following (in thousands):

	December 31, 2020	March 31, 2020
Research and development expenses	$5,255	$6,951
Salaries, bonuses and other compensation expenses	1,868	2,521
Legal expenses	104	704
Other expenses	495	1,143
Total accrued expenses	$7,722	$11,319
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
Note 8—Related Party Transactions
(A) Services Agreements:
The Company has entered into services agreements (the "Services Agreements") with certain wholly owned subsidiaries of Roivant Sciences Ltd. ("RSL"), including Roivant Sciences, Inc., under which those subsidiaries agreed to provide certain administrative and research and development services to the Company. Under the Services Agreements, expenses of $4 thousand and $79 thousand were incurred during the three and nine-months ended December 31, 2020, respectively, and expenses of $27 thousand and $103 thousand were incurred during the three and nine-months ended December 31, 2019, respectively, inclusive of a predetermined mark-up.
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

(B) Transactions:
During the nine months ended December 31, 2020 and December 31, 2019, expenses of $79 thousand and $103 thousand, respectively, were incurred by RSI on behalf of the Company and were recorded as capital contributions (see Note 8(A)).
In February 2020, the Company issued and sold 16,631,336 shares of common stock and pre-funded warrants to purchase up to 3,301,998 shares of common stock in a follow-on public offering, including 2,600,000 shares of common stock sold pursuant to the exercise of the underwriters' option to purchase additional shares, at an offering price of $3.75 per share and $3.74999 per pre-funded warrant, including 5,333,333 shares issued and sold to RSL. The net proceeds to the Company were approximately $70.8 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 8(B)).The pre-funded warrants do not expire and are immediately exercisable except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The pre-funded warrants are classified as equity in accordance with ASC 480, "Distinguishing Liabilities from Equity", and the fair value of the pre-funded warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. As of December 31, 2020, none of the pre-funded warrants had been exercised.
During the nine months ended December 31, 2020, the Company engaged SVB Leerink LLC as its agent to sell shares of the Company's common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC receives compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common stock sold. As of December 31, 2020, the Company sold approximately 17.0 million shares of its common stock for total proceeds of approximately $53.2 million, net of brokerage fees, under this program, and subsequent to December 31, 2020, the Company has sold approximately 3.6 million shares of its common stock for total proceeds of approximately $10.2 million, net of brokerage fees (see Note 12).
Note 10—Stock-Based Compensation
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017 (the "2015 Plan"). A 1-for-8 reverse stock split of the Company's outstanding common stock was effected on May 8, 2019 as approved by the Company's Board of Directors and a majority of its shareholders. The reverse stock split reduced the number of shares authorized for issuance, the number of shares available for issuance, and the number of options outstanding under the 2015 Plan from approximately 24.8 million to 3.1 million, from approximately 8.4 million to 1.0 million, and from approximately 15.4 million to 1.9 million, respectively, as of March 31, 2019. As such, all references to share and per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse stock split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected. In April 2020, the number of shares of common stock authorized for issuance under the 2015 Plan increased automatically to approximately 5.6 million shares in accordance with the terms of the 2015 Plan. Under the 2015 Plan at December 31, 2020, a total of 2.0 million shares of common stock were available for future grant, RSUs for approximately 1.0 million shares were outstanding, and options to purchase approximately 2.2 million shares were outstanding with a weighted-average exercise price of $12.18 per share.
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

(A) Equity Awards:
During the nine months ended December 31, 2020 and 2019, the Company granted options to purchase a total of 0.4 million shares and 1.5 million shares, respectively, of its common stock, with weighted-average exercise prices of $3.72 and $8.12, respectively, and estimated grant date fair values of $1.3 million and $7.6 million, respectively, under the 2015 Plan. Stock-based compensation expense is included in research and development and general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Time-based stock options granted to the Company's employees vest over a period of four years with 25% of the shares of common stock underlying the option vesting on the first anniversary of the vesting commencement date and the remainder vesting in 12 quarterly installments thereafter, subject to continuing service. Initial stock options granted to the Company's non-employee directors vest in equal installments on the first, second and third anniversaries of the vesting commencement date, and stock options subsequently granted annually to the Company's non-employee directors vest fully on the first anniversary of the vesting commencement date, each subject to continuous service. The stock options granted to employees during the nine months ended December 31, 2019 include options with market-based performance conditions to purchase 0.4 million shares of common stock, with a weighted-average exercise price of $8.07 per share and corresponding estimated grant date fair value of $1.2 million which was estimated using Monte Carlo Simulation methods under the income approach. There were no options with market-based performance conditions granted during the nine months ended December 31, 2020. As of December 31, 2020, options with market-based performance conditions to purchase 0.4 million shares of common stock with a weighted-average exercise price of $9.01 per share were outstanding. The market-based performance options vest based on the trading price for the Company’s common stock exceeding certain closing price thresholds. As of December 31, 2020, stock options with market-based performance conditions to purchase approximately 19 thousand shares of common stock with a weighted-average exercise price of $11.68 per share were outstanding and vested.
During the nine months ended December 31, 2020 and December 31, 2019, the Company granted RSUs for a total of 1.1 million and 0.4 million shares of common stock, respectively, with an aggregate grant date fair value of $3.8 million and $2.7 million, respectively, to its employees under the 2015 Plan. RSUs granted during the nine months ended December 31, 2020 and the three months ended December 31, 2019 are scheduled to vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service. One half of the RSUs granted during the six months ended September 30, 2019 vested on January 31, 2020, and the remainder vested on July 31, 2020, subject to continuous service.
The Company recorded total stock-based compensation expense of $0.8 million and $3.5 million for the three and nine-months ended December 31, 2020, respectively, and $2.2 million and $5.3 million for the three and nine-months ended December 31, 2019, respectively, related to options and RSUs granted to its employees, directors and consultants. The stock-based compensation expense was recorded as research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. At December 31, 2020, total unrecognized compensation expense related to non-vested outstanding equity awards related to options and RSUs granted to its employees, directors and consultants was $6.7 million, which is expected to be recognized over the remaining weighted-average service period of 2.30 years.
(B) Stock-Based Compensation for Related Parties:
(1) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options. The Company recorded stock-based compensation expense of $9 thousand and $43 thousand for the three and nine-months ended December 31, 2020, respectively, and $0.1 million and $16 thousand for the three and nine-months ended December 31, 2019, respectively, related to these awards.
Note 11—Commitments and Contingencies
As of December 31, 2020, the Company had entered into commitments under the Oxford Agreement (see Note 3(A)), the UMMS Agreement (see Note 3(C)), the Services Agreements (see Note 8(A)), and agreements to rent office space (see Note 5). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30 days written notice, unless otherwise indicated.
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
Note 12—Subsequent Events
On February 2, 2021, the Company sold its investment in Arvelle to a third party as part of that third party's cash acquisition of all of the outstanding equity of Arvelle. In exchange, the Company received the Upfront Payment of approximately $11.6 million, in addition to a future payment of approximately $1.2 million to be held in escrow until August 2022 as well as the right to receive up to an additional $7.0 million in potential future regulatory and sales milestone payments (see Note 4). The Company accounted for its investment in Arvelle in accordance with the provisions of ASC 321, "Investments - Equity Securities", and elected to use the measurement alternative therein with the long-term investment balance of approximately $8.1 million reclassified to short-term investment in the Company's unaudited condensed consolidated balance sheet at December 31, 2020. The Company expects to recognize a net gain on sale of approximately $4.7 million upon the closing of the Arvelle Sale on February 2, 2021, which is not expected to result in any income tax liability..
Subsequent to December 31, 2020, the Company has sold approximately 3.6 million shares of its common stock for total proceeds of approximately $10.2 million, net of brokerage fees, through SVB Leerink LLC as placement agent.

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
•our commercialization, marketing and manufacturing capabilities, strategy, capabilities and success;
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
Overview
We are a clinical-stage company focused on developing gene therapies to radically transform the lives of patients with neurodegenerative diseases. We currently have three clinical-stage programs: (i) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which five patients have been dosed in the late-infantile/juvenile (Type II) low-dose cohort of stage 1, and we have dosed two late-infantile/juvenile (Type II) patients in the higher dose cohort of the study and expect to continue to dose Type II patients and initiate the low-dose infantile (Type I) patients in calendar year 2021; (ii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) in which two expanded access patients have been dosed under an investigational new drug ("IND") application sponsored by the University of Massachusetts Medical School ("UMMS"), and in November 2020, we obtained clearance from the FDA for our IND application and we have dosed the first infantile patient in January 2021; and (iii) the AXO-Lenti-PD program for the treatment of Parkinson's disease, which is comprised of the first generation ProSavin® in which 15 patients were previously dosed in a Phase 1/2 study, and the second generation AXO-Lenti-PD in which we have dosed two patients in Cohort 1 of the dose-escalation study and four patients in Cohort 2.
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
The Domestication
We have substantially completed our previously disclosed corporate transformation to align corporate structure and governance with current and future business activity. On November 12, 2020, Axovant Gene Therapies Ltd. ("AGT") discontinued as a Bermuda exempted company pursuant to Section 132G of the Companies Act 1981 of Bermuda, and pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), continued its existence under the DGCL as a corporation named Sio Gene Therapies Inc. ("Sio") organized in the State of Delaware. This transaction is referred to as the Domestication. The Domestication effected a change in our jurisdiction of incorporation, and other changes of a legal nature, including changes in our organizational documents. Our consolidated business, operations, assets and liabilities did not change upon effectiveness of the Domestication. However, following the Domestication, the principal executive offices and registered offices of Sio are located at 130 West 42nd St, 26th Floor, New York, New York 10036, and the telephone number for Sio at its principal executive offices is 1-877-746-4891. The fiscal year end of Sio Gene Therapies Inc. following the Domestication remains at March 31. In addition, our directors and executive officers immediately after the Domestication were the same individuals who were directors and executive officers, respectively, immediately prior to the Domestication.

In the Domestication, each of our currently issued and outstanding common shares automatically converted by operation of law, on a one-for-one basis, into shares of Sio common stock. Consequently, upon the effectiveness of the Domestication, each holder of an AGT common share instead holds a share of Sio common stock representing the same proportional equity interest in Sio as that shareholder held in AGT and representing the same class of shares. The number of shares of Sio common stock outstanding immediately after the Domestication is the same as the number of common shares of AGT. outstanding immediately prior to the Domestication. In connection with the Domestication, we adopted a new certificate of incorporation, bylaws and form of common stock certificate, copies of which were filed as Exhibits 3.1, 3.2 and 4.1, respectively, to our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the U.S. Securities and Exchange Commission ("SEC") on November 13, 2020.
In addition, we have significantly reduced the number of our subsidiaries as part of our reorganization to align our corporate structure with current and future business activity. Following the reorganization, we currently have three direct and indirect wholly-owned subsidiaries: Axovant Holdings Limited, an entity organized under the laws of England and Wales; Axovant Sciences GmbH, an entity organized under the laws of Switzerland; and Sio Europe Limited, an entity organized under the laws of Ireland.
COVID-19 Business Update
We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive efforts to minimize the risks to the health and safety of our patients, study investigators and employees, as well as to maintain business continuity. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our employees, effective March 16, 2020. Subsequently, this remote work model was made permanent. We believe that the measures we are implementing are appropriate, reflecting both regulatory and public health guidance, to maintain business continuity. We will continue to closely monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate.
In the conduct of our business activities, we are also taking actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. We are continuing to evaluate clinical trial site initiations and patient enrollment on a case-by-case and patient-by-patient basis in coordination with clinical trial investigators and site staff. Some clinical trial sites, both within the United States and the United Kingdom, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. Our clinical trial progression, dosing, patient enrollment and related activities may be delayed, and reporting of some clinical data may be incomplete or delayed if patients enrolled in our clinical trials are unable to fully participate in all necessary measurement protocols, due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic, or restrictions imposed by institutions or local, state or national governments, among other factors. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, patients in our clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 are infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic. Additionally, our clinical trial for AXO-Lenti-PD can involve elderly patients with advanced disease who may be unable to participate in clinical assessments at our research sites in the United Kingdom. For example, because of the COVID-19 pandemic and a patient refusal, two out of four patients in the second cohort of our Phase 2 clinical trial of AXO-Lenti-PD at our United Kingdom clinical trial sites were unable to participate in Unified Parkinson’s Disease Rating Scale ("UPDRS") assessments and the mandatory washout of background levodopa therapy at the six-month time point. However, all four of these subjects were able to complete all other efficacy assessments at the six-month timepoint, including the patient-recorded Hauser diaries. We are working with sites and investigators to ensure safe and ethical data collection at future time points through the pandemic in accordance with regulatory guidance. While the COVID-19 pandemic has not resulted in a significant delay to our clinical development timelines to-date, the global pandemic of COVID-19 continues to evolve, and could materially impact our clinical development and any future commercialization timelines.

Our business could also be harmed by health epidemics wherever we have business operations, including operations of third-party manufacturers, contract research organizations ("CROs") and other third parties upon whom we rely. Sio is based in New York City, we have business operations in North Carolina and certain of our contract manufacturers are located in Europe. We are also dependent on an international supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. While the COVID-19 pandemic has not adversely impacted our business operations, international supply chain, productivity or clinical development timelines to-date, the effects of executive orders issued by numerous U.S. state governments, including the State of New York and surrounding states, which have imposed continuing aggressive orders, health directives and recommendations to reduce the spread of the disease, including shelter-in-place directives and executive orders directing that all non-essential businesses close their physical operations, as well as our work-from home policies, may negatively impact productivity, disrupt our business or international supply chain and delay our clinical programs and timelines in the future, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
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
Our Product Pipeline
The following table summarizes the status of our gene therapy development programs, for which we hold global commercial rights to each of the following programs:

Gene Therapy Program	Clinical Indication	Clinical Development Stage

AXO-AAV-GM1	GM1 gangliosidosis	Phase 1/2

AXO-AAV-GM2	GM2 gangliosidosis (including	Phase 1/2
Tay-Sachs and Sandhoff diseases)

AXO-Lenti-PD	Parkinson's disease	Phase 2

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
AXO-AAV-GM1 is currently being evaluated in an IND overseen by the NIH. We presented an update from the first child dosed with AXO-AAV-GM1 in the fourth quarter of calendar year 2019, who was observed to have clinically significant improvements from baseline gene transfer to six month follow-up based on neurological exam, the Vineland-3 scale, Clinical Global Impression assessments, and nutritional status. The Vineland-3 scale is an individually administered measure of adaptive behavior that is widely used to assess individuals with intellectual, developmental, and other disabilities. In addition, AXO-AAV-GM1 was observed to be generally well tolerated with four treatment emergent adverse events, of which two were considered possibly related (increased Fibrin D dimer and increased aspartate aminotransferase ("AST"), both of which resolved with no clinical sequelae), and no reports of serious adverse events related to the investigational gene therapy or intravenous administration of the vector.
We have completed the enrollment and dosing of the five Type II (late-infantile/juvenile) patients in the low-dose cohort in Stage 1 of the registrational study of both Type I and Type II GM1 patients and announced initial data on the first cohort in December 2020. A total of five Type II patients were evaluated in the initial data announced in December 2020. All patients had documented deficiency of β-gal enzyme activity with a genetic and clinical diagnosis of GM1 gangliosidosis. All five patients exhibited impairment of fine motor skills and change in walking pattern on clinical history at baseline. AXO-AAV-GM1 was generally well-tolerated at the low dose (1.5×1013 vg/kg) delivered intravenously, with no serious adverse events ("SAE" or "SAEs") reported as related to gene therapy. One SAE was described, whereby a single patient experienced bacterial sepsis resulting from an infection of the line used for drug product administration, which was considered to be unrelated to the investigational drug product, and which resolved within a few days following line removal and administration of antibiotics. The most common adverse events were considered mild to moderate. Transient and mild AST elevations were observed in four subjects, none of which required clinical intervention or had associated clinical consequences. There were no other adverse events indicative of impaired liver function. No clinically relevant changes were observed in platelet count.

We believe the favorable tolerability in the low-dose cohort supports continued enrollment of patients in the high-dose cohort (4.5×1013 vg/kg), in which two Type II patients have now been dosed without complications. At month six, serum enzyme activity increased by an average of 71% from baseline (range: 33%-127%) across the five patients in the first cohort. On average, serum β-gal enzyme activity was restored to 38% of normal reference levels at month six, with individual patients ranging from 23-57% of normal reference levels. The reference level was defined by the lowest level of enzyme activity in serum from 30 healthy adult volunteers using the same validated assay of β-gal enzyme activity as was used to assess the patients in the study. Cerebrospinal fluid ("CSF") samples were collected from all patients through lumbar puncture. Development and validation of biomarker assays for CSF is currently ongoing.
Patients were assessed by multiple measures of neurodevelopment including (i) the Vineland Adaptive Behavior Scales 3rd Edition ("VABS-3"), (ii) upright and floor mobility score, and (iii) Clinical Global Impression ("CGI"), a clinician's assessment of change in disease severity from baseline. VABS-3 is a standardized measure of adaptive behavior that is widely used to evaluate communication, daily living, social skills, and motor function. VABS-3 scores have a predictable relationship to ability, allowing for comparative assessments with increasing age. In GM1 gangliosidosis, predictable functional decline in abilities has been well documented in natural history studies, showing an age-related statistically significant decline in all sub-domains of the VABS-3 scale and in floor and upright mobility scores compared with unaffected children. All five patients demonstrated disease stability at six months post-treatment as assessed by VABS-3 growth scale value scores, upright and floor mobility score, and CGI relative to baseline values. Subdomain growth scale value scores in the VABS-3 remained stable or improved in four out of five patients. Additional data will be collected at the 12-month evaluation including several measures of the systemic manifestations of GM1 gangliosidosis.We expect 12-month followup data on the first cohort to be available during the second half of calendar year 2021. In calendar year 2021, we plan to complete dosing in the high-dose cohort of Type II patients and the low-dose cohort of Type I patients in Stage 1 of the AXO-AAV-GM1 clinical program. In October 2020, the FDA granted Rare Pediatric Disease designation to AXO-AAV-GM1.
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
In October 2020, the FDA granted Rare Pediatric Disease Designation to AXO-AAV-GM2. In November 2020, the FDA approved an IND to support the initiation of our registrational clinical trial in patients with GM2 gangliosidosis. We have dosed the first infantile patient in the clinical trial under this IND in January 2021. The patient received 1.42×1014 vg divided into bilateral thalamic and intra-thecal dosing.
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
The design of the SUNRISE-PD study is an open label dose-escalation portion studying multiple potential dose levels. Once the optimal dose has been determined in the dose-escalation study, a Phase 2 sham-controlled study will be conducted with patients randomized either to an active group receiving the optimal dose as determined in the SUNRISE-PD study, or a control group undergoing an imitation "sham" surgical procedure. We are working closely with our manufacturing partner for AXO-Lenti-PD, Oxford Biomedica, to develop a reliable suspension-based manufacturing process. Manufacturing of several GMP batches is underway and planned at Oxford Biomedica with a goal of generating material for use in future clinical trials. We will continue to provide periodic updates on the development of the suspension-based manufacturing process at Oxford Biomedica.
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
1Palfi, et al. The Lancet. 2014;383(9923):1138-1146. Note: Error bars are calculated as (Mean +/- SEM)
*UPDRS data is only available for two patients at six months post-dosing.
Our Key Agreements
The University of Massachusetts Medical School Exclusive License Agreement
In December 2018, we entered into an exclusive license agreement (the "UMMS Agreement") with UMMS pursuant to which we received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). This license is exclusive with respect to patents and biological materials and non-exclusive with respect to know-how and is subject to UMMS' retained rights for academic research, teaching and non-commercial patient care purposes, as well as to certain pre-existing rights of the U.S. government.
Under the UMMS Agreement, we are solely responsible, at our expense, for the research, development and commercialization of the licensed product candidates. We will reimburse UMMS for payments made by UMMS for the manufacture of clinical trial materials for us, up to a specified amount. UMMS is a clinical trial site for our AXO-AAV-GM2 program. We are obligated to use diligent efforts to develop and commercialize the licensed product candidates and are required to achieve certain development and commercial milestones in accordance with the timeline set forth in the agreement.
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

Oxford Biomedica License Agreement
In June 2018, we entered into the Oxford Agreement, pursuant to which we received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. In June 2018, as partial consideration for the license, we made an upfront payment to Oxford of $30.0 million, $5.0 million of which was applied as a credit against the process development work and clinical supply that Oxford is obligated to provide to us over the term of the Oxford Agreement. Under the terms of the Oxford Agreement, we could be obligated to make payments to Oxford totaling up to $55.0 million upon the achievement of specified development milestones and $757.5 million upon the achievement of specified regulatory and sales milestones. In April 2019, certain development milestones were achieved resulting in a $13.0 million net payment due to Oxford. We will also be obligated to pay Oxford a tiered royalty from 7% to 10%, based on yearly aggregate net sales of the underlying gene therapy products, subject to specified reductions upon the occurrence of certain events as set forth in the Oxford Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country.
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
Research and development activities will continue to be central to our business model and will vary significantly based upon the success of our programs and the achievement of milestones requiring payments to our partners, Oxford and UMMS. For the three and nine-months ended December 31, 2020 and December 31, 2019, the majority of our research and development expenses were associated with our gene therapy product candidates, including development milestones achieved. We expect our research and development expenses to fluctuate over the near term depending on the progression of our gene therapy product candidates currently under development and as associated costs are incurred.
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
We anticipate that our general and administrative expenses will at least approximate those incurred during the three and nine-months ended December 31, 2020 in the near term.

Results of Operations for the Three and Nine-Months Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the three and nine-months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2020	2019	Change	2020	2019	Change
Operating expenses:
Research and development expenses
(includes stock-based compensation expense of $259 and $876 for the three months ended December 31, 2020 and 2019 and $1,280 and $2,006 for the nine months ended December 31, 2020 and 2019, respectively)	$6,407	$8,267	$(1,860)	$16,659	$36,190	$(19,531)
General and administrative expenses
(includes stock-based compensation expense of $617 and $1,436 for the three months ended December 31, 2020 and 2019 and $2,294 and $3,332 for the nine months ended December 31, 2020 and 2019, respectively)	4,198	5,409	(1,211)	13,329	16,928	(3,599)
Total operating expenses	10,605	13,676	(3,071)	29,988	53,118	(23,130)
Interest expense	1	1,066	(1,065)	798	3,937	(3,139)
Other expense (income)	98	(694)	792	(1,388)	(1,231)	(157)
Loss before income tax (benefit) expense	(10,704)	(14,048)	3,344	(29,398)	(55,824)	26,426
Income tax (benefit) expense	(188)	(9)	(179)	(304)	156	(460)
Net loss	$(10,516)	$(14,039)	$3,523	$(29,094)	$(55,980)	$26,886
Research and Development Expenses
Our research and development expenses during the three and nine-months ended December 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2020	2019	Change	2020	2019	Change
Program-specific costs:
AXO-Lenti-PD	$1,387	$2,417	$(1,030)	$4,774	$19,540	$(14,766)
AXO-AAV-GM1 and AXO-AAV-GM2	1,846	2,831	(985)	2,646	5,533	(2,887)
Discontinued AXO-AAV-OPMD program	—	(321)	321	—	1,822	(1,822)
Discontinued small molecule programs	17	56	(39)	(155)	(689)	534
Unallocated internal costs:
Stock-based compensation expense	259	876	(617)	1,280	2,006	(726)
Personnel-related	1,627	1,610	17	5,267	5,294	(27)
Other	1,271	798	473	2,847	2,684	163
Total research and development expenses	$6,407	$8,267	$(1,860)	$16,659	$36,190	$(19,531)
Research and development expenses decreased by $1.9 million from $8.3 million for the three months ended December 31, 2019 to $6.4 million for the three months ended December 31, 2020. The current period decrease was due to a $1.0 million nonrecurring development and regulatory milestone to UMMS achieved in the prior year period for the AXO-AAV-GM2 program. In addition, there were reduced AXO-Lenti-PD program costs of $1.0 million due to lower clinical expenses as the enrollment of Cohort 2 was completed in February 2020, as well as lower manufacturing expenses due to delays in the development of a suspension-based manufacturing process by our partner, Oxford.

Research and development expenses decreased by $19.5 million from $36.2 million for the nine months ended December 31, 2019 to $16.7 million for the nine months ended December 31, 2020. The current period decrease was primarily related to $14.0 million in certain nonrecurring development and regulatory milestones achieved in the prior year period for the AXO-Lenti-PD and AXO-AAV-GM2 programs. As well, there were reduced program-specific research and development costs of $3.7 million due to (i) lower AXO-Lenti-PD clinical expenses as the enrollment of Cohort 2 was completed in February 2020, as well as lower manufacturing expenses due to the delays at Oxford, and (ii) reduced clinical and manufacturing expenses while awaiting FDA clearance of the IND for the AXO-AAV-GM2 program.
General and Administrative Expenses
General and administrative expenses were $4.2 million for the three months ended December 31, 2020 compared to $5.4 million for the three months ended December 31, 2019. The decrease of $1.2 million was primarily related to a reduction in stock-based compensation expense attributable to reduced headcount and lower grant date fair values per share for equity awards, as well as reduced outside legal costs.
General and administrative expenses were $13.3 million for the nine months ended December 31, 2020 compared to $16.9 million for the nine months ended December 31, 2019. The decrease of $3.6 million was primarily related to reductions in (i) personnel costs (including severance) of $1.2 million and stock-based compensation expense of $1.0 million attributable to reduced headcount and lower grant date fair values per share for equity awards, (ii) outside legal costs of $0.7 million, and (iii) pharmaceutical market research expenses of $0.6 million.
Interest Expense
Interest expense was $1 thousand and $0.8 million for the three and nine-months ended December 31, 2020, and $1.1 million and $3.9 million for the three and nine-months ended December 31, 2019, which consisted of interest paid and the amortization of debt discount related to our loan and security agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules"), and also included a loss on extinguishment of debt of approximately $0.5 million during the three months ended June 30, 2020, whereby in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due. Additionally, we prepaid approximately $15.7 million of outstanding principal due without penalty in connection with the November 2019 amendment of the Loan Agreement with Hercules.
Other (Income) Expense
Other (income) expense was $0.1 million and $(0.7) million for the three months ended December 31, 2020 and 2019, respectively. Other expense for the three months ended December 31, 2020 consisted primarily of foreign exchange losses. Other income for the three months ended December 31, 2019 included ($0.5) million of foreign exchange gains along with interest income and service fee income.
Other income was $(1.4) million for the nine months ended December 31, 2020 compared to $(1.2) million for the nine months ended December 31, 2019. The nine months ended December 31, 2020 included income of approximately $(2.2) million associated with the exercise of a right to purchase convertible preferred stock that was received as compensation for services provided and certain intangible assets, partially offset by foreign exchange losses. Other income for the nine months ended December 31, 2019 consisted primarily of foreign exchange gains and interest income.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common stock and pre-funded warrants, as well as borrowings under our credit facilities. As of December 31, 2020, we had $81.0 million of cash and cash equivalents available to us, and in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due under the Loan Agreement with Hercules.
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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our gene therapy product candidates. In addition, as part of our business development strategy, we generally structure our license agreements and collaboration agreements so that a significant portion of the total license cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under these agreements. Based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we do not expect significant milestone payments under our license and collaboration agreements to come due prior to September 30, 2021.
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
•the cost and timing of completion of commercial-scale manufacturing activities, including costs that may result from delays in the development of a suspension-based manufacturing process by our partner, Oxford;
•the cost of establishing sales, marketing and distribution capabilities for our gene therapy product candidates in regions where we choose to commercialize our products on our own; and
•the initiation, progress, timing and results of our commercialization of our gene therapy product candidates, if approved for commercial sale.
As of December 31, 2020, our cash and cash equivalents totaled $81.0 million and our accumulated deficit was $787.7 million. For the nine months ended December 31, 2020 and the fiscal year ended March 31, 2020, we incurred net losses of $29.1 million and $72.6 million, respectively. As of December 31, 2020, we had $8.9 million of non-interest-bearing current liabilities due within one year, and on February 2, 2021, we received an upfront payment of approximately $11.6 million in connection with the sale of our investment in Arvelle Therapeutics B.V. ("Arvelle") to a third party as part of that third party's cash acquisition of all of the outstanding equity of Arvelle.
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

In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. We cannot ensure that financing will be available in the amounts we need or on terms acceptable to us, if at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the evolving effects of the COVID-19 pandemic. In addition, extreme price and volume fluctuations in the stock market in general, and the Nasdaq Global Select Market, in particular, have resulted in volatile and sometimes decreased stock prices for many companies, including us. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance, and impact our ability to raise sufficient additional capital on acceptable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. While we anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations into the second calendar quarter of 2022, such expectation is subject to a number of significant variables and may not occur, which raises substantial doubt about our ability to continue as a going concern.
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
At-the-Market Equity Offering Program
We have engaged SVB Leerink LLC as our agent to sell shares of our common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our common stock, or in periods prior to the Domestication, our common shares, sold. As of December 31, 2020, we sold approximately 17.0 million common shares for total proceeds of approximately $53.2 million, net of brokerage fees, under this program, and subsequent to December 31, 2020, we have sold approximately 3.6 million common shares for total proceeds of approximately $10.2 million, net of brokerage fees.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Nine Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(36,348)	$(49,563)
Net cash used in investing activities	(247)	(250)
Net cash provided by (used in) financing activities	36,862	(29,374)
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and stock-based compensation expenses, as well as the effect of changes in working capital and other activities.
For the nine months ended December 31, 2020, net cash used in operating activities was $36.3 million and was primarily attributable to a net loss of $29.1 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to net decreases in accrued expenses of $3.6 million and accounts payable of $3.4 million, an increase in prepaid expenses of $3.3 million, and a realized non-cash gain of $2.2 million associated with an investment in convertible preferred stock, which were partially offset by $3.6 million of non-cash stock-based compensation expense and $1.3 million of operating lease right-of-use asset amortization expense.
For the nine months ended December 31, 2019, net cash used in operating activities was $49.6 million and was primarily attributable to a net loss of $56.0 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to a net decrease in accounts payable of $1.4 million and a change in operating lease liabilities of $1.3 million, which were partially offset by $5.3 million of non-cash stock-based compensation expense, $2.4 million of non-cash depreciation and amortization expense, and a net decrease in prepaid expenses and other current assets of $2.2 million.

Investing Activities
Cash used in investing activities was $247 thousand and $250 thousand for the nine months ended December 31, 2020 and 2019, respectively, and related to purchases of fixed assets.
Financing Activities
For the nine months ended December 31, 2020, net cash provided by financing activities was approximately $36.9 million and consisted primarily of $52.5 million of net proceeds from the issuance and sale of our common shares under our share sales agreement with SVB Leerink LLC, partially offset by $15.7 million of principal payments made on long-term debt. For the nine months ended December 31, 2019, net cash used in financing activities was approximately $29.4 million and consisted primarily of principal payments made on long-term debt.
Contractual Obligations
Our contractual obligations did not materially change during the nine months ended December 31, 2020 as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2020, except that (i) in April 2020, we prepaid the remaining principal balance of $15.7 million of outstanding principal, together with $0.3 million of accrued interest, fees and other amounts, due under the Loan Agreement with Hercules, and (ii) in August 2020, we entered into a lease agreement for an office facility in New York, New York for a five-year, six-month term that commenced in December 2020, with a total amount of undiscounted contractual rent obligations due of approximately $1.5 million, net of abatement, over the term of the lease.
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of December 31, 2020, we had cash and cash equivalents of $81.0 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level.
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
Our business could be harmed by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States. We are based in New York City and have business operations in North Carolina, and certain of our contract manufacturers are located in Europe. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Numerous U.S. state governments, including the State of New York and surrounding states, have imposed continuing aggressive orders, health directives and recommendations to reduce the spread of the disease, including shelter-in-place directives and executive orders directing that all non-essential businesses close their physical operations and implement work-from-home schedules. We have implemented work-from-home policies for all of our employees. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
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
In addition, in October 2020, our manufacturing partner for AXO-Lenti-PD, Oxford, informed us of delays in Chemistry, Manufacturing and Controls ("CMC") data and third-party fill/finish issues. As a result, the development of a suspension-based manufacturing process for AXO-Lenti-PD will take longer than expected, which will likely result in delays in starting our planned randomized, sham-controlled trial of AXO-Lenti-PD. There can be no assurance as to the timeline for our planned trial or that we will not experience future delays, which would adversely affect our business, financial condition and results of operations.
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
•the cost and timing of completion of clinical-stage and commercial-scale manufacturing activities, including costs that may result from delays in the development of a suspension-based manufacturing process by our partner, Oxford;
•the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products on our own; and
•the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.
As of December 31, 2020, our cash and cash equivalents totaled $81.0 million and our accumulated deficit was $787.7 million. For the nine months ended December 31, 2020 and the fiscal year ended March 31, 2020, we incurred net losses of $29.1 million and $72.6 million, respectively. While we anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations into the second calendar quarter of 2022, such expectation is subject to a number of significant variables and may not occur, which raises substantial doubt about our ability to continue as a going concern. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. For example, the FDA had previously placed a clinical hold on our IND for AXO-AAV-GM2 pending the resolution of certain questions that were subsequently resolved, and in addition, the FDA could require us to conduct preclinical studies or clinical trials for any of our programs beyond those that we currently anticipate will be required.

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
The withdrawal of the United Kingdom, or the U.K., from the European Union, or the E.U., commonly referred to as “Brexit”, may adversely impact our ability to obtain regulatory approvals of our product candidates in the U.K. or the EU and may require us to incur additional expenses to develop and commercialize our product candidates in the U.K. or the EU or receive clinical supply of our product candidates from manufacturing partners in the U.K.
Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. was subject to a transition period until December 31, 2020 (the "Transition Period"), during which E.U. rules continued to apply. A trade and cooperation agreement (the "Trade and Cooperation Agreement") that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.
Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, approval and commercialization of our product candidates in the U.K. or the EU. For example, Great Britain is no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the U.K. or the E.U. and restrict our ability to generate revenue and achieve and sustain profitability. We anticipate that Oxford, which is based in the U.K., will continue to provide clinical and commercial supply for our AXO-Lenti-PD program. Brexit could affect the clearance or timing of the release of our clinical trial materials out of the U.K. Any such delays could result in our clinical study sites outside of the U.K. not having sufficient clinical trial materials and could adversely affect the timing and completion of our clinical trials.
While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the U.K. and the E.U. there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the U.K. diverge from the E.U. from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the E.U.
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

We are unaware of any directly competing commercialized product or clinical-stage product candidate with respect to either AXO-AAV-GM1 or AXO-AAV-GM2 other than LYS-GM101, a gene therapy product candidate being developed by Lysogene S.A., as well as PBGM01, a gene therapy program being developed by Passage Bio which recently received IND clearance, each for the treatment of GM1 gangliosidosis, and TGTX-101, a gene therapy product candidate being developed by Taysha Gene Therapies for the treatment of GM2 gangliosidosis.
We consider our most direct competitor with respect to AXO-Lenti-PD to be Voyager Therapeutics, which is developing VY-AADC, a gene therapy product candidate for the treatment of advanced Parkinson’s disease. VY-AADC delivers the AADC gene, one of the three genes contained in AXO-Lenti-PD, via an adeno-associated virus (an "AAV virus-based vector"). Agilis Biotherapeutics, which was acquired by PTC Therapeutics, is developing AGIL-AADC, another AAV virus-based vector gene therapy that delivers the AADC gene, for the treatment of AADC deficiency, a rare disorder that involves loss of AADC gene function. In addition, DBS is approved for treating Parkinson’s disease and is marketed by multiple device manufacturers, including Medtronic, Abbott and Boston Scientific. DBS treatment involves permanent placement of hardware in the brain via stereotactic neurosurgery and may require follow-up adjustments or even invasive device replacements. Another surgical approach is Abbvie’s Duopa which is delivered via a port implanted in the abdominal wall. Further efforts are also underway to develop and commercialize new improved formulations of L-dopa, including Acorda’s Inbrija, for which an NDA was approved by the FDA in December 2018, and Mitsubishi Tanabe’s ND0612. Adjunct therapies are also being developed or have recently been approved to supplement L-dopa therapy, including Sunovion’s sublingual apomorphine and Adamas Pharmaceuticals’ GoCovri. Several companies are also trying to develop other disease modifying therapies that could prevent the progression of Parkinson’s disease. MeiraGTx is developing AAV-GAD, a gene therapy product designed to deliver the GAD gene to increase production of the neurotransmitter GABA to normalize motor circuits. Examples of early stage efforts include Denali Therapeutics’ LRRK2 inhibitors and anti-alpha synuclein antibodies from Prothena/Roche and Biogen, as well as Prevail Therapeutics’ pipeline of AAV-based therapeutics targeting lysosomal dysfunction. BlueRock Therapeutics, acquired by Bayer in 2019, is developing an induced pluripotent stem cell-derived (iPSC) dopaminergic neuron therapy for patients with Parkinson’s and will enter a Phase 1 clinical trial in 2021 to evaluate the safety, tolerability, and preliminary efficacy in patients with PD.
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
•delay or inability to develop, procure or expand sufficient manufacturing capacity;
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
Although our common stock is listed on the Nasdaq Global Select Market ("Nasdaq"), we cannot assure you that an active trading market for our common stock will be sustained. In addition, as a result of Roivant Sciences Ltd. ("RSL") owning approximately 31.6% of our shares of common stock outstanding as of February 5, 2021, trading in our common stock may be less liquid than the stock of companies with broader public ownership. If an active market for our common stock is not sustained, you may not be able to sell your stock quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
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
Under Nasdaq corporate governance requirements, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements. As of February 24, 2020, RSL no longer controls a majority of the voting power of our outstanding shares of common stock. As a result, we are no longer a "controlled company" within the meaning of these rules, and are required to comply with additional corporate governance requirements. If we fail to comply with any of these corporate governance requirements, our common stock could be delisted from Nasdaq, which would negatively impact the trading of our common stock and our business and financial condition.
RSL owns a significant percentage of our shares of common stock and is able to exert significant control over matters subject to stockholder approval.

Based on shares of our common stock outstanding as of February 5, 2021, RSL beneficially owns approximately 31.6% of the voting power of our outstanding shares of common stock and has the ability to substantially influence us through this ownership position. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. RSL has closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. ("Sumitomo") that includes a grant to Sumitomo of a right of first refusal with respect to our shares of common stock held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other stockholders, and could impact our ability to undertake certain corporate transactions. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other stockholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence our decisions.
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
•stockholders cannot act by written consent in lieu of a meeting; and

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
As of February 5, 2021, 18,577,380 of our outstanding shares of common stock, representing 31.6% of our shares of common stock, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common stock, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common stock, it could negatively affect our stock price. Such a decrease in our stock price could also in turn impair our ability to raise capital through the sale of additional equity securities.
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
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered shares of common stock or preferred stock, debt securities and warrants. We have also entered into a sales agreement with SVB Leerink LLC to sell shares of common stock from time to time through an at-the-market equity offering program with an aggregate offering price of up to approximately $64.7 million remaining available to be sold as of February 8, 2021. To the extent we issue new shares of common stock as a result of needing additional capital, such stock could constitute a material portion of our then outstanding shares of common stock and cause dilution to our existing stockholders.
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
We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease being an emerging growth company on March 31, 2021.
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
As discussed more fully under “Material U.S. Federal Income Tax Consequences of the Domestication” included as Exhibit 99.1 to our Current Report on Form 8-K12G3, filed November 13, 2020 (the "Current Report"), we believe that the Domestication constituted a tax-free reorganization within the meaning of Section 368(a)(l)(F) of the Code. Assuming the Domestication so qualifies, U.S. holders (as defined in “Material U.S. Federal Income Tax Consequences of the Domestication” in the S-4 Registration Statement) of Sio Gene Therapies Inc. (formerly Axovant Gene Therapies Ltd. until the Domestication became effective) ("Sio") common shares or warrants are subject to Section 367(b) of the Code and, as a result, such U.S. holders may be subject to U.S. federal income tax as a result of the Domestication depending on their status. Although it is not entirely free from doubt, because the warrants are pre-funded warrants, we believe the warrants should be treated as Sio common shares for U.S. federal income tax purposes and a holder of warrants should generally be taxed in the same manner as a holder of Sio common shares, as described below. The balance of this discussion generally assumes that the characterization described above is respected for U.S. federal income tax purposes and all references to Sio common shares include warrants (including with respect to the determination of percentage ownership of a holder).
If you are a U.S. holder who owned Sio common shares that had a fair market value of less than $50,000 at the time the Domestication occurred, you generally will not recognize any gain or loss and will not be required to include any part of Sio’s earnings in income.
If you are a U.S. holder who owned Sio common shares that had a fair market value of $50,000 or more, but less than 10% (actually or constructively) of (i) the total combined voting power of all classes of our shares entitled to vote at general meetings of Sio on the day of Domestication occurred and (ii) the total value of all classes of our shares at the time the Domestication occurred, then except as noted below, you must generally recognize gain (but not loss) with respect to such common stock of Sio received in the Domestication, even if you continue to hold your stock and have not received any cash as a result of the Domestication. As an alternative to recognizing gain, however, such U.S. holder may elect to include in income the “all earnings and profits amount,” as the term is defined in Treasury Regulation Section 1.367(b)-2(d), attributable to its common shares in Sio provided certain other requirements are satisfied. The income so included pursuant to this election generally would be treated as dividend income. Notwithstanding the foregoing, however, we, in consultation with our tax return preparer, do not expect that Sio's cumulative earnings and profits were greater than zero through the day of the Domestication, in which case, the amount of the inclusion could potentially be zero; however, we cannot guarantee that we will not have positive cumulative earnings and profits on the day of the Domestication. If our cumulative earnings and profits are not greater than zero through the day of the Domestication, the making of an election to include the person’s share of the “all earnings and profits amount” into income as a dividend generally would be advantageous to U.S. holders who would otherwise recognize gain with respect to the conversion of the Axovant Gene Therapies Ltd. common shares in the Domestication. THE TAX CONSEQUENCES OF THE DOMESTICATION ARE COMPLEX AND DEPEND ON A HOLDER’S PARTICULAR CIRCUMSTANCES. WE STRONGLY URGE EACH SUCH U.S. HOLDER TO READ CAREFULLY OUR DESCRIPTIONS OF THE ELECTION IN “MATERIAL U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE DOMESTICATION” IN THE CURRENT REPORT, AS WELL AS TO CONSULT ITS OWN TAX ADVISOR FOR A FULL DESCRIPTION OF THE TAX CONSEQUENCES OF THE DOMESTICATION, INCLUDING THE APPLICABILITY AND EFFECT OF U.S. FEDERAL, STATE, LOCAL AND NON-U.S. INCOME AND OTHER TAX LAWS.
If a U.S. holder owned Sio common shares with 10% (actually or constructively) or more of the total combined voting power of all classes of our shares entitled to vote at general meetings of Sio on the day the Domestication occurred or 10% or more of the total value of all classes of our shares at the time the Domestication occurred, such U.S. holder will generally be required to pay taxes on a deemed dividend equal to the “all earnings and profits amount” attributable to its common shares in Sio. As noted above, we, in consultation with our tax return preparer, do not expect that our cumulative earnings and profits were greater than zero through the day of the Domestication; however, we cannot guarantee that we will not have positive cumulative earnings and profits on the day of the Domestication. Complex attribution rules apply in determining whether a U.S. holder owns 10% or more of the total combined voting power of all classes of our shares for U.S. federal tax purposes. EACH U.S. HOLDER IS STRONGLY URGED TO CONSULT ITS OWN TAX ADVISOR.
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
If you are a non-U.S. holder (as defined in “Material U.S. Federal Income Tax Consequences of the Domestication” in the Current Report) of our common shares or warrants, you may be subject to withholding tax on any dividends paid on the shares of common stock of Sio subsequent to the Effective Time. Please read the following information which provides more details on the potential tax consequences of the Domestication.
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

Changes in tax laws in the United States or foreign jurisdictions could materially increase our tax expense.

We are subject to income taxes in the United States and foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue, and President Biden’s campaign proposals included increasing the U.S. corporate income tax rate from 21% to 28%. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If implemented by taxing authorities, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.

Item 6.               Exhibits.

Exhibit Number	Description of Document	Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	8-K12G3	000-56226	3.1	11/13/2020

3.2	Bylaws.	8-K12G3	000-56226	3.2	11/13/2020

10.1	Amended and Restated 2015 Equity Incentive Plan.	S-8 POS	333-244371	10.1	11/13/2020

10.2	Forms of Option Grant Notice and Option Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-8 POS	333-244371	10.2	11/13/2020

10.3	Form of Early Exercise Stock Purchase Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-8 POS	333-244371	10.3	11/13/2020

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

SIO GENE THERAPIES INC.

		By:	/s/ David Nassif
Date:	February 9, 2021	Name:	David Nassif
		Title:	Chief Financial Officer and Chief Accounting Officer, General Counsel