Form 10-K
period 2021-03-31
Sio Gene Therapies Inc.
filed 2021-06-09
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2021
 or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37418

Sio Gene Therapies Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3863315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 West 42nd St., 26th Floor New York, New York	10036
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The aggregate market value of voting shares of common stock held by non-affiliates of the registrant at the end of the registrant's most recently completed second fiscal quarter ended September 30, 2020 was approximately $131,913,331 based on the last reported sale price of the shares of common stock on The Nasdaq Global Select Market on September 30, 2020 of $4.62 per share.
The number of shares outstanding of the Registrant’s common stock, $0.00001 par value per share, on June 7, 2021, was 69,558,434.

SIO GENE THERAPIES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2021

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:
•Our business, operations and clinical development plans and timelines could continue to be adversely impacted by the effects of health epidemics, including the recent COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, or CROs, shippers and others.
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
•Gene therapies are novel, complex, difficult and expensive to manufacture. We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our product candidates. Delays in manufacturing processes, including recently at Oxford, may result in delays in our planned clinical trials that would otherwise harm our business and prospects.
•Our business plan may lead to the initiation of one or more gene therapy development programs, the discontinuation of one or more development programs, or the execution of one or more transactions that you do not agree with or that you do not perceive as favorable to your investment.
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
The summary risk factors described above should be read together with the text of the full risk factors below, in the section titled “Risk Factors” in Part I, Item 1A. and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also harm our business, financial condition, results of operations and future growth prospects.

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
•anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approval for our product candidates;
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

In November 2020, Axovant Gene Therapies Ltd. changed its jurisdiction of incorporation from Bermuda to Delaware and changed its corporate name to Sio Gene Therapies Inc., which we refer to collectively as the Domestication. Unless the context requires otherwise, references in this report to "Sio", the "Company," "we," "us," and "our" refer to (i) Axovant Gene Therapies Ltd. and its subsidiaries prior to the Domestication and (ii) Sio Gene Therapies Inc. and its subsidiaries after the Domestication. In addition, all references to “common stock” before the Domestication refer to the common shares of Axovant Gene Therapies Ltd., and all such references after the Domestication refer to the common stock of Sio.
Item 1.        Business
Overview
We are a clinical-stage company focused on developing gene therapies to radically transform the lives of patients with neurodegenerative diseases. We currently have three clinical-stage programs: (i) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which five patients have been dosed in the late-infantile/juvenile (Type II) low-dose cohort of stage 1, and we have dosed two late-infantile/juvenile (Type II) patients in the higher dose cohort of the study and expect to continue to dose Type II patients and initiate the low-dose infantile (Type I) patients in calendar year 2021; (ii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) for which we received clearance for the IND from the FDA in November 2020, and in which we dosed the first infantile patient in January 2021; and (iii) the AXO-Lenti-PD program for the treatment of Parkinson's disease, comprised of the ProSavin Phase 1/2 study in which 15 patients were previously dosed and the AXO-Lenti-PD SUNRISE-PD study in which we have dosed two patients in Cohort 1 of the dose-escalation study and four patients in Cohort 2.
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
The Domestication
We have substantially completed our previously disclosed corporate transformation to align corporate structure and governance with current and future business activity, including significantly reducing the number of our subsidiaries. On November 12, 2020, Axovant Gene Therapies Ltd. ("AGT") discontinued as a Bermuda exempted company pursuant to Section 132G of the Companies Act 1981 of Bermuda, and pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), continued its existence under the DGCL as a corporation named Sio Gene Therapies Inc. ("Sio") organized in the State of Delaware. The Domestication effected a change in our jurisdiction of incorporation, and other changes of a legal nature, including changes in our organizational documents. Our consolidated business, operations, assets and liabilities did not change upon effectiveness of the Domestication. However, following the Domestication, the principal executive offices and registered offices of Sio are located at 130 West 42nd St, 26th Floor, New York, New York 10036, and the telephone number for Sio at its principal executive offices is 1 (877) 746-4891. The fiscal year end of Sio Gene Therapies Inc. following the Domestication remains at March 31. In addition, our directors and executive officers immediately after the Domestication were the same individuals who were directors and executive officers, respectively, immediately prior to the Domestication.
In the Domestication, each of our currently issued and outstanding common shares automatically converted by operation of law, on a one-for-one basis, into shares of Sio common stock. Consequently, upon the effectiveness of the Domestication, each holder of an AGT common share instead holds a share of Sio common stock representing the same proportional equity interest in Sio as that shareholder held in AGT and representing the same class of shares. The number of shares of Sio common stock outstanding immediately after the Domestication is the same as the number of common shares of AGT. outstanding immediately prior to the Domestication. In connection with the Domestication, we adopted a new certificate of incorporation, bylaws and form of common stock certificate, copies of which were filed as Exhibits 3.1, 3.2 and 4.1, respectively, to our Report on Form 8-K12G3 filed with the SEC on November 13, 2020.

Our Product Pipeline
The following table summarizes the status of our gene therapy development programs, for which we hold global commercial rights to each:

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
AXO-AAV-GM1
AXO-AAV-GM1 is an investigational gene therapy currently being developed as a potential one-time disease modifying treatment for GM1 gangliosidosis. The program utilizes an adeno-associated virus ("AAV") vector to deliver a functional copy of the GLB1 gene with the goals of restoring β-gal enzyme activity both systematically and in the CNS, reducing GM1 ganglioside accumulation to ultimately improve neurological function and peripheral manifestations, such as cardiac and skeletal abnormalities, and thereby extend survival. The therapy is administered intravenously and utilizes the AAV9 capsid, which has been shown to cross the blood-brain barrier. Intravenous administration has the potential to broadly transduce the CNS and peripheral tissues, as well as treat peripheral manifestations of the disease. We licensed exclusive worldwide rights for the development and commercialization of AXO-AAV-GM1 from UMMS in December 2018. In November 2019, we announced that the FDA had granted orphan drug designation for AXO-AAV-GM1.

Preclinical studies in GM1 murine and feline models have demonstrated that AXO-AAV-GM1 increases β-gal enzyme activity, reduces GM1 ganglioside accumulation, improves neuromuscular function, and extends survival. Magnetic resonance imaging ("MRI") of GM1 feline models treated with other GM1 gene therapy demonstrated substantially normal brain architecture through at least two years of age, as compared with untreated GM1 feline models.
AXO-AAV-GM1 is currently being evaluated in an IND filed by the NIH. We presented an update from the first child dosed with AXO-AAV-GM1 in the fourth quarter of calendar year 2019, who was observed to have clinically significant improvements from baseline gene transfer to six month follow-up based on neurological exam, the Vineland-3 scale, Clinical Global Impression assessments, and nutritional status. The Vineland-3 scale is an individually administered measure of adaptive behavior that is widely used to assess individuals with intellectual, developmental, and other disabilities. In addition, AXO-AAV-GM1 was observed to be generally well tolerated with four treatment emergent adverse events, of which two were considered possibly related (increased Fibrin D dimer and increased aspartate aminotransferase ("AST"), both of which resolved with no clinical sequelae), and no reports of serious adverse events related to the investigational gene therapy or intravenous administration of the vector.
We have completed the enrollment and dosing of the five Type II (late-infantile/juvenile) patients in the low-dose cohort in Stage 1 of the registrational study of both Type I and Type II GM1 patients and announced initial data on the first cohort in December 2020. A total of five Type II patients were included in the initial data announced in December 2020. All patients had documented deficiency of β-gal enzyme activity with a genetic and clinical diagnosis of GM1 gangliosidosis. All five patients exhibited impairment of fine motor skills and change in walking pattern on clinical history at baseline. AXO-AAV-GM1 was generally well-tolerated at the low dose (1.5×1013 vg/kg) delivered intravenously, with no serious adverse events ("SAE" or "SAEs") reported as related to gene therapy. One SAE was described, whereby a single patient was diagnosed with bacterial sepsis resulting from an infection of the line used for drug product administration, which was considered to be unrelated to the investigational drug product, and which resolved within a few days following line removal and administration of antibiotics. The most common adverse events were considered mild to moderate. Transient and mild AST elevations were observed in four subjects, none of which required clinical intervention or had associated clinical consequences. There were no other adverse events indicative of impaired liver function. No clinically relevant changes were observed in platelet count.
We believe the favorable tolerability in the low-dose cohort supports continued enrollment of patients in the high-dose cohort (4.5×1013 vg/kg), in which two Type II patients have now been dosed without complications. At month six, serum enzyme activity increased by an average of 71% from baseline (range: 33%-127%) across the five patients in the first cohort. On average, serum β-gal enzyme activity was restored to 38% of normal reference levels at month six, with individual patients ranging from 23-57% of normal reference levels. The reference level was defined by the lowest level of enzyme activity in serum from 30 healthy adult volunteers using the same validated assay of β-gal enzyme activity as was used to assess the patients in the study. Cerebrospinal fluid ("CSF") samples were collected from all patients through lumbar puncture. Development and validation of biomarker assays for CSF β-gal enzyme is currently ongoing.
Patients were assessed by multiple measures of neurodevelopment including (i) the Vineland Adaptive Behavior Scales 3rd Edition ("VABS-3"), (ii) upright and floor mobility score, and (iii) Clinical Global Impression ("CGI"), a clinician's assessment of change in disease severity from baseline. VABS-3 is a standardized measure of adaptive behavior that is widely used to evaluate communication, daily living, social skills, and motor function. VABS-3 scores have a predictable relationship to ability, allowing for comparative assessments with increasing age. In GM1 gangliosidosis, predictable functional decline in abilities has been well documented in natural history studies, showing an age-related statistically significant decline in all sub-domains of the VABS-3 scale and in floor and upright mobility scores compared with unaffected children. All five patients demonstrated disease stability at six months post-treatment as assessed by VABS-3 growth scale value scores, upright and floor mobility score, and CGI relative to baseline values. Subdomain growth scale value scores in the VABS-3 remained stable or improved in four out of five patients. In May 2021, we presented new biomarker data at the American Society of Gene and Cell Therapy (ASGCT) conference demonstrating that, in addition to the six-month clinical data previously reported, the accumulated substrate GM1 ganglioside in the CSF was reduced from baseline by 18% to 49% in four out of five patients in the low-dose cohort. One patient, whose disease was the most advanced at baseline and who worsened on certain clinical parameters, exhibited an increase in CSF GM1 ganglioside of 19% from baseline at six months. Management believes these data represent the first direct evidence that intravenously administered AXO-AAV-GM1 exerts a measurable biochemical effect on reducing the toxic GM1 ganglioside that has accumulated in the CNS. Additional data will be collected at the 12-month evaluation including several measures of the systemic manifestations of GM1 gangliosidosis. We expect 12-month followup data on the first cohort to be available during the second half of calendar year 2021. In calendar year 2021, we plan to complete dosing in the high-dose cohort of Type II patients and the low-dose cohort of Type I patients in Stage 1 of the AXO-AAV-GM1 clinical program. In October 2020, the FDA granted Rare Pediatric Disease designation to AXO-AAV-GM1.

Our planned Stage 1 dose ranging study activities, Stage 2 efficacy and safety study activities and key study endpoints for our AXO-AAV-GM1 clinical program are summarized as follows:
AXO-AAV-GM2
AXO-AAV-GM2 is an investigational gene therapy that we are developing as a potential one-time disease modifying treatment for GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). The AXO-AAV-GM2 program utilizes dual AAV vectors to deliver functional copies of both the HEXA gene and the HEXB gene, with the goal of restoring normal Hex A enzyme function in the CNS. AXO-AAV-GM2 is administered directly to the brain and CNS and utilizes the neurotropic AAVrh.8 capsid. The HEXA and HEXB genes will be delivered in a 1:1 ratio using separate AAvrh.8 vectors. As part of the AXO-AAV-GM2 program, we are also exploring a next-generation gene therapy that would utilize a bicistronic vector to deliver both the HEXA and HEXB genes in a single vector using the AAV9 capsid for systemic intravenous administration. We licensed exclusive worldwide rights for the development and commercialization of AXO-AAV-GM2 from UMMS in December 2018.
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
In October 2020, the FDA granted Rare Pediatric Disease Designation to AXO-AAV-GM2. In November 2020, the FDA cleared an IND to support the initiation of our registrational clinical trial in patients with GM2 gangliosidosis. We have dosed the first infantile patient in the clinical trial under this IND in January 2021. The patient received 1.42×1014 vg divided into bilateral intra-thalamic and intra-thecal dosing.

Our planned Stage 1 dose ranging study activities, Stage 2 efficacy and safety study activities and key study endpoints for our AXO-AAV-GM2 clinical program are summarized as follows:
AXO-Lenti-PD Program
Overview
AXO-Lenti-PD is an in vivo lentiviral gene therapy investigational product candidate currently being developed as a potential one-time treatment of Parkinson’s disease. We licensed the worldwide development and commercialization rights to AXO-Lenti-PD and ProSavin from Oxford Biomedica (UK) Ltd. ("Oxford"), under an exclusive license agreement entered into in June 2018 (the "Oxford Agreement"). Currently, we have six years of data on 15 patients dosed in a Phase 1/2 clinical trial of ProSavin and 24-month data on two patients dosed in Cohort 1 of the Phase 2 clinical trial of the SUNRISE-PD study. We reported six-month data from the four patients dosed in Cohort 2 of the SUNRISE-PD study in October 2020.
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
Earlier-Generation Product Candidate: ProSavin (OXB-101)
ProSavin, the earlier-generation gene therapy candidate to AXO-Lenti-PD, delivered the same three genes (AADC, TH, and CH1) as AXO-Lenti-PD in the same lentiviral vector with a different payload configuration that demonstrated less activity. AXO-Lenti-PD was the result of multifactorial experimentation to optimize the payload configuration to increase endogenous dopamine production over that produced by ProSavin. The initial Phase 1/2 clinical trial of ProSavin was completed in 2012 and long-term follow-up is ongoing.
Nonclinical Studies for ProSavin
In nonclinical studies in non-human primate models of Parkinson's disease, ProSavin was shown to be well-tolerated, restored striatal dopamine production to approximately 50% of normal levels and improved motor function without associated dyskinesias (p-value<0.05). ProSavin was observed to improve Parkinson's disease symptoms and clinical disease severity in the same non-human primate model, with a durable response seen up to 12 months (p-value<0.05 at all time points beyond week 4). One of the ProSavin treated non-human primates was continued on the study and exhibited a sustained motor improvement until the study was concluded at 44 months. Also, in non-human primate models, treatment with ProSavin plus oral levodopa significantly reduced dyskinesias (p<0.05) compared to an empty vector plus oral levodopa, with effects sustained out to eight weeks. Nonclinical study data did not reveal adverse reactions nor findings with potential impact on patient safety and provided pertinent data on the optimal method of delivery in the clinic. ProSavin was also observed to be well tolerated when co-administered with L-dopa and apomorphine, indicating that it may possibly be used in conjunction with these commonly prescribed Parkinson's disease medications.
In summary, these experiments were determined to demonstrate the long-term safety of therapeutic doses of ProSavin as well as significant efficacy to improve measures of movement and reduce dyskinesias in animal models. These results supported the initiation of clinical trials for ProSavin.

Phase 1/2 Clinical Trial of ProSavin
ProSavin was evaluated for safety and efficacy in a Phase 1/2 study in patients with advanced Parkinson's disease by Oxford. In this study, ProSavin was observed to be well-tolerated with sustained improvements on motor function as measured by the UPDRS Part III (motor) score in the state "OFF" levodopa medication, which we refer to as UPDRS Part III "OFF." The Phase 1/2 clinical trial was conducted at sites in the United Kingdom ("U.K.") and France on a total of 15 patients with advanced Parkinson's disease. Three target dose levels of ProSavin were assessed in four patient cohorts: Low Dose: 1.9 × 107 transducing units ("TU") in Cohort 1 (n=3); Mid Dose: 4.0 × 107 TU in Cohorts 2a (n=3) and 2b (n=3); High Dose: 1.0 × 108 TU in Cohort 3 (n=6). Cohorts 2b and 3 underwent a modified delivery method to increase the rate of delivery of the viral vector. The primary endpoints were the number and severity of adverse events as well as the UPDRS Part III "OFF" scores at six months after gene therapy administration. No serious adverse events related to ProSavin or the surgical procedure were reported. Reported treatment emergent adverse events were generally mild and related to either Parkinson's disease progression or L-dopa-induced dyskinesias that were ameliorated with reduction of L-dopa administration. The most common adverse events in the first 12 months were dyskinesia (n=11 subjects), "on-off" motor fluctuations (n=9), headache (n=4), and akinesia (n=3).
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
Next-Generation Product Candidate: AXO-Lenti-PD
AXO-Lenti-PD is a re-engineered gene therapy product candidate that was selected following experimentation to optimize the payload configuration of ProSavin to increase endogenous dopamine production. The modifications included a different ordering of the genes, the fusion of TH and CH1 with a flexible linker, and the removal of a genetic control element between TH and AADC. Both ProSavin and AXO-Lenti-PD utilize the same exact fourth generation lentiviral vector. We believe these changes lead to more balanced stoichiometry of gene expression and colocalization of enzymatic activity. The targeted net result is increased dopamine production in transduced cells.
Nonclinical Studies for AXO-Lenti-PD
In vitro experiments in a human neuron model with AXO-Lenti-PD showed up to 10-fold increases in dopamine + L-dopa production over ProSavin. In vivo experiments in non-human primate models showed increased AADC activity in the brain with AXO-Lenti-PD compared to ProSavin as measured by positron emission tomography ("PET") scans. Functionally, in non-human primate models at approximately 1/5th of the dose, AXO-Lenti-PD demonstrated a similar level of improvement in spontaneous locomotor activity compared to ProSavin. A recent placebo-controlled study in a non-human primate model of Parkinson’s disease published in Molecular Therapy: Methods and Clinical Development compared two doses of AXO-Lenti-PD against control-group animals receiving a placebo. The study demonstrated statistically significant differences in Parkinson's disease clinical response scores at six months in this diseased-animal model (p<0.0002 for AXO-Lenti-PD compared to control), dose-dependent increases in PET signaling using a 6-[(18)F]fluoro-m-tyrosine radiotracer (p<0.001 for AXO-Lenti-PD compared to control), and dose-dependent increases in gene expression for AADC, TH, and CH1 in transduced striatal tissue. We believe these data provide evidence that AXO-Lenti-PD may have greater potency compared to ProSavin in terms of dopamine production, enzymatic activity and functional improvement in animal models of Parkinson's disease.
In May 2021, we presented data from a non-human primate study of AXO-Lenti-PD designed to evaluate the impact of (i) changes to suspension-based manufacturing process material, (ii) increased volume and flow rate during simultaneous bilateral infusions, and (iii) use of a new stereotactic frame. This study found no evidence for neuropathology changes associated with the new administration procedure. Biodistribution was limited to the area of infusion with no expression detected in distal brain regions or peripheral organs or shedding matrices. Furthermore, no differences in immunological profile were observed using the early-stage suspension process-produced AXO-Lenti-PD material versus adherent process-produced material. These toxicology results support the planned clinical development plan for ongoing dose, procedure, and administration systems evaluations.

SUNRISE-PD Phase 2 Clinical Trial of AXO-Lenti-PD
In the fourth quarter of calendar year 2018, we initiated the Phase 2 clinical trial of the SUNRISE-PD study in the U.K. The SUNRISE-PD study is currently enrolling patients in the U.K., and we plan to file an investigational medicinal product dossier application to support the enrollment of additional patients using the suspension-based manufacturing process. Additionally, we have filed a Clinical Trial Application to support local enrollment in France.
The design of the SUNRISE-PD study is an open label dose-escalation portion studying multiple dose levels. Once the optimal dose has been determined in the dose-escalation study, a sham-controlled study will be conducted with patients randomized either to an active group receiving the optimal dose as determined in the SUNRISE-PD study, or a control group undergoing an imitation "sham" surgical procedure. We are working closely with our manufacturing partner for AXO-Lenti-PD, Oxford Biomedica, to develop a reliable suspension-based manufacturing process. Manufacturing of several GMP batches using a revised suspension-based process has been ongoing at Oxford Biomedica with a goal of generating material for use in future clinical trials. We expect a batch to be released that can be used for dosing of further patients in the SUNRISE-PD study in the fourth calendar quarter of 2021, pending an updated filing with the Medicines and Healthcare products Regulatory Agency (the "MHRA") in the UK. Once the MHRA accepts the filing, we plan on dosing two additional patients at the mid-dose (1.4 × 107 TU) to evaluate a revised surgical procedure before proceeding to dosing patients at the next higher dose (4.2 × 107 TU).
The sham-controlled study will evaluate the safety and tolerability of AXO-Lenti-PD as well as assessing efficacy using clinical measures of motor function, patient diaries and biomarkers. We expect the primary endpoint of the double-blind, randomized, sham-controlled study to be assessed at a regulatory appropriate timepoint and, in addition to the safety assessment, efficacy evaluations may include data from Hauser patient diaries, the UPDRS Part III and Part II "OFF" scores and other efficacy measures being assessed in the study.
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
The UMMS Agreement expires upon the expiration of our obligations to make royalty payments to UMMS, which continues until the later of the expiration of licensed patents and any applicable orphan designation exclusivity and 10 years after the first commercial sale of the licensed products. Upon such expiration, the licenses granted to us by UMMS will automatically convert to perpetual, irrevocable, worldwide royalty-free licenses. We have the right to terminate the UMMS Agreement at any time upon 90 days' advance written notice to UMMS. Either party may terminate the UMMS Agreement for the other party's uncured material breach upon 60 days' advance written notice, including in the event that UMMS reasonably determines we have not fulfilled our diligence obligations.

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
For the AXO-Lenti-PD program, we rely on inventory transferred to us under the Oxford Agreement to support our ongoing Phase 2 study. In July 2020, we entered into a three-year clinical supply agreement with Oxford for the manufacturing and supply of cGMP batches to support the ongoing and future clinical development of AXO-Lenti-PD. We are working closely with our manufacturing partner for AXO-Lenti-PD, Oxford Biomedica, to develop a reliable suspension-based manufacturing process. Manufacturing of several GMP batches using a revised suspension-based process has been ongoing at Oxford Biomedica with a goal of generating material for use in future clinical trials. We expect a batch to be released in the fourth calendar quarter of 2021 that can be used for dosing of further patients in the SUNRISE-PD study, pending an updated filing with the MHRA in the UK.
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

Competition
We consider our direct competitors for AXO-AAV-GM1 or AXO-AAV-GM2 to be LYS-GM101, a gene therapy product candidate being developed by Lysogene S.A., as well as PBGM01, a gene therapy program being developed by Passage Bio which recently received IND clearance, each for the treatment of GM1 gangliosidosis, and TSHA-101, a gene therapy product candidate being developed by Taysha Gene Therapies for the treatment of GM2 gangliosidosis.
We consider our most direct competitor with respect to AXO-Lenti-PD to be Voyager Therapeutics, which was previously advancing VY-AADC, a gene therapy product candidate for the treatment of advanced Parkinson’s disease. VY-AADC delivers the AADC gene, one of the three genes contained in AXO-Lenti-PD, via an adeno-associated virus (an "AAV virus-based vector"). In May 2021, Voyager Therapeutics announced that it will not advance the VY-AADC program on its own following the termination of that portion of the collaboration agreement with Neurocrine Biosciences. Agilis Biotherapeutics, which was acquired by PTC Therapeutics, is developing AGIL-AADC, another AAV virus-based vector gene therapy that delivers the AADC gene, for the treatment of AADC deficiency, a rare disorder that involves loss of AADC gene function. In addition, DBS is approved for treating Parkinson’s disease and is marketed by multiple device manufacturers, including Medtronic, Abbott and Boston Scientific. DBS treatment involves permanent placement of hardware in the brain via stereotactic neurosurgery and may require follow-up adjustments or even invasive device replacements. Another surgical approach is Abbvie’s Duopa which is delivered via a port implanted in the abdominal wall. Further efforts are also underway to develop and commercialize new improved formulations of L-dopa, including Acorda’s Inbrija, for which an NDA was approved by the FDA in December 2018, and Mitsubishi Tanabe’s ND0612. Adjunct therapies are also being developed or have recently been approved to supplement L-dopa therapy, including Sunovion’s sublingual apomorphine and Adamas Pharmaceuticals’ GoCovri. Several companies are also trying to develop other disease modifying therapies that could prevent the progression of Parkinson’s disease. MeiraGTx is developing AAV-GAD, a gene therapy product designed to deliver the GAD gene to increase production of the neurotransmitter GABA to normalize motor circuits. Examples of early stage efforts include Denali Therapeutics’ LRRK2 inhibitors and anti-alpha synuclein antibodies from Prothena/Roche and Biogen, as well as Prevail Therapeutics’ (acquired by Eli Lilly in 2020) pipeline of AAV-based therapeutics targeting lysosomal dysfunction. BlueRock Therapeutics (acquired by Bayer in 2019) is developing an induced pluripotent stem cell-derived (iPSC) dopaminergic neuron therapy for patients with Parkinson’s and will enter a Phase 1 clinical trial in 2021 to evaluate the safety, tolerability, and preliminary efficacy in patients with Parkinson's disease.
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
Accordingly, our competitors may be more successful than us in obtaining regulatory approval for therapies and in achieving widespread market acceptance of their products. It is also possible that the development of a cure or more effective treatment method for Parkinson’s disease, GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) by a competitor could render our product candidates non-competitive or obsolete or reduce the demand for our product candidates before we can recover our development and commercialization expenses.
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
Individual patents are valid for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal patent term in the countries in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted a term of 20 years from the earliest non-provisional filing date. In addition, in certain instances, a patent's term can be extended via Patent Term Adjustment ("PTA") to recapture a portion of the U.S. Patent and Trademark Office's (the "USPTO") delay in issuing the patent as well as via Patent Term Extension ("PTE") to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the PTE period can be applied to only one patent per approved product, cannot be longer than five years and the total patent term including the PTE period must not exceed 14 years following FDA approval of an NDA or BLA. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest non-provisional filing date. The actual protection afforded by a patent varies on a product by product basis, on a claim by claim basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. The patent term of a European patent is 20 years from its filing date; however, unlike in the United States, a European patent is not granted PTA for delays at the European Patent Office. However, the European Union does have a compensation program similar to the U.S.’s PTE called Supplementary Patent Certificate ("SPC") that would effectively extend patent protection for term lost during regulatory delay, if any, for up to five years on one patent and the total patent term including the SPC must not exceed 15 years following the EMA granting of marketing authorization. Other major markets, including Japan, have similar patent term extension provisions and, if eligible, we intend to seek patent term extensions in those countries that have such programs.
In December 2018, we entered into the UMMS Agreement with UMMS. Pursuant to the UMMS Agreement, we received from UMMS a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, and other intellectual property controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 for treatment of GM1 gangliosidosis and AXO-AAV-GM2 for treatment of GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). This license is exclusive with respect to patents and biological materials and non-exclusive with respect to know-how, and is subject to UMMS’ retained rights for academic research, teaching and non-commercial patient care purposes, as well as to certain pre-existing rights of the U.S. government. The licensed IP includes pending U.S. and foreign patent applications directed to compositions of matter as well as methods of using AXO-AAV-GM1 and/or AXO-AAV-GM2 (separate or bicistronic vectors) in major markets, including the United States, the United Kingdom, Canada, Brazil, Korea, Japan, and China. These applications, if issued, include patent families that will expire starting in 2036, with the projected last to expire in 2039 (not taking into account any PTA or PTE, which may potentially be obtained in the future). Depending on certain factors, the term of a patent, if issued, covering an approved product may be extended by up to five years with PTE.
In June 2018, we entered into the Oxford Agreement with Oxford. Pursuant to the Oxford Agreement, we received from Oxford a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize certain lentiviral-based gene therapy products for all diseases and conditions. Oxford is prohibited from granting licenses to third parties to develop, commercialize, or distribute such lentiviral-based gene therapy products. The licensed IP includes issued U.S. and foreign patents and pending U.S. and foreign patent applications that cover compositions of matter as well as methods of making and using AXO-Lenti-PD in major markets, including the United States, Japan, China, India, the United Kingdom, and Australia. These patents and applications, if issued, include patent families that expired starting at the end of 2018, with the projected last to expire in October of 2032 (not taking into account any PTA or PTE, which may potentially be obtained in the future). In addition, new patent application filings could provide patent coverage out to at least 2040, if a patent issues. U.S. composition of matter patents relevant to AXO-Lenti-PD will naturally expire in 2023 and 2035, each inclusive of PTA, and if further patents issue from the pending application families they will expire in 2032 or 2040 (not taking into account any PTA or PTE, which may potentially be obtained in the future). Depending on certain factors, the term of a patent covering an approved product may be extended by up to five years with PTE.

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
We cannot market a biological product, including gene therapy product candidates which are regulated as biologics, in the United States until the product candidate has received FDA approval. The steps required before a new biologic may be marketed in the United States generally include the following:
•completion of extensive nonclinical laboratory tests, animal studies, and formulation studies in accordance with the FDA's Good Laboratory Practice ("GLP") regulations;
•submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice ("GCP") requirements to establish the safety and efficacy of the product for each proposed indication;
•submission to the FDA of a BLA, in the case of biological product candidates including gene therapy product candidates, after completion of all pivotal clinical trials;
•satisfactory completion of an FDA inspection of sites involved in our clinical trials;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient ("API") and finished product are produced and tested to assess compliance with cGMPs; and
•FDA review and approval of the BLA prior to any commercial marketing or sale of the product in the United States.
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
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Guidelines on clinical trials with gene therapy products issued by the FDA's Office of Tissues and Advanced Therapies state that the FDA has determined that the benefit-risk ratio of these products does not warrant their evaluation in healthy human subjects.
•Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.
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
The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MAA may be granted to a similar product for the same indication at any time if:
•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•the applicant consents to a second orphan medicinal product application; or
•the applicant cannot supply enough orphan medicinal product.

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
Other Applicable Laws
We are subject to a variety of financial disclosure and securities trading regulations, both in the United States and in other jurisdictions in which we operate, as a public company in the U.S., including laws relating to the oversight activities of the SEC and the regulations of the Nasdaq Global Select Market ("Nasdaq"), on which our shares of common stock are traded.
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
In particular, the Affordable Care Act has had, and is expected to continue to have, a significant impact on the healthcare industry. The Affordable Care Act was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. With regard to pharmaceutical products, among other things, the Affordable Care Act revised the definition of "average manufacturer price" ("AMP") for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products.
There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the current administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, the President of the United States has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs and reform government program reimbursement methodologies for drugs. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. presidential administration sent "principles" for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.
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
Employees
As of April 30, 2021, we had 42 full-time employees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Corporate Information
We were originally an exempted limited company incorporated under the laws of Bermuda in October 2014 and were named Axovant Gene Therapies Ltd. from March 2019 until November 2020. In November 2020, we became a Delaware corporation in connection with the Domestication and changed our corporate name to Sio Gene Therapies Inc. Our principal executive office is located at 130 West 42nd Street, 26th Floor, New York, New York 10036, and our telephone number is 1 (877) 746-4891.
Available Information
Our website is www.siogtx.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

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
For biologics, such as AXO-AAV-GM1, AXO-AAV-GM2 and AXO-Lenti-PD, the Biologics Price Competition and Innovation Act (“BPCIA”) provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product.” The BPCIA provides, among other things, for a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference product sponsor that can include the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information (if the exchange is elected), we must then initiate an infringement lawsuit within 30 days for the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement.
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
We have licensed rights to intellectual property from UMMS and Oxford in order to commercialize our product candidates, and we have or intend to enter into one or more commercial supply and manufacturing agreements for our current product candidates.

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

Item 1A.    Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our shares of common stock could decline. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. See the section under Part I of this report titled "Cautionary Note Regarding Forward-Looking Statements".
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
In addition, the failure of our clinical trials for and the discontinuation of development of intepirdine and nelotanserin has required us to reevaluate our business and led to dramatic shifts in our strategy and business plan. Our new strategy and business plan have not yet been proven and we may never be successful in developing or commercializing any of our gene therapy product candidates, including our gene therapy product candidates, which remain in early stages of clinical development.
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
Our business, operations and clinical development plans and timelines could continue to be adversely impacted by the effects of health epidemics, including the recent COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, or CROs, shippers and others.
Our business, including patient enrollment and Chemistry, Manufacturing and Controls ("CMC") manufacturing efforts for our clinical trials, could continue to be adversely impacted by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the global COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted and may continue to significantly impact our industry and the global economy. These and similar, and perhaps more severe, disruptions in our operations, our industry and the global economy could negatively impact our business, operating results and financial condition.
We are dependent on an international supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Continued quarantines, shelter-in-place and similar government orders, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. Any manufacturing supply interruption of our product candidates could harm our ability to conduct ongoing and future clinical trials of our product candidates. In addition, closures of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.
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

In addition, our clinical trials have been affected by the COVID-19 pandemic. Clinical trial progression, dosing, patient enrollment and related activities have been delayed due to concerns among patients about participating in clinical trials during a pandemic, and reporting of some clinical data may be incomplete or delayed if patients enrolled in our clinical trials are unable to fully participate in all necessary measurement protocols as a result of any such hospital resource prioritization, patient participation concerns or other factors associated with the COVID-19 pandemic. Federal, state, and local guidelines for reopening in the United States and United Kingdom, where our clinical trials are being run, may negatively impact our ability to enroll additional patients in any of our clinical programs. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, patients in our clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 are infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic or if they have not or are not eligible to receive COVID-19 vaccinations. Additionally, our clinical trial for AXO-Lenti-PD can involve elderly patients with advanced disease who may be unable to participate in clinical assessments at our research sites in the United Kingdom. For example, because of the COVID-19 pandemic and a patient refusal, two out of four patients in the second cohort of our Phase 2 clinical trial of AXO-Lenti-PD at our United Kingdom clinical trial sites were unable to participate in Unified Parkinson’s Disease Rating Scale assessments and the mandatory washout of background levodopa therapy at the six-month time point. However, all four of these subjects were able to complete all other efficacy assessments at the six-month timepoint, including the patient-recorded Hauser diaries. We are working with sites and investigators to ensure safe and ethical data collection at future time points through the pandemic in accordance with regulatory guidance. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions or local, state or national governments, could adversely impact our clinical trial operations.
The ultimate impact and evolving effects of the COVID-19 pandemic or a similar health epidemic are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could harm our operations, and we will continue to monitor the COVID-19 situation closely.
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

We estimate that our current cash and cash equivalents balance is sufficient to support operations beyond the twelve-month period following the date that the accompanying consolidated financial statements were issued, including beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis. As such, we have determined that there is no longer substantial doubt about our ability to continue as a going concern for the one-year period following the date that the accompanying consolidated financial statements were issued. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
In order to meet our long-term operating requirements, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time, or potentially resulting in us discontinuing our operations.
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
In addition, in October 2020, our manufacturing partner for AXO-Lenti-PD, Oxford, informed us of delays in CMC data and third-party fill/finish issues. As a result, the development of a suspension-based manufacturing process for AXO-Lenti-PD has taken longer than expected, which will likely result in delays in starting our planned randomized, sham-controlled trial of AXO-Lenti-PD. There can be no assurance as to the timeline for our planned trial or that we will not experience future delays, which would adversely affect our business, financial condition and results of operations.
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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. However, we anticipate that our current cash and cash equivalents balance is sufficient to fund our clinical milestones beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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

For the years ended March 31, 2021 and March 31, 2020, we incurred net losses of $32.4 million and $72.6 million, respectively. As of March 31, 2021, our cash and cash equivalents totaled $119.0 million and our accumulated deficit was $791.1 million. We estimate that our current cash and cash equivalents balance is sufficient to support operations beyond the twelve-month period following the date that the accompanying consolidated financial statements were issued, including beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis. As such, we have determined that there is no longer substantial doubt about our ability to continue as a going concern for the one-year period following the date that the accompanying consolidated financial statements were issued. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
In order to meet our long-term operating requirements, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time, or potentially resulting in us discontinuing our operations.
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
Under our agreements with UMMS and Oxford, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and payments based on product sales, as well as other material obligations. Some of these milestones require us to make payments prior to generating any product sales. We may not have sufficient funds available to meet our obligations at such time as any of these payments become due, in which case our development efforts would be harmed. Further, failure to make these payments or to meet our other material obligations may result in our counterparties pursuing various remedies under those agreements that could harm our operations.

Our business plan may lead to the initiation of one or more gene therapy development programs, the discontinuation of one or more development programs, or the execution of one or more transactions that you do not agree with or that you do not perceive as favorable to your investment.
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
We cannot be certain that our product candidates will be successfully developed, or that the early clinical trial results of these product candidates will be predictive of future clinical trial results. We may determine at any time that one or more of our in-licensed product candidates is not suitable for continued development due to cost, feasibility of obtaining regulatory approvals or any other reason, and may terminate the related license. For example, in June 2019, we decided to terminate the Benitec Agreement following our decision to no longer pursue development of AXO-AAV-OPMD and related gene therapy product candidates. In addition, we have limited data from small, uncontrolled clinical trials, performed by or on behalf of Oxford, regarding the safety and tolerability of ProSavin, as the predecessor product candidate to AXO-Lenti-PD, in patients with advanced Parkinson’s disease, as well as nonclinical in vitro experiments with AXO-Lenti-PD. Prior ProSavin trials were not powered to demonstrate the efficacy of the therapy with statistical significance. Given the information above, these trials could be underpowered to demonstrate a potential clinical benefit for AXO-Lenti-PD in these indications.
This business plan requires us to be successful in a number of challenging, uncertain and risky activities, including pursuing development of our gene therapy product candidates in indications for which we have limited or no human clinical data, designing and executing a nonclinical and/or clinical development program for our product candidates, building internal or outsourced gene therapy capabilities, converting early stage gene therapy research efforts into clinical development opportunities, identifying additional promising new assets for development that are available for acquisition or in-license and that fit our strategic focus and identifying potential partners to collaborate on our products. We may not be successful at one or more of the activities required for us to execute this business plan. In addition, we are also continuing to consider other strategic alternatives, such as mergers, acquisitions, divestitures, joint ventures, partnerships and collaborations. We cannot be sure when or if any type of transaction will result. Even if we pursue a transaction, such transaction may not be consistent with our stockholders’ expectations or may not ultimately be favorable for our stockholders, either in the shorter or longer term.
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
In addition, we acquired worldwide rights to our gene therapy product candidates and were not involved in their development prior to such acquisitions. More particularly, we have had no involvement with or control over the nonclinical and clinical development of our gene therapy product candidates prior to acquiring the rights to them. We are dependent on our predecessors, including UMMS and Oxford, having conducted such research and development in accordance with the applicable protocols, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the gene therapy product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. In addition, we have limited data regarding the safety, tolerability and efficacy of our gene therapy product candidates and their potential indications, and we have not previously conducted development activities for a biological product candidate. Problems related to our predecessors, including UMMS and Oxford, and our limited available data for our gene therapy product candidates could result in increased costs and delays in the development of our gene therapy product candidates, which could adversely affect our ability to generate future revenues.
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
Drug development, particularly in the gene therapy field, is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists in the neurology field, including for the treatments of Parkinson's disease, GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases), there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these diseases. Further, it is likely that additional therapies will become available in the future for the treatment of our target indications.
We consider our direct competitors for AXO-AAV-GM1 or AXO-AAV-GM2 to be LYS-GM101, a gene therapy product candidate being developed by Lysogene S.A., as well as PBGM01, a gene therapy program being developed by Passage Bio which recently received IND clearance, each for the treatment of GM1 gangliosidosis, and TGTX-101, a gene therapy product candidate being developed by Taysha Gene Therapies for the treatment of GM2 gangliosidosis.
We consider our most direct competitor with respect to AXO-Lenti-PD to be Voyager Therapeutics, which previously was advancing VY-AADC, a gene therapy product candidate for the treatment of advanced Parkinson’s disease. VY-AADC delivers the AADC gene, one of the three genes contained in AXO-Lenti-PD, via an adeno-associated virus (an "AAV virus-based vector"). In May 2021, Voyager Therapeutics announced that it will not advance the VY-AADC program on its own following the termination of that portion of the collaboration agreement with Neurocrine Biosciences. Agilis Biotherapeutics, which was acquired by PTC Therapeutics, is developing AGIL-AADC, another AAV virus-based vector gene therapy that delivers the AADC gene, for the treatment of AADC deficiency, a rare disorder that involves loss of AADC gene function. In addition, DBS is approved for treating Parkinson’s disease and is marketed by multiple device manufacturers, including Medtronic, Abbott and Boston Scientific. DBS treatment involves permanent placement of hardware in the brain via stereotactic neurosurgery and may require follow-up adjustments or even invasive device replacements. Another surgical approach is Abbvie’s Duopa which is delivered via a port implanted in the abdominal wall. Further efforts are also underway to develop and commercialize new improved formulations of L-dopa, including Acorda’s Inbrija, for which an NDA was approved by the FDA in December 2018, and Mitsubishi Tanabe’s ND0612. Adjunct therapies are also being developed or have recently been approved to supplement L-dopa therapy, including Sunovion’s sublingual apomorphine and Adamas Pharmaceuticals’ GoCovri. Several companies are also trying to develop other disease modifying therapies that could prevent the progression of Parkinson’s disease. MeiraGTx is developing AAV-GAD, a gene therapy product designed to deliver the GAD gene to increase production of the neurotransmitter GABA to normalize motor circuits. Examples of early stage efforts include Denali Therapeutics’ LRRK2 inhibitors and anti-alpha synuclein antibodies from Prothena/Roche and Biogen, as well as Prevail Therapeutics’ (acquired by Eli Lilly in 2020) pipeline of AAV-based therapeutics targeting lysosomal dysfunction. BlueRock Therapeutics (acquired by Bayer in 2019) is developing an induced pluripotent stem cell-derived (iPSC) dopaminergic neuron therapy for patients with Parkinson’s and will enter a Phase 1 clinical trial in 2021 to evaluate the safety, tolerability, and preliminary efficacy in patients with Parkinson's disease.

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
In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. Until August 2017, the FDA had never approved a cell or gene therapy product. Since that time, it has only approved a small number of product candidates, including Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia, Yescarta and Tecartus by Kite Pharma, Inc., Luxturna by Spark Therapeutics, Inc. for patients with an inherited form of vision loss, Zolgensma by Novartis International AG, for children less than 2 years old with spinal muscular atrophy, and Abecma by Bristol-Myers Squibb and bluebird bio, Inc. Additional cell and gene therapies are undergoing regulatory review in the United States and Europe. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene therapy product candidates in either the United States, or other major markets or how long it will take to commercialize our gene therapy product candidates, if any are approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.
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
There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the current administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, the President of the United States has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs and reform government program reimbursement methodologies for drugs. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. presidential administration sent "principles" for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.
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
Risks Related to Our Dependence on Third Parties
Gene therapies are novel, complex, difficult and expensive to manufacture. We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our product candidates.
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
We intend to rely on CROs and nonclinical and clinical trial sites to ensure the proper and timely conduct of our nonclinical studies and our clinical trials, and we expect to have limited influence over their actual performance. In addition, pursuant to our agreements with UMMS and Oxford, we may rely on their respective employees for certain services in connection with the transition of the respective gene therapy product candidates to us. We do not have complete control over those employees or their execution of services provided to us, and those employees may not perform such services in a timely or satisfactory manner, which could harm our business and development programs.
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

Although our common stock is listed on the Nasdaq Global Select Market ("Nasdaq"), we cannot assure you that an active trading market for our common stock will be sustained. In addition, as a result of Roivant Sciences Ltd. ("RSL") owning approximately 26.8% of our shares of common stock outstanding as of March 31, 2021, trading in our common stock may be less liquid than the stock of companies with broader public ownership. If an active market for our common stock is not sustained, you may not be able to sell your stock quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

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
Based on shares of our common stock outstanding as of March 31, 2021, RSL beneficially owns approximately 26.8% of the voting power of our outstanding shares of common stock and has the ability to substantially influence us through this ownership position. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In 2020, RSL closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. ("Sumitomo") that includes a grant to Sumitomo of a right of first refusal with respect to our shares of common stock held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other stockholders, and could impact our ability to undertake certain corporate transactions. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other stockholders. RSL recently entered into a business combination agreement with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, pursuant to which RSL would become a publicly-traded corporation if such transaction is completed. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence our decisions.
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
These provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the "Exchange Act") or any claim for which the federal district courts of the United States of America have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

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
As of March 31, 2021, 18,577,380 of our outstanding shares of common stock, representing 26.8% of our shares of common stock, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common stock, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common stock, it could negatively affect our stock price. Such a decrease in our stock price could also in turn impair our ability to raise capital through the sale of additional equity securities.
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
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered shares of common stock or preferred stock, debt securities and warrants. We have also entered into a sales agreement with SVB Leerink LLC to sell shares of common stock from time to time through an at-the-market equity offering program with an aggregate offering price of up to approximately $36.3 million remaining available to be sold as of June 8, 2021. To the extent we issue new shares of common stock as a result of needing additional capital, such stock could constitute a material portion of our then outstanding shares of common stock and cause dilution to our existing stockholders.
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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are deemed to be an "accelerated filer," as defined in the Exchange Act.
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
We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.
We currently qualify as a "smaller reporting company". For so long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we also may still qualify as a "non-accelerated filer" which provides for exemption from compliance with the auditor attestation requirements of Section 404.
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

If you are a U.S. holder who owned Sio common shares that had a fair market value of $50,000 or more, but less than 10% (actually or constructively) of (i) the total combined voting power of all classes of our shares entitled to vote at general meetings of Sio on the day of Domestication occurred and (ii) the total value of all classes of our shares at the time the Domestication occurred, then except as noted below, you must generally recognize gain (but not loss) with respect to such common stock of Sio received in the Domestication, even if you continue to hold your stock and have not received any cash as a result of the Domestication. As an alternative to recognizing gain, however, such U.S. holder may elect to include in income the “all earnings and profits amount,” as the term is defined in Treasury Regulation Section 1.367(b)-2(d), attributable to its common shares in Sio provided certain other requirements are satisfied. The income so included pursuant to this election generally would be treated as dividend income. Notwithstanding the foregoing, however, we, in consultation with our tax advisor, believe that Sio's cumulative earnings and profits were not greater than zero through the day of the Domestication. Each shareholder should get their own tax advice, however it is expected that on this basis, the making of an election to include the person’s share of the “all earnings and profits amount” into income as a dividend generally would not be expected to result in an adverse effect to U.S. holders who would otherwise recognize gain with respect to the conversion of the Axovant Gene Therapies Ltd. common shares in the Domestication. THE TAX CONSEQUENCES OF THE DOMESTICATION ARE COMPLEX AND DEPEND ON A HOLDER’S PARTICULAR CIRCUMSTANCES. WE STRONGLY URGE EACH SUCH U.S. HOLDER TO READ CAREFULLY OUR DESCRIPTIONS OF THE ELECTION IN “MATERIAL U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE DOMESTICATION” IN THE CURRENT REPORT, AS WELL AS TO CONSULT ITS OWN TAX ADVISOR FOR A FULL DESCRIPTION OF THE TAX CONSEQUENCES OF THE DOMESTICATION, INCLUDING THE APPLICABILITY AND EFFECT OF U.S. FEDERAL, STATE, LOCAL AND NON-U.S. INCOME AND OTHER TAX LAWS.
If a U.S. holder owned Sio common shares with 10% (actually or constructively) or more of the total combined voting power of all classes of our shares entitled to vote at general meetings of Sio on the day the Domestication occurred or 10% or more of the total value of all classes of our shares at the time the Domestication occurred, such U.S. holder will generally be required to pay taxes on a deemed dividend equal to the “all earnings and profits amount” attributable to its common shares in Sio. As noted above, we, in consultation with our tax advisor, believe that Sio's cumulative earnings and profits were not greater than zero through the day of the Domestication. Complex attribution rules apply in determining whether a U.S. holder owns 10% or more of the total combined voting power of all classes of our shares for U.S. federal tax purposes. EACH U.S. HOLDER IS STRONGLY URGED TO CONSULT ITS OWN TAX ADVISOR.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our principal and registered offices are located at 130 West 42nd St., 26th Floor, New York, New York 10036. In August 2020, we entered into a lease agreement for office space in New York, New York that commenced in December 2020 and expires in June 2026. In August 2019, we entered into a lease agreement for office space in Durham, North Carolina, which expires in November 2022.
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

PART II.
Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Shares of Common Stock
Our shares of common stock began trading on the NYSE under the symbol "AXON" on June 11, 2015. Prior to that date, there was no public market for our shares of common stock. Effective September 6, 2017, we changed our listing to the Nasdaq Global Select Market and began trading under the symbol "AXON". Effective February 14, 2019, we changed our symbol to "AXGT" and effective November 13, 2020, we changed our symbol to "SIOX".
A 1-for-8 reverse stock split of our outstanding common stock was effected in May 2019 as approved by our Board of Directors and a majority of our shareholders. As such, all references to share and per share amounts in this Annual Report on Form 10-K have been retroactively restated to reflect the 1-for-8 reverse stock split, except for the authorized number of shares of our common stock and the par value per share, which were not affected. The reverse stock split reduced the number of the Company's shares of common stock issued and outstanding from approximately 182.2 million to 22.8 million as of March 31, 2019.
Stockholders
American Stock Transfer & Trust Company is the transfer agent and registrar for our shares of common stock. As of April 30, 2021, we had three holders of record of our shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our shares of common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

Item 6.        Selected Financial Data
In the table below, we provide you with our selected consolidated financial data for the periods presented. The information has been derived from our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K and in the other reports we have filed with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K and "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Years Ended March 31,
	2021	2020	2019	2018	2017
Statements of Operations Data:	(In thousands, except share and per share data)
Operating expenses:
Research and development expenses
(includes $1,583, $2,772, $4,758, $16,597 and $19,186 of stock-based compensation expense for the years ended March 31, 2021, 2020, 2019, 2018 and 2017, respectively)	$24,903	$47,110	$87,552	$141,412	$134,778
General and administrative expenses
(includes $2,909, $5,123, $11,671, $15,281 and $17,184 of stock-based compensation expense for the years ended March 31, 2021, 2020, 2019, 2018 and 2017, respectively)	17,294	22,061	39,466	71,906	45,721
Total operating expenses	42,197	69,171	127,018	213,318	180,499
Interest expense	799	4,377	7,530	7,545	1,143
Other (income) expense	(10,359)	(1,358)	(5,616)	(211)	369
Loss before income tax (benefit) expense	(32,637)	(72,190)	(128,932)	(220,652)	(182,011)
Income tax (benefit) expense	(212)	438	133	921	(1,060)
Net loss	$(32,425)	$(72,628)	$(129,065)	$(221,573)	$(180,951)
Net loss per share of common stock — basic and diluted	$(0.62)	$(2.93)	$(8.02)	$(16.51)	$(14.60)
Weighted average shares of common stock outstanding — basic and diluted	52,181,398	24,812,536	16,100,686	13,421,984	12,394,837

	As of March 31,
	2021	2020	2019	2018	2017
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$118,986	$80,752	$106,999	$154,337	$212,573
Working capital	121,485	53,387	71,085	111,687	173,422
Total assets	135,147	93,680	122,706	160,786	222,539
Long-term liabilities	932	79	22,994	42,925	51,436
Accumulated deficit	(791,069)	(758,644)	(686,016)	(556,951)	(335,143)
Total shareholders’ equity	123,367	61,558	56,213	71,286	124,837

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We are a clinical-stage company focused on developing gene therapies to radically transform the lives of patients with neurodegenerative diseases. We currently have three clinical-stage programs: (i) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which five patients have been dosed in the late-infantile/juvenile (Type II) low-dose cohort of stage 1, and we have dosed two late-infantile/juvenile (Type II) patients in the higher dose cohort of the study and expect to continue to dose Type II patients and initiate the low-dose infantile (Type I) patients in calendar year 2021; (ii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) for which we received clearance for the IND from the FDA in November 2020, and in which we dosed the first infantile patient in January 2021; and (iii) the AXO-Lenti-PD program for the treatment of Parkinson's disease, comprised of the ProSavin Phase 1/2 study in which 15 patients were previously dosed and the AXO-Lenti-PD SUNRISE-PD study in which we have dosed two patients in Cohort 1 of the dose-escalation study and four patients in Cohort 2.
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
See section "Our Key Agreements" within "Item 1—Business" of this Annual Report on Form 10-K for information regarding our license agreement with the University of Massachusetts Medical School (the "UMMS Agreement" and "UMMS", respectively) and our license agreement with Oxford Biomedica (UK) Ltd. (the "Oxford Agreement" and "Oxford", respectively).
The Domestication
We have substantially completed our previously disclosed corporate transformation to align corporate structure and governance with current and future business activity, including significantly reducing the number of our subsidiaries. On November 12, 2020, Axovant Gene Therapies Ltd. ("AGT") discontinued as a Bermuda exempted company pursuant to Section 132G of the Companies Act 1981 of Bermuda, and pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), continued its existence under the DGCL as a corporation named Sio Gene Therapies Inc. ("Sio") organized in the State of Delaware (the "Domestication"). The Domestication effected a change in our jurisdiction of incorporation, and other changes of a legal nature, including changes in our organizational documents. Our consolidated business, operations, assets and liabilities did not change upon effectiveness of the Domestication. However, following the Domestication, the principal executive offices and registered offices of Sio are located at 130 West 42nd St, 26th Floor, New York, New York 10036, and the telephone number for Sio at its principal executive offices is 1-877-746-4891. The fiscal year end of Sio Gene Therapies Inc. following the Domestication remains at March 31. In addition, our directors and executive officers immediately after the Domestication were the same individuals who were directors and executive officers, respectively, immediately prior to the Domestication.
In the Domestication, each of our currently issued and outstanding common shares automatically converted by operation of law, on a one-for-one basis, into shares of Sio common stock. Consequently, upon the effectiveness of the Domestication, each holder of an AGT common share instead holds a share of Sio common stock representing the same proportional equity interest in Sio as that shareholder held in AGT and representing the same class of shares. The number of shares of Sio common stock outstanding immediately after the Domestication is the same as the number of common shares of AGT. outstanding immediately prior to the Domestication. In connection with the Domestication, we adopted a new certificate of incorporation, bylaws and form of common stock certificate, copies of which were filed as Exhibits 3.1, 3.2 and 4.1, respectively, to our Report on Form 8-K12G3 filed with the SEC on November 13, 2020.

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
In the conduct of our business activities, we are also taking actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. We are continuing to evaluate clinical trial site initiations and patient enrollment on a case-by-case and patient-by-patient basis in coordination with clinical trial investigators and site staff. Some clinical trial sites, both within the United States and the United Kingdom, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. Our clinical trial progression, dosing, patient enrollment and related activities may be delayed, and reporting of some clinical data may be incomplete or delayed if patients enrolled in our clinical trials are unable to fully participate in all necessary measurement protocols, due to concerns among patients about participating in clinical trials during a pandemic, or remaining restrictions imposed by institutions or local, state or national governments, among other factors. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, patients in our clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 are infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic or if they have not received or are not eligible to receive COVID-19 vaccinations. Additionally, our clinical trial for AXO-Lenti-PD can involve elderly patients with advanced disease who may be unable to participate in clinical assessments at our research sites in the United Kingdom. For example, because of the COVID-19 pandemic and a patient refusal, two out of four patients in the second cohort of our Phase 2 clinical trial of AXO-Lenti-PD at our United Kingdom clinical trial sites were unable to participate in Unified Parkinson’s Disease Rating Scale ("UPDRS") assessments and the mandatory washout of background levodopa therapy at the six-month time point. However, all four of these subjects were able to complete all other efficacy assessments at the six-month timepoint, including the patient-recorded Hauser diaries. We are working with sites and investigators to ensure safe and ethical data collection at future time points through the pandemic in accordance with regulatory guidance. While the COVID-19 pandemic has not resulted in a significant delay to our clinical development timelines to-date, the global pandemic of COVID-19 continues to evolve, and could materially impact our clinical development and any future commercialization timelines.
Our business, including patient enrollment and CMC manufacturing efforts for our clinical trials, could continue to be adversely impacted by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. We are also dependent on an international supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. While the COVID-19 pandemic has not significantly adversely impacted our business operations, international supply chain, productivity or clinical development timelines to-date, the reintroduction of health directives and recommendations to reduce the spread of the disease, including shelter-in-place directives and executive orders directing that all non-essential businesses close their physical operations may continue to negatively impact productivity, disrupt our business or international supply chain and delay our clinical programs and timelines in the future, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
The ultimate impact and evolving effects of the COVID-19 pandemic or a similar health epidemic are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could harm our operations, and we will continue to monitor the COVID-19 situation closely. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.

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
Program-specific costs include:
•direct third-party costs, which include expenses incurred under agreements with CROs and contract manufacturing organizations, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, and any other third-party expenses directly attributable to the development of our product candidates; and
•upfront payments for the purchase of in-process research and development and milestone payments, which include costs incurred under our agreements with UMMS and Oxford, as well as costs incurred for our discontinued AXO-AAV-OPMD program.
Unallocated internal costs include:
•stock-based compensation expense for research and development personnel;
•personnel-related expenses, which include employee-related expenses, such as salaries, benefits and travel expenses, for research and development personnel; and
•other expenses, which includes the cost of consultants who assist with our research and development but are not allocated to a specific program.
Research and development activities will continue to be central to our business model and will vary significantly based upon the success of our programs and the achievement of milestones requiring payments to our partners, UMMS and Oxford. We plan to substantially increase our research and development expenses in the fiscal year ending March 31, 2022, as we continue the enrollment of patients in our GM1 and GM2 clinical trials, and commission the manufacturing of clinical supplies for these trials. As well, it is possible that Oxford will complete the development of a suspension-based manufacturing process for AXO-Lenti-PD this fiscal year, and, as a result, we will be responsible for one or more batches of clinical supplies for this program.
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
General and Administrative Expense
General and administrative expenses consist primarily of stock-based compensation, including expense allocated to us related to common share awards and options issued by RSL to certain of our employees and to certain employees of RSL and certain of its subsidiaries; legal and accounting fees; consulting services; and employee-related expenses such as salaries, benefits and travel expenses, for general and administrative personnel. In prior periods, a significant component of our total stock-based compensation expense related to allocated costs from RSL for common share awards and options issued by RSL to certain of our employees, as well as to certain employees of RSL and certain of its subsidiaries. Stock-based compensation expense is allocated to us from RSL based upon the relative percentage of time utilized by certain employees of RSL and certain of its subsidiaries on our matters, as well as based upon our employees that hold such RSL common share awards and options. These common share awards and options are fair valued on the date of grant with expense recognized over the requisite service period. The fair value of each such option is estimated on the date of grant using the Black-Scholes closed-form option-pricing model. These common share awards and options are subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including targets for RSL’s post-initial public offering market capitalization and future financing events), which could result in significant stock-based compensation expense allocated to us from RSL in the future, if achieved.
We anticipate that our general and administrative expenses will at least approximate those incurred during the fiscal year ended March 31, 2021 in the near term.
Results of Operations for the Years Ended March 31, 2021 and March 31, 2020
The following table summarizes our results of operations for the years ended March 31, 2021 and March 31, 2020 (in thousands):

	Years Ended March 31,
	2021	2020
Operating expenses:
Research and development expenses
(includes $1,583 and $2,772 of stock-based compensation expense for the years ended March 31, 2021 and 2020, respectively)	$24,903	$47,110
General and administrative expenses
(includes $2,909 and $5,123 of stock-based compensation expense for the years ended March 31, 2021 and 2020, respectively)	17,294	22,061
Total operating expenses	42,197	69,171
Interest expense	799	4,377
Other income	(10,359)	(1,358)
Income tax (benefit) expense	(212)	438
Net loss	$(32,425)	$(72,628)

Research and Development Expenses
For the years ended March 31, 2021 and 2020, our research and development expenses consisted of the following (in thousands):

	Years Ended March 31,
	2021	2020	Change
Program-specific costs:
AXO-Lenti-PD	$5,668	$22,182	$(16,514)
AXO-AAV-GM1 and AXO-AAV-GM2	6,907	9,785	(2,878)
AXO-AAV-OPMD (discontinued)	—	1,791	(1,791)
Unallocated internal costs:
Stock-based compensation	1,583	2,772	(1,189)
Personnel-related	7,058	7,149	(91)
Other	3,687	3,431	256
Total research and development expenses	$24,903	$47,110	$(22,207)
Research and development expenses were $24.9 million for the year ended March 31, 2021 compared to $47.1 million for the year ended March 31, 2020. The $22.2 million decrease was primarily related to $14.0 million in certain nonrecurring development and regulatory milestones achieved in the prior year for the AXO-Lenti-PD ($13.0 million) and AXO-AAV-GM2 programs. In addition, there were reduced program-specific research and development costs of $7.2 million due to (i) lower AXO-Lenti-PD clinical expenses as the enrollment of Cohort 2 was completed in the prior year, as well as lower manufacturing expenses due to the delays at Oxford, (ii) reduced clinical and manufacturing expenses while awaiting FDA clearance of the IND for the AXO-AAV-GM2 program, and (iii) the discontinuation of the AXO-AAV-OPMD program during the prior year.
General and Administrative Expenses
General and administrative expenses were $17.3 million for the year ended March 31, 2021 and $22.1 million for the year ended March 31, 2020. The decrease of $4.8 million was primarily related to reductions in stock-based compensation expense of $2.2 million primarily attributable to lower grant date fair values per share for equity awards and lower headcount and personnel costs (including severance) of $1.3 million attributable to lower headcount.
Interest Expense
Interest expense was $0.8 million and $4.4 million for the years ended March 31, 2021 and 2020, respectively. The decrease in interest expense during the current year was primarily due to the April 2020 prepayment of the $15.7 million outstanding principal balance on our loan and security agreement with Hercules Capital, Inc. ("Hercules").
Other Income
Other income was $10.4 million and $1.4 million for the years ended March 31, 2021 and 2020, respectively. Other income for the year ended March 31, 2021 included income of approximately $11.3 million associated with gains on our investment in Arvelle Therapeutics B.V. ("Arvelle") that was sold in February 2021, which was partially offset by foreign exchange losses. Other income for the year ended March 31, 2020 consisted primarily of foreign exchange gains and interest income.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common stock and pre-funded warrants, as well as borrowings under our credit facilities. As of March 31, 2021, we had $119.0 million of cash and cash equivalents available to us, and in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due under our loan and security agreement with Hercules.

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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. In addition, as part of our business development strategy, we generally structure our license agreements and collaboration agreements so that a significant portion of the total license cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under these agreements. Based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we do not expect significant milestone payments under our license and collaboration agreements to come due prior to March 31, 2022.
Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. However, we anticipate that our current cash and cash equivalents balance is sufficient to fund our clinical milestones beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
For the years ended March 31, 2021 and March 31, 2020, we incurred net losses of $32.4 million and $72.6 million, respectively. As of March 31, 2021, our cash and cash equivalents totaled $119.0 million and our accumulated deficit was $791.1 million. We estimate that our current cash and cash equivalents balance is sufficient to support operations beyond the twelve-month period following the date that the accompanying consolidated financial statements were issued, including beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis. As such, we have determined that there is no longer substantial doubt about our ability to continue as a going concern for the one-year period following the date that the accompanying consolidated financial statements were issued. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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
In order to meet our long-term operating requirements, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. In addition, extreme price and volume fluctuations in the stock market in general, and the Nasdaq Global Select Market, in particular, have resulted in volatile and sometimes decreased stock prices for many companies, including us. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance, and impact our ability to raise sufficient additional capital on acceptable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
At-the-Market Equity Offering Program
We have engaged SVB Leerink LLC as our agent to sell shares of our common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our shares of common stock sold. As of March 31, 2021, we have sold approximately 29.7 million shares of common stock for total proceeds of approximately $90.5 million, net of brokerage fees, under the sales agreement since April 2020. Subsequent to March 31, 2021, we have sold approximately 0.2 million shares of common stock for total proceeds of approximately $0.5 million under the sales agreement, net of brokerage fees.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Years Ended March 31,
	2021	2020
Net cash used in operating activities	$(46,589)	$(67,473)
Net cash provided by (used in) investing activities	12,386	(255)
Net cash provided by financing activities	73,621	41,481
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and stock-based compensation expenses, as well as the effect of changes in working capital and other activities.
For the year ended March 31, 2021, net cash used in operating activities was $46.6 million and was primarily attributable to a net loss of $32.4 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to other income of $11.3 million associated with gains on our investment in Arvelle, an increase of $4.4 million in prepaid expenses and other current assets and decreases of $3.1 million in accounts payable and $2.1 million in accrued expenses, which were partially offset by $4.5 million of non-cash stock-based compensation expense and $1.5 million of operating lease right-of-use asset amortization expense

For the year ended March 31, 2020, net cash used in operating activities was $67.5 million and was primarily attributable to a net loss of $72.6 million, which includes costs incurred for research and development activities, including $14.0 million for development and regulatory milestones achieved, CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to a decrease of $9.3 million in accrued expenses, which were partially offset by $7.9 million of non-cash stock-based compensation expense, a decrease of.$2.9 million in prepaid expenses and other current assets and an increase of $2.7 million in accounts payable.
Investing Activities
For the year ended March 31, 2021, net cash provided by investing activities was $12.4 million, consisting of proceeds of $12.8 million from the sale of our long-term investment in Arvelle that was partially offset by purchases of fixed assets.
For the year ended March 31, 2020, net cash used in investing activities was $0.3 million, consisting of purchases of fixed assets.
Financing Activities
For the year ended March 31, 2021, net cash provided by financing activities was $73.6 million and consisted primarily of $89.2 million of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Leerink LLC, partially offset by $15.7 million of principal payments made on long-term debt.
For the year ended March 31, 2020, net cash provided by financing activities was $41.5 million and consisted primarily of $70.8 million of net proceeds from the issuance and sale of our shares of common stock and pre-funded warrants in a public offering, partially offset by $29.6 million of payments made on long-term debt.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules.
Contractual Obligations
The following table provides information with respect to our outstanding contractual obligations as of March 31, 2021:

Contractual Obligations (in thousands) (1)	Total	Under 1 year	1-3 years	3-5 years	Over 5 years
Real property lease obligations (2)	$1,561	$327	$567	$667	$—
Total	$1,561	$327	$567	$667	$—

(1) This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known. Potential milestone and royalty payments are described below under "-Milestone and Royalty Payments."

(2) Amounts due, net of prepayments. Real property lease obligations are described below under "-Real Property Leases."
In addition, we have entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by us with 30- or 60-days' written notice, unless otherwise indicated. These cancellable contracts are not included in the table above. Further, certain of our manufacturing agreements could require early termination and wind-down payments due from us upon either the termination of our clinical trials or if we unilaterally terminate such agreements for convenience, which agreements are not included in the table above.
Milestone and Royalty Payments to UMMS and Oxford
In addition to the amounts shown in the above table, we are contractually obligated to make payments to UMMS totaling up to $24.5 million upon the achievement of specified development and regulatory milestones, including development and regulatory milestones of $1.0 million and $1.0 million that were achieved in February 2019 and October 2019, respectively, and that were paid during the fiscal year ended March 31, 2020, and up to $39.8 million upon the achievement of specified commercial milestones for AXO-AAV-GM1 and AXO-AAV-GM2. We are also obligated to pay UMMS tiered mid-single digit royalties based on yearly net sales of the licensed products, subject to a specified annual minimum amount. Additionally, we will pay UMMS a percent of any revenues we receive from any third-party sublicenses to licensed products at rates ranging in the mid-single digits to mid-teens. We could also be obligated to make payments to Oxford totaling up to $55.0 million upon the achievement of specified development milestones, including certain development milestones that were achieved in April 2019 that resulted in a $13.0 million net payment due to Oxford that was paid during the year ended March 31, 2020, and up to $757.5 million upon the achievement of specified regulatory and sales milestones, as well as a tiered royalty from 7% to 10% of the yearly aggregate net sales of the underlying gene therapy products.

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
Real Property Leases
In June 2017, we entered into a license agreement with a third-party to lease office space in New York, New York that expired in January 2021, and we also leased office space in Princeton, New Jersey under an agreement that expired in October 2020. In October 2019, we entered into an agreement with a third-party to lease office space in Durham, North Carolina under a lease agreement expiring in November 2022, and in August 2020, we entered into a lease agreement with a third-party for an office facility in New York, New York that commenced in December 2020 and expires in June 2026. For the years ended March 31, 2021 and March 31, 2020, we incurred $1.6 million and $1.8 million, respectively, in rent expense under these agreements.
Recent Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, refer to Note 2 "Summary of Significant Accounting Policies," in the accompanying notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements and accompanying notes requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include research and development accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are "critical accounting estimates." We believe that our estimates relating to research and development accruals have the greatest potential impact on our consolidated financial statements and consider these to be our critical accounting policies and estimates and are "critical accounting estimates."
Research and Development Accruals
Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. The Company’s assessment of the completeness of the information is subject to variability and uncertainty. In addition, in certain circumstances, the determination of the nature and amount of services that have been received during the reporting period requires judgment as the timing and pattern of vendor invoicing does not correspond to the level of services provided. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with final regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Research and development costs are charged to expense when incurred and currently primarily consist of the development and regulatory milestones achieved for our AXO-AAV-GM1, AXO-AAV-GM2 and AXO-Lenti-PD gene therapy programs, as well as research and development materials acquired from UMMS and Oxford and expenses from third parties who conduct research and development activities on our behalf. We expense in-process research and development projects acquired as asset acquisitions which have not reached technological feasibility, and which have no alternative future use.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of March 31, 2021, we had cash and cash equivalents of $119.0 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 8.        Financial Statements and Supplementary Data
All financial statements and schedules required to be filed hereunder are listed in the Index to Financial Statements and set forth in Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2021.
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

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report on internal control over financial reporting in this report, as we were a smaller reporting company as defined in the rules and regulations of the SEC as of March 31, 2021.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Berndt Modig, Senthil Sundaram, Pavan Cheruvu, M.D., Atul Pande, M.D., Frank Torti, M.D. and Eric Venker, M.D, Pharm.D. are each current directors who were previously elected by our shareholders. Kristiina Vuori, M.D., Ph.D. was appointed to the Board in October 2020 to fill an existing vacancy. Ilan Oren was not nominated to stand for re-election at our annual meeting of shareholders for 2020. Effective September 24, 2020, the date of such meeting, Mr. Oren is no longer a member of our Board.
The following table identifies our directors, as well as the position they hold, any committee membership, and their ages as of April 30, 2021:

Name	Age	Director Since	Position	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Frank Torti, M.D.	42	2018	Chairperson
Atul Pande, M.D.	66	2015	Lead Independent Director	✓	✓	✓*
Pavan Cheruvu, M.D.	39	2018	Chief Executive Officer and Director
Berndt Modig	62	2015	Director	✓	✓*
Senthil Sundaram	42	2019	Director	✓*		✓
Eric Venker, M.D., Pharm.D.	34	2020	Director
Kristiina Vuori, M.D., Ph.D.	53	2020	Director			✓
_____________
*    Chairperson.
Below is a brief biography of each director.
Frank Torti, M.D.
Dr. Torti has served as Chairperson of the Board since September 2018. Dr. Torti has served as the Vant Chair of Roivant Sciences, Inc., or RSI, which is a wholly owned subsidiary of our affiliate, RSL, since January 2020. In this capacity he is responsible for the biopharmaceutical companies in the Roivant family and serves as Chairperson of the boards of directors of those companies. He previously served as Vant Investment Chair of RSI, from August 2018 to December 2019. Prior to joining RSI, from August 2007 to August 2018, Dr. Torti served as a Partner of New Enterprise Associates, or NEA, specializing in investments in healthcare. Prior to joining NEA, Dr. Torti worked for the Duke University Center for Clinical & Genetic Economics from 2002 to 2005 in various capacities, where he was involved in clinical trials research and economic evaluations of multinational clinical trials. Dr. Torti presently serves as Chairperson of the boards of directors of Arbutus Biopharma Corp., Immunovant Inc., and several private biopharmaceutical companies. He has previously served on the boards of directors of numerous development and commercial stage public and private healthcare companies, including Annexon Biosciences, Inc., Eargo Inc., Galera Therapeutics, Inc., Myovant Sciences Ltd., NeoTract, Inc., Urovant Sciences Ltd, and others. Dr. Torti earned an M.D. from the University of North Carolina School of Medicine, an M.B.A. from Harvard Business School and a B.A. from the University of North Carolina. Our Board of Directors believes that Dr. Torti’s extensive experience in healthcare investing, as well as his operational experience and clinical trial background, qualifies him to serve on the Board.

Atul Pande, M.D.
Dr. Pande has served as a member of the Board since March 2015 and currently serves as our Lead Independent Director. Dr. Pande has served as Chief Medical Advisor of PureTech Health plc since February 2018, and previously served as its Chief Medical Officer since February 2017 and a Senior Advisor from July 2016 through February 2017. Dr. Pande has also served as President and Chief Executive Officer of Verity BioConsulting LLC, a drug development consulting firm, since 2014. He previously served as Chief Medical Officer of Tal Medical, Inc., a clinical-stage medical device company, from December 2014 to December 2017. From 2007 to April 2014, Dr. Pande was Senior Vice President and Senior Advisor, Pharmaceutical R&D at GlaxoSmithKline plc, a pharmaceutical company. He has also held senior roles at Pfizer Inc., a multinational pharmaceutical company, Parke-Davis/Warner-Lambert, a subsidiary of Pfizer Inc. and Lilly Research Laboratories, a global pharmaceutical research organization and division of Eli Lilly & Co., where he was involved in the development of numerous central nervous system drugs. Dr. Pande is currently a director of Autifony Therapeutics Limited, a biotechnology company, Karuna Therapeutics, Inc., a biopharmaceutical company, Perception Neurosciences, a biopharmaceutical company, and Immunovant Inc., a biopharmaceutical company, and he previously served as a director of Heptares Therapeutics Ltd., a biotechnology company now a part of the Sosei Group. He also serves on the Scientific Advisory Boards of Cennerv Pharma PTE LTD and Centrexion Corporation. Dr. Pande is a fellow of several professional societies, including the American Psychiatric Association. He has published over 50 peer-reviewed scientific papers and numerous abstracts, book chapters and book reviews. Dr. Pande received his MBBS (Bachelor of Medicine, Bachelor of Surgery) and his M.D. from the University of Lucknow, India and completed his research fellowship training in psychiatry at the University of Michigan Medical School and his postgraduate specialty training and psychiatry residency program at Western University. We believe that Dr. Pande’s medical background and significant knowledge of the life sciences industry qualify him to serve on the Board.
Pavan Cheruvu, M.D.
Dr. Cheruvu has served as our Chief Executive Officer since November 2020 and as a member of the Board since September 2018, and served as the Principal Executive Officer of Axovant Gene Therapies Ltd. from February 2018 until November 2020 and as the Chief Executive Officer of Axovant Sciences, Inc. from February 2018 until December 2020. Prior to joining us, Dr. Cheruvu worked at RSI since October 2015, and was appointed to RSI’s executive leadership team in September 2017. Dr. Cheruvu completed his residency in internal medicine at Johns Hopkins Hospital and continued his training in a clinical fellowship in cardiovascular medicine at the University of California, San Francisco. Prior to his medical training, Dr. Cheruvu worked as a management consultant at McKinsey & Company from June 2008 through June 2011, where he focused on biopharmaceutical strategy. Dr. Cheruvu received his B.S.E. in Biomedical Engineering, B.S.E. in Electrical Engineering, and A.B. in Chemistry from Duke University, his M.Sc. in Computer Science from Oxford University and his M.D. from Harvard Medical School. We believe that Dr. Cheruvu’s experience as a life sciences investor and experience in the biopharmaceutical industry qualify him to serve on the Board.
Berndt Modig
Mr. Modig has served as a member of the Board since March 2015. Since March 2016, Mr. Modig has served as Chief Executive Officer of Pharvaris N.V., a public clinical stage biotechnology company focusing on rare diseases. He served as Chief Financial Officer of Prosensa Holding N.V., a pharmaceutical company, from March 2010 until its acquisition by BioMarin Pharmaceutical Inc. in January 2015. From October 2003 to November 2008, Mr. Modig was Chief Financial Officer at Jerini AG, a pharmaceutical company, where he directed private financing rounds, its initial public offering in 2005, and its acquisition by Shire plc, a biopharmaceutical company acquired by Takeda Pharmaceutical Company, in 2008. Before that, Mr. Modig served as Chief Financial Officer at Surplex AG, a reseller of used industrial equipment, from 2001 to 2003, and as Finance Director Europe of U.S.-based Hayward Industrial Products Inc., a thermoplastic valve manufacturer, from 1999 to 2001. In previous positions, Mr. Modig was a partner in the Brussels-based private equity firm Agra Industria from 1994 to 1999 and a Senior Manager in the Financial Services Industry Group of Price Waterhouse LLP in New York from 1991 to 1994. Mr. Modig currently serves as a director of Pharvaris N.V., a public clinical stage biotechnology company. He also serves as chair of the audit committee and as a director of Centogene N.V., a public biopharmaceutical company. He also previously served on (i) the board of directors of Kiadis Pharma N.V., a public biopharmaceutical company, from June 2016 to April 2021, (ii) the board of directors of Auris Medical Holding Ltd., a pharmaceutical company, from April 2014 to March 2018, and (iii) the board of directors of Affimed N.V., a public biopharmaceutical company, from September 2014 to August 2020. Mr. Modig received his bachelor’s degree in business administration, economics and German from the University of Lund, Sweden and his M.B.A. from INSEAD, Fontainebleau, France and is a Certified Public Accountant (inactive). We believe that Mr. Modig’s extensive international experience in finance and operations, private equity, and mergers and acquisitions qualifies him to serve on the Board.

Senthil Sundaram
Mr. Sundaram has served as a member of the Board since June 2019. In July 2020, Mr. Sundaram became the Chief Executive Officer and a director of Terns Pharmaceuticals, Inc., a publicly-traded clinical-stage pharmaceutical company. Mr. Sundaram served as the Chief Financial Officer of Nightstar Therapeutics plc, a publicly-traded clinical-stage gene therapy company, from April 2017 to June 2019, when it was acquired by Biogen, Inc., a multinational biotechnology company. While at Nightstar, Mr. Sundaram led a number of private and public offerings, including its initial public offering, and a variety of business development efforts including the M&A process that resulted in the acquisition by Biogen. From February 2013 to April 2017, Mr. Sundaram served in a variety of positions at Intercept Pharmaceuticals, Inc., a biopharmaceutical company, including most recently as its Vice President and head of business development. Prior to joining Intercept, from 2000 to 2013, Mr. Sundaram worked in the healthcare investment banking groups at Lehman Brothers Inc., Barclays Capital Inc., Citigroup Global Markets Inc. and Lazard Ltd. Mr. Sundaram earned a B.S. in Computer Engineering and a B.A. in Economics from Brown University. We believe that Mr. Sundaram’s extensive experience in leadership roles at biopharmaceutical companies qualifies him to serve on the Board.
Eric Venker, M.D., Pharm.D.
Dr. Venker has served as a member of the Board since February 2020. Since February 2021, Dr. Venker has served as President, Chief Operating Officer of RSI, having previously served as Chief Operating Officer of RSI since November 2018 and as President of RSI since January 2021. From October 2017 to October 2018, Dr. Venker served as Chief of Staff to RSI’s Chief Executive Officer, and from 2014 to 2015 as an Analyst at RSI. From 2015 to 2017, Dr. Venker was a physician at New York Presbyterian Hospital/Columbia University Medical Center, where he trained in internal medicine, and also served as Chair of the Housestaff Quality Council leading operational initiatives to improve efficiencies. From 2011 to 2015, Dr. Venker was a Clinical Pharmacist at Yale-New Haven Hospital. Dr. Venker also serves on the boards of directors of Arbutus Biopharma Corporation and Immunovant, Inc., each a biopharmaceutical company, as well as several private biopharmaceutical companies. Dr. Venker received his Pharm.D. from St. Louis College of Pharmacy and his M.D. from Yale School of Medicine. We believe that Dr. Venker’s medical background and experience in the biopharmaceutical industry qualify him to serve on the Board.
Kristiina Vuori, M.D., Ph.D.
Dr. Vuori has served as a member of the Board since October 2020. Dr. Vuori has served as President of Sanford Burnham Prebys Medical Discovery Institute, or the Institute, since January 2010. The Institute is a non-profit research organization focused on biomedical research and drug discovery in the areas of cancer, neurodegeneration, diabetes, and infectious, inflammatory, and childhood diseases. In addition, Dr. Vuori has held the Pauline and Stanley Foster Presidential Chair since January 2010 and has served as Professor at the Institute since January 1995. From July 2014 to September 2017, Dr. Vuori served on the board of directors of WebMD Health Corp., an online publisher of health news and information, and since June 2019, has served on the board of directors of Bionano Genomics, Inc., a life sciences instrumentation company. She has served on the board of directors of Forian, Inc., a health data analytics company, since January 2021. Additionally, she serves or has served in the past five years on the boards of directors of the American Association for Cancer Research and the California Institute for Regenerative Medicine. Dr. Vuori earned her M.D. and Ph.D. from the University of Oulu, Finland. We believe that that Dr. Vuori’s experience as a physician-scientist in biomedical research and drug discovery and as an educator of research scientists, her experience managing a large non-profit research organization, and her various leadership roles in non-profit, for-profit and public boards qualify her to serve on the Board.
Executive Officers
The following table sets forth information concerning our executive officers and other senior management, including their ages, as of April 30, 2021:

Name	Age	Position(1)
Executive Officers
Pavan Cheruvu, M.D.	39	Chief Executive Officer
David Nassif, J.D.	67	Chief Financial Officer and Chief Accounting Officer, General Counsel
Gavin Corcoran, M.D.	58	Chief R&D Officer

Executive Officers
Pavan Cheruvu, M.D.
See "Directors, Executive Officer’s and Corporate Governance—Pavan Cheruvu, M.D."
David Nassif, J.D.
Mr. Nassif served as the Principal Financial and Accounting Officer, General Counsel of Axovant Gene Therapies Ltd. from July 2019 until November 2020 and as the Chief Financial Officer of Axovant Sciences, Inc. from July 2019 through December 2020, and has served as the Chief Financial Officer and Chief Accounting Officer, General Counsel of Sio Gene Therapies Inc. since November 2020. He served as Executive Vice President and Chief Financial Officer of SteadyMed, Ltd., a specialty pharmaceutical company, from March 2013 (first as a financial consultant and commencing March 2015 on a full-time basis) until June 2019. From May 2011 through September 2014, Mr. Nassif served as the President and Chief Financial Officer of Histogen, Inc., a regenerative medicine company. From May 2007 to February 2010, Mr. Nassif served as the Executive Vice President and Chief Financial Officer of Zogenix, Inc., a specialty pharmaceutical company. Mr. Nassif received a B.Sc. in Finance and Management Information Systems from the University of Virginia with honors and a J.D. from the University of Virginia School of Law.
Gavin Corcoran, M.D.
Dr. Corcoran has served as our Chief R&D Officer since November 2020 and served as the Chief R&D Officer of Axovant Sciences, Inc. from July 2018 until December 2020. Prior to joining Axovant, he served as Chief Medical Officer of Allergan plc from March 2015 to June 2018 and of Actavis plc from July 2014 to March 2015. Dr. Corcoran served as Executive Vice President for Global Medicines Development at Forest Laboratories from December 2011 to June 2014, prior to the acquisition of Forest Laboratories, Inc. by Actavis in 2014. Earlier in his career, Dr. Corcoran also served as Head of Late Stage Clinical Development for Inflammation and Immunology at Celgene Corporation, Chief Scientific Officer and head of R&D at Stiefel Laboratories and he held various leadership roles in clinical development and regulatory affairs at Amgen Inc., Schering-Plough Corporation, and Bayer AG. He received his M.B.B.Ch. from the University of the Witwatersrand in South Africa and completed his clinical training in internal medicine and infectious diseases at the University of Texas Health Science Center at San Antonio.
Information Regarding the Board of Directors and Corporate Governance
Board Leadership Structure
Dr. Torti currently serves as Chairperson of the Board. The Board believes that Dr. Torti’s role as Chairperson helps ensure that management and the Board act with common purpose and benefit from the extensive executive leadership and operational experience of Dr. Torti. The Board believes that Dr. Torti is well-positioned to act as a bridge between management and the Board, facilitating the regular flow of information. In addition, the Board believes that, under current circumstances, the separation of the offices of Chairperson and Chief Executive Officer will enhance oversight of management and Board function, allowing Dr. Cheruvu the ability to focus on his primary responsibilities as Chief Executive Officer, enhancing shareholder value and expanding and strengthening our business.
Our corporate governance guidelines provide that the Board will select its Chairperson in the manner that it determines to be in the best interests of our shareholders. The same person may hold the positions of Chief Executive Officer and Chairperson, or the Board may separate these offices. If the Chairperson is an independent director, the Board may designate the Chairperson as the lead independent director. If the Chairperson is not an independent director, the Board may designate one of the independent directors as the lead independent director. Dr. Pande was designated by the Board as our lead independent director in September 2018. The lead independent director’s duties include among other things: establishing the agenda for meetings of the independent directors and meetings of the non-management directors, as applicable; presiding over meetings of the independent directors and meetings of the non-management directors, as applicable; presiding over any portions of meetings of the Board evaluating the performance of the Board; and coordinating the activities of the other independent directors and perform such other duties the Board may establish or delegate.
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
In particular, the Board is responsible for reviewing, approving and monitoring fundamental financial and business strategies and major corporate actions, assessing major risks facing us and considering ways to address those risks and overseeing the establishment and maintenance of processes and conditions to maintain our integrity. Our Board has received regular updates from the management team on the evolving COVID-19 situation and is involved in strategy decisions related to the impact of COVID-19 on our business. The Audit Committee of the Board has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee of the Board also monitors compliance with certain legal and regulatory requirements, including oversight of related-person transactions, complaint procedures, certain ethical compliance and regulatory and accounting initiatives, and is responsible for oversight of the performance of our internal audit function. The Compensation Committee of the Board assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking. The Nominating and Corporate Governance Committee of the Board monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct, and monitor compliance with certain regulatory requirements. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board as quickly as possible.
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
Meetings of the Board of Directors; Attendance at Annual Meeting of Shareholders
During our fiscal year ended March 31, 2021, the Board met 7 times; the Audit Committee met four times; the Compensation Committee met two times; and the Nominating and Corporate Governance Committee met three times. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served that were held during the portion of the last fiscal year for which he or she was a director or committee member.
As required under applicable Nasdaq listing rules, in our fiscal year ended March 31, 2021, our independent directors met in regularly scheduled executive sessions at which only independent directors were present. Dr. Pande and Mr. Modig typically presided over the executive sessions.
Our policy is that directors are invited to attend the Annual General Meetings of Shareholders. No members of the Board attended our 2020 Annual General Meeting of Shareholders.
Information Regarding Committees of the Board of Directors
The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Below is a description of each of these committees. Each committee has the authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. Copies of the written charters of such committees, are available on our website at http://investors.siogtx.com/investors/corporate-governance. Information contained on or accessible through this website is not incorporated by reference nor otherwise included in this report, and any references to this website are intended to be inactive textual references only.
As previously disclosed, on February 24, 2020, we completed a public offering of our shares of common stock and pre-funded warrants to purchase shares of common stock, which resulted in Roivant Sciences Ltd. ("RSL") no longer controlling a majority of the voting power of our outstanding shares of common stock (the "February Offering"). As a result of the February Offering, we no longer qualify as a "controlled company" for purposes of certain exemptions from the corporate governance standards of Nasdaq, including director independence.

Audit Committee
The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The Board reviews Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that each member of the Audit Committee satisfies the independence requirements under applicable Nasdaq listing rules and Rule 10A-3 of the Exchange Act.
The Audit Committee is composed of Mr. Modig, Dr. Pande and Mr. Sundaram. The Board has also determined that each of Mr. Modig and Mr. Sundaram qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission ("SEC") rules and regulations. The Board made a qualitative assessment of Mr. Modig’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer at public reporting companies. In addition to our Audit Committee, Mr. Modig also serves on the audit committees of two other public companies, Kiadis Pharma N.V. and Affimed N.V. Likewise, the Board made a qualitative assessment of Mr. Sundaram’s level of knowledge and experience based on a number of factors, including his experience as a chief financial officer at a public reporting company and investment banker. The Board has determined that this simultaneous service of Mr. Modig does not impair his ability to effectively serve on our Audit Committee.
The principal duties and responsibilities of the Audit Committee include:
•recommending and retaining an independent registered public accounting firm to serve as our independent auditors, for purposes of the Companies Act, overseeing our independent auditors’ work and determining our independent auditors’ compensation;
•evaluating the performance of and assessing the qualifications of our independent auditors;
•approving in advance all audit services and non-audit services to be provided to us by our independent auditors;
•monitoring the rotation of partners of the independent auditors on our audit engagement team as required by law;
•assessing and taking other appropriate action to oversee the independence of our independent auditors, including reviewing written disclosures from the independent auditors delineating all relationships between the auditors, or their affiliates, and us, or persons in financial oversight roles at Sio, that may reasonably be thought to bear on independence (at least annually, consistent with the Public Company Accounting Oversight Board, or PCAOB, Rule 3526);
•reviewing the financial statements proposed to be included in our Annual Report on Form 10-K to be filed with the SEC and recommending to the Board whether such financial statements should be so included;
•reviewing and discussing with management and our independent auditors the results of the annual audit and the independent auditor’s review of our quarterly financial statements, including, as appropriate, a review of our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports filed with the SEC;
•reviewing and discussing with management and our independent auditors, as appropriate, our guidelines and policies with respect to risk assessment and management, including risks related to our accounting matters, financial reporting and legal and regulatory compliance; and reviewing and discussing with management, as appropriate, insurance programs;
•conferring with management and our independent auditors, as appropriate, regarding the scope, adequacy and effectiveness of our internal control over financial reporting;
•coordinating the Board’s oversight of the performance of our internal audit function;
•reviewing and approving or rejecting transactions between us and any related persons; and
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, auditing or compliance matters and the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Report of the Audit Committee of the Board of Directors*
The Audit Committee has reviewed and discussed the audited financial statements for our fiscal year ended March 31, 2021 with our management. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the PCAOB. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2021.
Mr. Senthil Sundaram
Mr. Berndt Modig
Dr. Atul Pande
* The material in this report is not deemed "filed" with the SEC, and is not to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Compensation Committee
The Compensation Committee is composed of Mr. Modig and Dr. Pande. The Board has determined that Mr. Modig and Dr. Pande are “independent,” as independence is currently defined in applicable Nasdaq listing rules. All members of the Compensation Committee are “non-employee directors,” as defined in Rule 16b-3 under the Exchange Act.
The Compensation Committee of the Board acts on behalf of the Board to, among other things, oversee our compensation strategy, policies, plans and programs and to review and determine the compensation to be paid to our executive officers. In general, the Compensation Committee of the Board performs the same policy- and compensation-setting functions for our subsidiaries and their executive officers as it does for us, and references herein to our personnel, policies, plans and programs include those of our subsidiaries as well. The principal duties and responsibilities of the Compensation Committee include:
•reviewing, modifying and approving our overall compensation strategy and policies, including: (1) reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers and other senior management, as appropriate; (2) evaluating and approving, or recommending to the Board for approval, compensation plans and programs advisable for us, including modifications and terminations to those plans and programs; (3) establishing policies with respect to equity compensation arrangements; (4) assessing the adequacy and competitiveness of our executive compensation programs among comparable companies in our industry; (5) reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangement for our executive officers and other senior management, as appropriate; (6) reviewing our practices and policies of employee compensation as they relate to risk management and risk-taking incentives; (7) considering and establishing share ownership guidelines for our executive officers and directors, if deemed appropriate; and (8) evaluating the efficacy of our compensation policy and strategy in achieving expected benefits to us and otherwise furthering our policies;
•establishing and approving individual and corporate goals and objectives of our Chief Executive Officer and our other executive officers and senior management and evaluating performance of the Chief Executive Officer and our other executive officers and senior management, as appropriate, in light of these stated objectives;
•reviewing and approving the type and amount of compensation to be paid or awarded to Board members;
•selecting and retaining compensation consultants, legal counsel and other advisers; and
•adopting, amending, administering, and terminating our equity compensation plans, pension and profit sharing plans, bonus plans, deferred compensation plans and similar programs.

Compensation Committee Processes and Procedures
The Compensation Committee meets at least once annually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chairperson of the Compensation Committee, in consultation with the Chief Executive Officer and the General Counsel. The Compensation Committee meets regularly in executive session. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information, to provide advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, the voting or deliberations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of Sio.
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
Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. The evaluation of the performance of the Chief Executive Officer is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director share ownership information, company share performance data, analyses of historical executive compensation levels and current company-wide compensation levels and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is composed of Dr. Pande, Mr. Sundaram and Dr. Vuori. The Board has determined that Dr. Pande, Mr. Sundaram and Dr. Vuori are “independent,” as independence is currently defined in applicable Nasdaq listing rules. The principal duties and responsibilities of the Nominating and Corporate Governance Committee include:
•identifying, reviewing and evaluating candidates to serve as directors, consistent with criteria approved by the Board;
•reviewing, evaluating and considering the recommendation for nomination of incumbent directors for re-election to the Board;
•reviewing, discussing and assessing the performance of the Board, including Board committees, such assessment to include evaluation of the Board’s contribution as a whole and effectiveness in serving the best interests of Sio and its shareholders, specific areas in which the Board and/or management believe contributions could be improved, overall Board composition and makeup, including the reelection of current Board members, and the independence of directors;
•overseeing the Board’s committee structure and operations, evaluating the performance of the members of the committees of the Board, reviewing the composition of such committees, and recommending to the Board the membership of each such committee;
•reviewing, discussing and assessing our corporate governance principles;
•reviewing our policy statements to determine adherence to our Code of Business Ethics and Conduct; and
•overseeing and reviewing the processes and procedures we use to provide accurate, relevant and appropriately detailed information to the Board and its committees on a timely basis.
The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of Sio, demonstrated excellence in his or her field, having the ability to exercise sound business judgment, diversity and having the commitment to rigorously represent the long-term interests of our shareholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of our shareholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate, given the current needs of the Board and Sio, to maintain a balance of knowledge, experience and capability.
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

Shareholder Communications with the Board of Directors
The Board has adopted a formal process by which shareholders may communicate with the Board or any of its directors. Shareholders who wish to communicate with the Board or an individual director may do so by sending written communications to the Board or such director at Sio Gene Therapies Inc., Attn: Corporate Secretary, at 130 West 42nd Street, 26th Floor, New York, New York 10036. The Corporate Secretary will forward each communication to the Legal Department of Sio Gene Therapies Inc., and the communication will be further forwarded to the Board or individual directors to whom the communication is addressed unless the communication contains advertisements or solicitations or is unduly hostile, threatening or similarly inappropriate, in which case the communication will be discarded.
In addition to shareholder communications with directors, any interested person may communicate directly with the presiding director of the Board’s executive sessions or the independent or non-management directors as a group. Persons interested in communicating directly with the independent or non-management directors regarding their concerns or issues may do so by addressing correspondence to a particular director, or to the independent or non-management directors generally, in care of Sio Gene Therapies Inc., Attn: Corporate Secretary, at 130 West 42nd Street, 26th Floor, New York, New York 10036. If no particular director is named, letters will be forwarded, depending upon the subject matter, to the Chairperson of the Audit, Compensation, or Nominating and Corporate Governance Committee.
Please note that the foregoing communication procedure does not apply to (i) shareholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.
Code of Business Ethics and Conduct
The Board has adopted a Code of Business Ethics and Conduct, or Code of Conduct, that applies to all of our directors, officers, employees, consultants and independent contractors. The Code of Conduct is available on our website at http://investors.siogtx.com/investors/corporate-governance. Information contained on or accessible through this website is not incorporated by reference nor otherwise included in this report, and any references to this website are intended to be inactive textual references only. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or otherwise as required by applicable law and Nasdaq listing requirements.
Corporate Governance Guidelines
The Board has adopted Corporate Governance Guidelines to establish the authority and practices to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our shareholders. The Corporate Governance Guidelines set forth the practices that the Board intends to follow with respect to a number of areas, including its composition and selection, role, meetings, committees, access to management and use of outside advisors, Chief Executive Officer evaluation and succession planning, and Board assessment and compensation. The Corporate Governance Guidelines may be viewed at http://investors.siogtx.com/investors/corporate-governance. Information contained on or accessible through this website is not incorporated by reference nor otherwise included in this report, and any references to this website are intended to be inactive textual references only.

Item 11.        Executive Compensation
Summary Compensation Table
The following table sets forth, for our fiscal years ended March 31, 2021 and 2020, compensation awarded or paid to, or earned by, our principal executive officer and our two next most highly compensated executive officers as of March 31, 2021. These executive officers are referred to herein as our named executive officers.

Name and Principal Position	Fiscal Year	Salary	Stock Awards (1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	Other		Total
Pavan Cheruvu, M.D.	2020	$517,500	$388,815	$483,113	$298,080	$19,191	(3)	$1,706,699
Chief Executive Officer	2019	500,000	351,056	1,784,077	225,000	8,616	(4)	2,868,749

David Nassif, J.D. (5)	2020	414,000	181,470	225,415	213,728	43,485	(6)	1,078,098
Chief Financial Officer and Chief Accounting Officer, General Counsel	2019	300,000	234,032	970,828	175,000	81,350	(7)	1,761,210

Gavin Corcoran, M.D. (7)	2020	433,500	146,280	181,989	204,769	17,410	(8)	983,948
Chief R&D Officer	2019	425,000	248,663	628,885	146,094	8,616		1,457,258
(1) Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option and stock award granted to the named executive officers during the indicated fiscal year, as computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718. Assumptions used in the calculation of these amounts are included in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2021. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In March 2020, RSL forfeited all of Dr. Cheruvu’s RSL restricted stock units ("RSL RSUs") and granted him newly issued RSL equity instruments: RSL performance options and RSL capped value appreciation rights ("RSL CVARs"). The vesting of the RSL performance options and RSL CVARs is not deemed probable as of March 31, 2021. These two instruments will vest only to the extent certain RSL liquidity conditions and vesting requirements (a mix of time-based and market conditions) are achieved by a specified date in the future, and provided, for the time-based vesting requirements, that Dr. Cheruvu has provided continued service to RSL or an affiliate of RSL, such as Sio. As a result, as of the grant date the RSL performance options and RSL CVARs performance criteria were deemed not probable of occurring, therefore no stock-based compensation expense has been recorded related to these newly awarded RSL instruments and no value has been ascribed to such instruments in the table above. Assuming that the vesting conditions to the RSL performance options and RSL CVARs were met and the performance criteria was deemed probable, the value of such awards as of the grant date would have been $7.7 million.
(2) See "—Annual Cash Bonus".
(3) Amount includes (a) $18,975 in 401(k) matching contributions.
(4) Amount excludes $1,011,993 in stock-based compensation expense allocated to Sio from RSL for RSL equity instruments granted to Dr. Cheruvu.
(5) Mr. Nassif joined Sio in July 2019.
(6) Amount includes (a) $25,173 for reimbursed temporary housing expenses, as a result of the Company requiring Mr. Nassif to reside in New York City for one year as a condition to his employment; and (b) $18,172 in 401(k) matching contributions.
(7) Amount includes (a) $78,206 for reimbursed temporary housing expenses.
(8) Amount includes (a) $17,194 in 401(k) matching contributions.
Narrative to Summary Compensation Table
We review compensation annually for all employees, including our named executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to Sio. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.
The Compensation Committee of the Board has historically determined compensation for our named executive officers. The Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all named executive officers other than the Chief Executive Officer. Based on those discussions and its discretion, the Compensation Committee then recommends the compensation for each named executive officer. The Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our named executive officers. For our fiscal years ended March 31, 2021 and 2020, the Compensation Committee retained Radford, a compensation consulting firm, to evaluate and make recommendations with respect to our executive compensation program.

Annual Cash Bonus
We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. For the fiscal year ending March 31, 2022, the target cash bonus for Dr. Cheruvu is 60% of his base salary, subject to the achievement of overall company performance criteria, and the target cash bonus for each of Mr. Nassif and Mr. Corcoran is 50% of their respective base salaries, subject to the achievement of individual performance criteria to be determined by the Board or the Compensation Committee, as well as overall company performance criteria.
Additionally, On March 30, 2021, the Compensation Committee of the Board approved a one-time cash performance incentive for Dr. Corcoran (the "Performance Incentive"). Under the terms of the Performance Incentive, Dr. Corcoran shall be paid a bonus of $35,000 upon completion of patient enrollment in the dose-escalation Stage 1 of our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis, including both Type 1 (early infantile) and Type 2 (late infantile and juvenile) patients if such enrollment occurs on or before March 31, 2022. Additionally, Dr. Corcoran shall be paid a bonus of $35,000 upon dosing of the first patient in our AXO-Lenti-PD gene therapy program for the treatment of Parkinson's disease using clinical trial material from a suspension-based manufacturing process if such dosing occurs on or before March 31, 2022.
For the years ended March 31, 2021 and March 31, 2020, bonuses were awarded based on our achievement of specified corporate goals, including creating value with our gene therapy pipeline and finance goals, as well as individual goals for the named executive officers. Dr. Cheruvu’s bonuses were weighted 100% based on the achievement of corporate goals. For each other named executive officer, the bonuses were weighted 75% based on the achievement of the corporate goals and 25% based on the achievement of individual objectives established for each such officer. In March 2020, the Compensation Committee awarded each named executive officer a bonus for the year ended March 31, 2020, based on each named executive officer’s achievement of corporate goals at the 75% level and individual goals at levels ranging from 50% to 125%. In March 2021, the Compensation Committee awarded each named executive officer a bonus for the year ended March 31, 2021, based on each executive officer’s achievement of corporate goals at the 96% level and individual goals at levels ranging from 90% to 125%.
Outstanding Equity Awards as of March 31, 2021
The following table shows certain information regarding outstanding equity awards held by our named executive officers as of March 31, 2021, as adjusted to reflect the 1-for-8 reverse stock split effected in May 2019. All option awards were granted under our 2015 Amended and Restated Equity Incentive Plan.

	Option Awards					Restricted Stock Units (RSUs)
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (2)(3)		Option Exercise Price	Option Expiration Date	Number of Vested Securities Underlying	Number of Unvested Securities Underlying (4)	Market Value of Outstanding RSUs (5)
Pavan Cheruvu, M.D.(6)	6,250	—		$127.92	11/15/2025	—	—	—
	6,250	—		193.92	4/27/2027	—	—	—
	181,894	60,629		14.48	2/12/2028	—	—	—
	—	199,500	(7)	8.48	4/14/2029	—	—	—
	87,282	112,218		8.48	4/14/2029	—	—	—
	—	169,100		3.45	4/14/2030	—	—	—
	—	—		—	—	—	112,700	$294,147

David Nassif, J.D.	—	75,000	(8)	6.42	6/30/2029	—	—	—
	56,250	93,750		6.42	6/30/2029	—	—	—
	—	78,900		3.45	4/14/2030	—	—	—
	—	—		—	—	—	52,600	137,286

Gavin Corcoran, M.D.	—	25,000	(9)	19.68	7/15/2028	—	—	—
	19,537	11,713		19.68	7/15/2028	—	—	—
	—	25,000	(7)	8.48	4/14/2029	—	—	—
	41,948	53,927		8.48	4/14/2029	—	—	—
	—	63,700		3.45	4/14/2030	—	—	—
	—	—		—	—	—	42,400	110,664

(1) Because options granted to the named executive officers are exercisable immediately subject to a repurchase right in our favor which lapses as the option vests, this column reflects the number of options held by the named executive officers that were exercisable and vested as of March 31, 2021.
(2) Because options granted to the named executive officers are exercisable immediately subject to a repurchase right in our favor which lapses as the option vests, this column reflects the number of options held by the named executive officers that were exercisable and unvested as of March 31, 2021.
(3) Except as otherwise noted, each of these options vests as to 25% of the underlying shares of common stock one year from the date of grant, with the remaining shares of common stock vesting in 12 equal quarterly installments thereafter, provided the named executive officer has provided continuous service to us through each such date. All shares of common stock underlying each of these options will become fully vested upon a change in control, as that term is defined in our Amended and Restated 2015 Equity Incentive Plan.
(4) These unvested restricted shares are scheduled to vest in three equal annual installments on the first, second and third anniversaries of the date of grant, provided the named executive officer has provided continuous service to us through that date.
(5) The market value is equal to the product of $2.61, which is the closing price of our common stock on March 31, 2021, and the sum of the number of vested and unvested RSUs.
(6) Excludes all RSL equity instruments. RSL granted RSL awards, RSL vanilla options and RSL RSUs to Dr. Cheruvu while he was employed by RSL’s subsidiary, Roivant Sciences, Inc., prior to his commencement of employment as our Chief Executive Officer. In March 2020, RSL purchased a portion of Dr. Cheruvu’s RSL awards and RSL vanilla options, and all of Dr. Cheruvu’s RSL RSUs were forfeited, in exchange for $1.2 million in cash and two newly issued RSL equity instruments. The vesting of these two RSL equity instruments, RSL performance options and RSL CVARs, is not deemed probable as of March 31, 2021. These two instruments will vest only to the extent certain RSL liquidity conditions and vesting requirements (a mix of time-based and market conditions) are achieved by a specified date in the future, and provided, for the time-based vesting requirements, that Dr. Cheruvu has provided continued service to RSL or an affiliate of RSL, such as Sio. The RSL vanilla options are subject to specified time-based vesting schedules and requirements, provided that Dr. Cheruvu has provided continuous service to RSL or an affiliate of RSL, such as Sio, through such date. The RSL awards are fully vested as of March 31, 2021. The aggregate fair value of the RSL equity instruments held by Dr. Cheruvu was $3.6 million at March 31, 2021. Significant judgment and estimates were used to estimate the fair value of these RSL equity instruments, as they are not publicly traded.
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
Employment, Severance and Change in Control Agreements
The employment agreement or offer letter for each of our named executive officers sets forth the initial terms and conditions of his employment. These agreements provide for at-will employment and set forth the officer’s annual base salary, performance bonus target opportunity, initial equity incentive grant, terms of severance and eligibility for employee benefits. Each of them provided services to us pursuant to one or more inter-company services agreements between Axovant Gene Therapies Ltd. and its wholly owned subsidiaries until August 2020. For the purposes of this discussion, references to "we," "us" and "our" will be deemed to refer to Sio Gene Therapies Inc., Axovant Gene Therapies Ltd. or Axovant Sciences, Inc., as the context requires.
Pavan Cheruvu, M.D., David Nassif, J.D. and Gavin Corcoran, M.D.
Under each of Dr. Cheruvu’s, Mr. Nassif’s and Dr. Corcoran’s employment agreements, such executive officer is eligible for the following severance and change in control benefits, conditioned upon delivering a release of claims in our favor:
•If we terminate the officer’s employment without cause or the officer resigns for good reason, in either case, prior to a change in control or more than 12 months following a change in control, then we will pay to the officer a one-time cash payment equal to the sum of his annual base salary, the pro-rated amount of the his annual target bonus in respect of the fiscal year in which the termination of employment occurs, and any unpaid annual bonus amount with respect to the fiscal year ended prior to the termination of his employment. We will also reimburse the officer for continued medical coverage for one year if he timely elects such continued coverage.
•If we terminate the officer’s employment without cause or the officer resigns for good reason, in either case, upon or on or before the twelve-month anniversary of a change in control, but not before a change in control, then we will pay to Mr. Nassif or Dr. Corcoran a one-time cash payment equal to 1.5 times, and to Dr. Cheruvu a one-time cash payment equal to two times, the sum of his annual base salary, the pro-rated amount of the his annual target bonus in respect of the fiscal year in which the termination of employment occurs, and any unpaid annual bonus amount with respect to the fiscal year ended prior to the termination of his employment. We will also reimburse the officer for continued medical coverage for 18 months if he timely elects such continued coverage.
•If the officer is subjected to excise tax pursuant to Sections 280G and 4999 of the Internal Revenue Code, he will either have his payments cut back so that the excise tax does not apply, or he will receive the full payments and benefits and be subject to the excise tax, whichever puts him in a better after-tax position.

The definitions of “cause,” “good reason” and “change in control” are set forth in the individual employment agreements.
Further, under the terms of our Amended and Restated 2015 Equity Incentive Plan, if Dr. Cheruvu, Mr. Nassif or Dr. Corcoran are employed by us immediately prior to a change in control, then all remaining shares of common stock underlying the officer’s outstanding options will vest.
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
Shares issued under the 2015 Plan may be authorized but unissued or reacquired shares of common stock. Shares subject to stock awards granted under the 2015 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2015 Plan. Additionally, shares issued pursuant to stock awards under the 2015 Plan that we repurchase or that are forfeited, as well as shares reacquired by us as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2015 Plan.
Our board of directors, or a duly authorized committee thereof, will have the authority to administer the 2015 Plan. Our board of directors will delegate its authority to administer the 2015 Plan to our compensation committee under the terms of the compensation committee's charter. Our board of directors may also delegate to one or more of our officers the authority to (i) designate employees other than officers to receive specified stock awards and (ii) determine the number of our shares of common stock to be subject to such stock awards. Subject to the terms of the 2015 Plan, the administrator has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share of common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the 2015 Plan.
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

Director Compensation
Non-Employee Director Compensation Policy
Non-employee directors are compensated for service on the Board and its committees through a combination of cash retainers and equity grants. We also reimburse directors for expenses incurred in serving as a director. Directors who are also employed by us are not separately compensated for their service on the Board. Additionally, Dr. Venker does not receive a cash retainer or equity grants.
For our fiscal year ended March 31, 2021, each non-employee director (other than Mr. Oren and Dr. Venker) was paid the following annual amounts quarterly in arrears:
•Board retainer of $40,000
•Audit committee retainer of $9,000 ($20,000 for the Chairperson)
•Compensation Committee retainer of $6,000 ($12,000 for the Chairperson)
•Nominating and Corporate Governance Committee retainer of $5,000 ($8,000 for the Chairperson)
The chairman of the Board receives an annual retainer of $30,000, and the lead independent director receives an annual retainer of $20,000. For the fiscal year ending March 31, 2022, we anticipate that each new non-employee director will receive an initial option grant to purchase 84,000 shares of common stock. In addition, on an annual basis, typically in April, each continuing non-employee director will receive an additional option grant. Option grants have an exercise price equal to the closing price of our common stock on Nasdaq on the grant date. Initial grants vest in three equal annual installments, and annual grants vest in full on the first anniversary of the grant date, in each case subject to the non-employee director’s continuous service through the vesting date. Option grants to non-employee directors expire on the ten-year anniversary of the grant date. In April 2019, the Compensation Committee adopted a policy that all directors serving as of an annual grant date shall be eligible for equity awards regardless of the date of their appointment to the Board.
Director Compensation for Fiscal Year Ended March 31, 2021
The following table shows, for our fiscal year ended March 31, 2021, certain information with respect to the compensation of our non-employee directors:

Name	Fee Earned or Paid in Cash	Option Awards(1)		Total
Current Directors
Frank Torti, M.D.	$75,500	$49,254	(2)	$124,754
Atul Pande, M.D.	83,000	49,254	(2)	132,254
Berndt Modig	61,000	49,254	(2)	110,254
Senthil Sundaram	64,694	49,254	(2)	113,948
Eric Venker, M.D., Pharm.D. (3)	—	—		—
Kristiina Vuori, M.D., Ph.D. (4)	22,011	162,556	(5)	184,567

Former Directors
Ilan Oren (6)	—	—		—
(1) Amounts reported in this column do not reflect the amounts actually received by the director. Instead, these amounts reflect the aggregate grant date fair value of each stock option and the incremental fair value related to the accelerated vesting of stock options granted to certain directors during the fiscal year, as computed in accordance with FASB ASC 718.
(2) In April 2020, each of Dr. Torti, Dr. Pande, Mr. Modig and Mr. Sundaram was granted an option to purchase 17,500 shares of common stock with an exercise price of $3.45 per share. The shares subject to the options will vest on the first anniversary of the date of the grant.
(3) Dr. Venker was appointed to our Board in February 2019 and has declined to receive any cash or equity compensation for his service as a director.
(4) Dr. Vuori was appointed to our Board in October 2020.
(5) In October 2020, Dr. Vuori was granted an option to purchase 35,000 shares of common stock with an exercise price of $5.63 per share. The shares subject to the options will vest in three equal installments on the annual anniversary of the date of appointment.
(6) Mr. Oren, since his re-appointment to the Board in June 2018, has declined to receive any cash or equity compensation for his service as a director. Mr. Oren was not nominated to stand for re-election at our annual meeting of shareholders for 2020. Effective September 24, 2020, the date of such meeting, Mr. Oren is no longer a member of our Board.

The following table provides information regarding the aggregate number of stock options held by each of our non-employee directors as of March 31, 2021, as adjusted to reflect a 1-for-8 reverse stock split effected in May 2019:

Name	Outstanding Stock Options (1)
Current Directors
Frank Torti, M.D.	68,125
Atul Pande, M.D.	77,375
Berndt Modig	68,885
Senthil Sundaram	36,250
Kristiina Vuori, M.D., Ph.D.	35,000
(1) All of these options allow for early exercise, subject to our repurchase option with respect to any unvested shares of common stock. In addition, all shares of common stock underlying options held by our directors will become fully vested upon a change in control, as that term is defined in our Amended and Restated 2015 Equity Incentive Plan.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information regarding the ownership of our shares of common stock as of April 30, 2021, by:
•all those known by us to be beneficial owners of more than five percent of our shares of common stock;
•each of the executive officers named in the Summary Compensation Table;
•each of our directors; and
•all of our executive officers and directors of as a group.
This table is based upon information supplied by officers, directors and principal shareholders and filings with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned. We have deemed shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 30, 2021, to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.
Applicable percentages are based on 69,558,434 shares outstanding on April 30, 2021, adjusted as required by rules promulgated by the SEC. Except as set forth below, the principal business address of each such person or entity is c/o Sio Gene Therapies Inc., 130 West 42nd Street, 26th Floor, New York, New York 10036. All figures reflect a 1-for-8 reverse stock split effected in May 2019.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Shareholder:
Roivant Sciences Ltd. (1)	18,577,380	26.71%
Consonance Capital Management LP (2)	6,488,333	8.91
Suvretta Capital Management, LLC(3)	5,489,000	7.89
Named Executive Officers and Directors:
Pavan Cheruvu. M.D. (4)	1,723,216	2.42
David Nassif, J.D. (5)	594,438	*
Gavin Corcoran, M.D. (6)	525,051	*
Atul Pande, M.D. (7)	152,745	*
Berndt Modig (8)	120,624	*
Frank Torti, M.D. (9)	110,125	*
Senthil Sundaram (10)	78,250	*
Kristiina Vuori, M.D., Ph.D. (11)	77,000	*
Eric Venker, M.D., Pharm.D.	—	—
All executive officers and directors as a group (9 persons)	3,381,449	4.65%
_____________
* Represents beneficial ownership of less than one percent
(1) As reported on a Schedule 13D/A filed by RSL on February 28, 2020, RSL directly owns and has sole voting power over 18,577,380 shares of common stock. Sakshi Chhabra, Andrew Lo, Patrick Machado, Keith Manchester, M.D., Daniel Gold, Ilan Oren, Masayo Tada and Vivek Ramaswamy are the members of the board of directors of RSL and may be deemed to have shared voting, investment and dispositive power with respect to the shares held by this entity. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. The principal business address of RSL is c/o Roivant Sciences Ltd., Suite 1, 3rd Floor, 11-12 St. James’s Square, London, SW1Y 4LB, United Kingdom.
(2) As reported on a Schedule 13F-HR filed by Consonance Capital Management LP on May 17, 2021, Consonance Capital Management LP directly owns and has sole voting power over 3,186,335 shares of common stock. Consonance Capital Management LP also owns pre-funded warrants to purchase up to 3,301,998 shares of common stock with an exercise price of $0.00001 per share, which are immediately exercisable and are included in the number of shares of common stock beneficially owned in the table above. The address of Consonance Capital Management LP is 1370 Avenue of the Americas Suite 3301 New York NY 10019.
(3) As reported on a Schedule 13F-HR filed by Suvretta Capital Management, LLC on May 17, 2021. Suvretta Capital Management, LLC holds 5,489,000 shares of common stock. The address of Suvretta Capital Management, LLC is 540 Madison Avenue, 7th Floor, New York NY 10022.
(4) Represents (i) 180,426 shares of common stock; (ii) 37,567 vested restricted stock units and (iii) 1,505,223 shares of common stock issuable pursuant to immediately exercisable options, including 1,153,,645 shares issuable following exercise of such options that remain unvested within 60 days after April 30, 2021.
(5) Represents (i) 34,004 shares of common stock; (ii) 17,534 vested restricted stock units and (iii) 542,900 shares of common stock issuable pursuant to immediately exercisable options, including 457,550 shares issuable following exercise of such options that remain unvested within 60 days after April 30, 2021.
(6) Represents (i) 25,792 shares of common stock; (ii)14,134 vested restricted stock units and (iii) 485,125 shares of common stock issuable pursuant to immediately exercisable options, including 399,768 shares issuable following exercise of such options that remain unvested within 60 days after April 30, 2021.
(7) Represents (i) 33,370 shares of common stock and (ii) 119,375 shares of common stock issuable pursuant to immediately exercisable options, including 42,000 shares issuable following exercise of such options that remain unvested within 60 days after April 30, 2021.
(8) Represents (i) 9,739 shares of common stock and (ii) 110,885 shares of common stock issuable pursuant to immediately exercisable options, including 42,000 shares issuable following exercise of such options that remain unvested within 60 days after April 30, 2021.
(9) Represents 110,125 shares of common stock issuable pursuant to immediately exercisable options, including 48,250 shares issuable following exercise of such options that remain unvested within 60 days after April 30, 2021.
(10) Represents 78,250 shares of common stock issuable pursuant to immediately exercisable options, including 48,250 shares issuable following exercise of such options that remain unvested within 60 days after April 30, 2021.
(11) Represents 77,000 shares of common stock issuable pursuant to immediately exercisable options, including 77,000 shares issuable following exercise of such options that remain unvested within 60 days after April 30, 2021.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of shares of common stock and other equity securities of Sio. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during our fiscal years ended March 31, 2021 and March 31, 2020, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except as follows. Roivant Sciences Ltd. acquired an additional 5,333,333 shares of our common stock in an underwritten public offering we conducted that closed on February 24, 2020. Due to an administrative error, Roivant Sciences Ltd. reported this transaction on a Form 4 filed with the SEC on February 27, 2020.
Equity Compensation Plan Information
The following table shows information regarding our equity compensation plan as of March 31, 2021:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)	Number of shares of common stock available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	3,121,759	(1)	$12.26	2,031,392	(2)
Equity compensation plans not approved by shareholders	—		—	—
Total	3,121,759		$12.26	2,031,392
(1) Includes RSUs representing 1,026,216 shares of our common stock, which have no exercise price.
(1) Pursuant to the terms of our Amended and Restated 2015 Equity Incentive Plan, an additional 2,775,102 shares were added to the number of available shares effective April 1, 2021.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Transactions With Related Persons
Related-Person Transactions Policy and Procedures
We have adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% shareholder of Sio Gene Therapies Inc., including any of their immediate family members, and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to:
•the risks, costs and benefits to us;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee considers, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of Sio and its shareholders, as the Audit Committee determines in the good faith exercise of its discretion.
Related-Person Transactions
The following is a description of transactions since April 1, 2019, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our share capital, or any members of their immediate family, had or will have a direct or indirect material interest. The share and per share amounts set forth in this section have been adjusted for our 1-for-8 reverse stock split effected in May 2019.
RSL Financing Participation
In February 2020, we issued and sold 16,631,336 shares of common stock and pre-funded warrants to purchase up to 3,301,998 shares of common stock in a follow-on public offering, including 2,600,000 shares of common stock sold pursuant to the exercise of the underwriters’ option to purchase additional shares and also including 5,333,333 shares of common stock issued and sold to RSL, at an offering price of $3.75 per share of common stock and $3.74999 per pre-funded warrant.
Information Sharing and Cooperation Agreement
In June 2018, we entered into an amended and restated information sharing and cooperation agreement with RSL (the Cooperation Agreement"), which became effective concurrently with the closing of the private placement to RSL in July 2018. The Cooperation Agreement, among other things:
•obligates us to deliver to RSL periodic financial statements and other information upon reasonable request and to comply with other specified financial reporting requirements;
•requires us to supply certain material information to RSL to assist it in preparing any future SEC filings; and
•requires us to implement and observe certain policies and procedures related to applicable laws and regulations.
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
Affiliate Services Agreements
We have entered into services agreements with RSI and Roivant Sciences GmbH (collectively, the "Service Providers"), each a wholly owned subsidiary of RSL, pursuant to which the Service Providers provide us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions (the "Services Agreements"). Under the terms of the Services Agreements, we are obligated to pay or reimburse the Service Providers for the costs they, or third parties acting on their behalf, incur in providing services to us, including administrative and support services as well as research and development services. In addition, we are obligated to pay to the Service Providers at a predetermined mark-up on any general and administrative and research and development services incurred directly by the Service Providers. For the years ended March 31, 2021 and 2020, we incurred expenses of $0.1 million and $0.1 million, respectively, under the Services Agreements, inclusive of the mark-up, which have been treated as capital contributions. Going forward, the costs allocated to us under the Services Agreements with the Service Providers are expected to continue to be insignificant.
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

Independence of the Board of Directors
After review of all relevant identified transactions or relationships between each director, or any of his family members, and Sio, our senior management and our independent auditors, the Board has affirmatively determined that the following four individuals are independent directors within the meaning of the applicable SEC and Nasdaq listing rules: Mr. Modig, Dr. Pande, Mr. Sundaram and Dr. Vuori. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. The Board has determined that Dr. Cheruvu, by virtue of his position as our principal executive officer, and Dr. Torti and Dr. Venker, by virtue of their positions with RSI, are not independent under applicable SEC and Nasdaq listing rules.
Item 14.        Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees and Services
The following table presents aggregate fees billed by Ernst & Young LLP for our fiscal years ended March 31, 2021 and 2020:

	Fiscal Year Ended March 31, 2021	Fiscal Year Ended March 31, 2020

Audit Fees(1)	$752,062	$597,275
Audit Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees	—	2,000
Total Fees	$752,062	$599,275
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
Exhibit Index

Exhibit No.	Description of Document	Schedule/Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	8-K12G3	000-56226	3.1	11/13/2020

3.2	Bylaws.	8-K12G3	000-56226	3.2	11/13/2020

4.1	Form of Common Stock Certificate.	8-K12G3	000-56226	4.1	11/13/2020

4.2†	Description of Securities.

4.3†	Form of Pre-funded Warrant to purchase Shares of Common Stock.

10.1	Waiver and Option Agreement, dated as of May 8, 2015, by and between Roivant Sciences Ltd. and the Registrant.	S-1/A	333-204073	10.9	05/22/2015

10.2+	Form of Indemnification Agreement with directors and executive officers.	S-1/A	333-204073	10.4	05/22/2015

10.3+	Non-Employee Director Compensation Policy.	10-K	001-37418	10.12	06/13/2017

10.4	Amended and Restated Information Sharing and Cooperation Agreement, dated as of June 5, 2018, by and between the Registrant and Roivant Sciences Ltd.	10-Q	001-37418	10.1	08/07/2018

10.5*	License Agreement, dated as of June 5, 2018, by and between the Registrant and Oxford Biomedica (UK) Ltd.	10-Q	001-37418	10.3	08/07/2018

10.6*	Exclusive License Agreement, dated as of December 7, 2018, by and between the Registrant and the University of Massachusetts.	10-Q	001-37418	10.1	02/07/2019

10.7	Amended and Restated Services Agreement, effective as of June 10, 2019, by and among Roivant Sciences, Inc. and the Registrant.	10-K	001-37418	10.21	06/11/2019

10.8	Amended and Restated Services Agreement, effective as of June 10, 2019, by and among Roivant Sciences GmbH and the Registrant.	10-K	001-37418	10.22	06/11/2019

10.9+	Employment Agreement, dated November 4, 2019, by and between Pavan Cheruvu and the Registrant.	8-K	001-37418	10.1	11/08/2019

Exhibit No.	Description of Document	Schedule/Form	File No.	Exhibit No.	Filing Date
10.10+	Employment Agreement, dated November 4, 2019, by and between David Nassif and the Registrant.	8-K	001-37418	10.2	11/08/2019

10.11+	Employment Agreement, dated November 4, 2019, by and between Gavin Corcoran and the Registrant.	8-K	001-37418	10.3	11/08/2019

10.12+	Amended and Restated 2015 Equity Incentive Plan.	S-8 POS	333-244371	10.1	11/13/2020

10.13+	Forms of Option Grant Notice and Option Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-8 POS	333-244371	10.2	11/13/2020

10.14+	Form of Early Exercise Stock Purchase Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-8 POS	333-244371	10.3	11/13/2020

10.15	Sales Agreement, dated as of December 16, 2020, between the Registrant and SVB Leerink LLC.	8-K	001-37418	1.1	12/18/2020

10.16†+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2015 Equity Incentive Plan.

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

† Filed herewith.
+ Indicates management contract or compensatory plan.
* Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.
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

SIO GENE THERAPIES INC.

June 9, 2021	By:	/s/ Pavan Cheruvu
Pavan Cheruvu
Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pavan Cheruvu and David Nassif, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Sio Gene Therapies Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Pavan Cheruvu	Chief Executive Officer and Director	June 9, 2021
Pavan Cheruvu	(Principal Executive Officer)

/s/ David Nassif	Chief Financial Officer and Chief Accounting Officer, General Counsel	June 9, 2021
David Nassif	(Principal Financial Officer and Principal Accounting Officer)

/s/ Frank Torti	Director, Chairman of the Board	June 9, 2021
Frank Torti

/s/ Atul Pande	Director, Lead Independent Director	June 9, 2021
Atul Pande

/s/ Berndt Modig	Director	June 9, 2021
Berndt Modig

/s/ Senthil Sundaram	Director	June 9, 2021
Senthil Sundaram

/s/ Eric Venker	Director	June 9, 2021
Eric Venker

/s/ Kristiina Vuori	Director	June 9, 2021
Kristiina Vuori

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sio Gene Therapies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sio Gene Therapies Inc. (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Clinical Study Accrual

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the estimated costs of research and development activities conducted by third-party service providers, which primarily include activities associated with clinical studies, are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred.

Auditing the Company’s accrual for clinical study costs was complex because information necessary to estimate the accrual is accumulated from third parties, and the Company’s assessment of the completeness of the information is subject to variability and uncertainty. In addition, in certain circumstances, the determination of the nature and amount of services that have been received during the reporting period requires judgment as the timing and pattern of vendor invoicing does not correspond to the level of services provided.

How We Addressed the Matter in Our Audit
To test the clinical study accrual, our audit procedures included, among others, reading a sample of the Company’s agreements with the service providers, including pending amendments, to understand key financial and contractual terms, assessing the impact of these terms on the accrual and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendors’ progress for a sample of clinical studies by making direct inquiries of the Company’s operations personnel overseeing the clinical studies and obtaining information about the service providers’ estimate of costs that had been incurred through March 31, 2021. To evaluate the completeness and valuation of the accrual, we also inspected subsequent invoices received from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.

Iselin, New Jersey
June 9, 2021

SIO GENE THERAPIES INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2021	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$118,986	$80,752
Receivable from sale of long-term investment	4,343	—
Prepaid expenses and other current assets	7,348	2,971
Income tax receivable	1,656	1,707
Total current assets	132,333	85,430
Long-term investment	—	5,871
Other non-current assets	—	46
Long-term restricted cash	1,184	—
Operating lease right-of-use assets	1,152	1,532
Property and equipment, net	478	801
Total assets	$135,147	$93,680
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,341	$4,412
Accrued expenses	9,196	11,319
Current portion of operating lease liabilities	311	889
Current portion of long-term debt	—	15,423
Total current liabilities	10,848	32,043
Operating lease liabilities, net of current portion	932	79
Total liabilities	11,780	32,122
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized, 69,377,567 and 39,526,299 issued and outstanding at March 31, 2021 and March 31, 2020, respectively	1	—
Accumulated other comprehensive income (loss)	335	(55)
Additional paid-in capital	914,100	820,257
Accumulated deficit	(791,069)	(758,644)
Total shareholders’ equity	123,367	61,558
Total liabilities and shareholders’ equity	$135,147	$93,680

The accompanying notes are an integral part of these consolidated financial statements.

SIO GENE THERAPIES INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended March 31,
	2021	2020
Operating expenses:
Research and development expenses
(includes $1,583 and $2,772 of stock-based compensation expense for the years ended March 31, 2021 and 2020, respectively)	$24,903	$47,110
General and administrative expenses
(includes $2,909 and $5,123 of stock-based compensation expense for the years ended March 31, 2021 and 2020, respectively)	17,294	22,061
Total operating expenses	42,197	69,171
Interest expense	799	4,377
Other income	(10,359)	(1,358)
Loss before income tax (benefit) expense	(32,637)	(72,190)
Income tax (benefit) expense	(212)	438
Net loss	$(32,425)	$(72,628)
Net loss per share of common stock — basic and diluted	$(0.62)	$(2.93)
Weighted average shares of common stock outstanding — basic and diluted	52,181,398	24,812,536

The accompanying notes are an integral part of these consolidated financial statements.

SIO GENE THERAPIES INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended March 31,
	2021	2020
Net loss	$(32,425)	$(72,628)
Other comprehensive income (loss):
Foreign currency translation adjustment	390	(966)
Total other comprehensive income (loss)	390	(966)
Comprehensive loss	$(32,035)	$(73,594)

The accompanying notes are an integral part of these consolidated financial statements.

SIO GENE THERAPIES INC.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2019	22,779,891	$—	$741,318	$(686,016)	$911	$56,213
Issuance of shares upon exercise of stock options	11,778	—	86	—	—	86
Shares issued upon settlement of restricted stock units	103,294	—	—	—	—	—
Shares and pre-funded warrants sold in public offering, net of underwriting discounts and commissions and offering expenses of $3.9 million	16,631,336	—	70,810	—	—	70,810
Stock-based compensation expense	—	—	7,895	—	—	7,895
Capital contribution received from Roivant Sciences, Inc.	—	—	148	—	—	148
Foreign currency translation adjustment	—	—	—	—	(966)	(966)
Net loss	—	—	—	(72,628)	—	(72,628)
Balance at March 31, 2020	39,526,299	$—	$820,257	$(758,644)	$(55)	$61,558
Shares issued upon settlement of restricted stock units	187,741	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $4.0 million	29,663,527	1	89,230	—	—	89,231
Stock-based compensation expense	—	—	4,492	—	—	4,492
Capital contribution received from Roivant Sciences, Inc.	—	—	121	—	—	121
Foreign currency translation adjustment	—	—	—	—	390	390
Net loss	—	—	—	(32,425)	—	(32,425)
Balance at March 31, 2021	69,377,567	$1	$914,100	$(791,069)	$335	$123,367

The accompanying notes are an integral part of these consolidated financial statements.

SIO GENE THERAPIES INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(32,425)	$(72,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign currency translation adjustment	390	(966)
Amortization of operating lease right-of-use assets	1,521	1,617
Stock-based compensation expense	4,492	7,895
Depreciation and non-cash amortization	945	1,477
Gains on long-term investment	(11,256)	—
Change in operating lease liabilities	(866)	(1,582)
Other	84	19
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,377)	2,892
Income tax receivable	51	19
Other non-current assets	46	340
Accounts payable	(3,071)	2,710
Accrued expenses	(2,123)	(9,266)
Net cash used in operating activities	(46,589)	(67,473)
Cash flows from investing activities:
Cash proceeds from sale of long-term investment	12,784	—
Purchases of property and equipment	(398)	(255)
Net cash provided by (used in) investing activities	12,386	(255)
Cash flows from financing activities:
Payments on long-term debt	(15,731)	(29,563)
Capital contribution received from Roivant Sciences, Inc.	121	148
Cash proceeds from stock option exercises	—	86
Cash proceeds from issuance of shares of common stock and pre-funded warrants, net of issuance costs	89,231	70,810
Net cash provided by financing activities	73,621	41,481
Net change in cash and cash equivalents and long-term restricted cash	39,418	(26,247)
Cash and cash equivalents—beginning of year	80,752	106,999
Total cash and cash equivalents and long-term restricted cash—end of year	$120,170	$80,752
Cash and cash equivalents—end of year	118,986	80,752
Restricted cash included in long-term assets—end of year	1,184	—
Total cash and cash equivalents and long-term restricted cash—end of year	$120,170	$80,752
Non-cash operating activities:
Operating lease right-of-use assets recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	$1,141	$3,103
Operating lease liabilities recognized upon and since the adoption of ASC 842, Leases, on April 1, 2019	1,141	2,517
Amounts reclassified from other non-current assets to operating lease right-of-use assets upon the adoption of ASC 842, Leases, on April 1, 2019	—	586
Supplemental disclosure of cash paid:
Income taxes	$40	$562
Interest	$465	$4,012
The accompanying notes are an integral part of these consolidated financial statements.

SIO GENE THERAPIES INC.
Notes to Consolidated Financial Statements

Note 1—Description of Business
Sio Gene Therapies Inc. ("Sio"), together with its wholly owned subsidiaries (the "Company"), is a clinical-stage company focused on developing gene therapies for neurodegenerative diseases. The Company is developing a pipeline of innovative product candidates for the treatment of these debilitating diseases, including GM1 gangliosidosis, GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) and Parkinson's disease. The Company is dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need.
Sio is a Delaware corporation, which was originally an exempted limited company incorporated under the laws of Bermuda in October 2014 and was named Axovant Gene Therapies Ltd. ("AGT") from March 2019 until November 2020. During November 2020, the Company completed a corporate transformation, changing its jurisdiction of incorporation from Bermuda to the State of Delaware, changing its name to Sio Gene Therapies Inc., and changing its ticker symbol on The Nasdaq Global Select Market (“Nasdaq”) to “SIOX” (collectively, these events comprise the “Domestication”). The Company continues to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and applicable rules of Nasdaq.
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
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC") and as amended by Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"). These consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.
During November 2020, the historical financial statements and subsidiaries of AGT became the historical financial statements and subsidiaries of Sio upon consummation of the Domestication. As a result, these consolidated financial statements and accompanying notes reflect (i) the historical operating results of AGT and its subsidiaries prior to the Domestication; (ii) the operating results of the Company following the Domestication; and (iii) the Company’s equity structure for all periods presented.
A 1-for-8 reverse stock split of the Company's outstanding common stock was effected in May 2019 as approved by the Company's Board of Directors and a majority of its shareholders. As such, all references to share and per share amounts in these financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse stock split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected.
(B) Going Concern and Management's Plans:
The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Subtopic 205-40, "Presentation of Financial Statements—Going Concern" ("ASC Subtopic 205-40"), which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim consolidated financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires judgment by management. The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company is currently a development stage company, and thus, has not yet achieved profitability. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to develop its gene therapy product candidates and prepares for potential future regulatory approvals and commercialization of its products. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its gene therapy product candidates. The Company's current cash and cash equivalents balance will also not be sufficient to complete all necessary development activities and commercially launch its products.
For the years ended March 31, 2021 and March 31, 2020, the Company incurred net losses of $32.4 million and $72.6 million, respectively. As of March 31, 2021, the Company's cash and cash equivalents totaled $119.0 million and its accumulated deficit was $791.1 million. The Company estimates that its significantly increased current cash and cash equivalents balance, which includes cash proceeds received from its sales agreement with SVB Leerink LLC to sell shares of common stock from time to time through an at-the-market equity offering program, as well as cash proceeds received in connection with the sale of its long-term investment in Arvelle Therapeutics B.V. ("Arvelle"), is sufficient to support operations beyond the twelve month period following the date that these consolidated financial statements were issued, including beyond the expected dates of major upcoming milestones for the Company's AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis. As such, the Company has determined that there is no longer substantial doubt about its ability to continue as a going concern for the one-year period following the date that these consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.
In order to meet the Company's long-term operating requirements, the Company will need, among other things, additional capital resources. The Company continually assesses multiple options to obtain additional funding to support its operations, including proceeds from offerings of its equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete its currently planned development programs. Management can provide no assurances that it can raise a sufficient amount of financing for the Company on favorable terms, if at all.
(C) Use of Estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to certain assets and liabilities, including its research and development accruals, as well as assumptions used to estimate the fair value of its stock option awards, estimate its income tax expense and estimate its ability to continue as a going concern. Specifically, the Company’s assessment of the completeness of the information for research and development accruals is subject to variability and uncertainty. In addition, in certain circumstances, the determination of the nature and amount of research and development services that have been received during the reporting period requires judgment as the timing and pattern of vendor invoicing does not correspond to the level of services provided. The Company estimates the grant date fair value of stock option awards with only time-based vesting requirements using a Black-Scholes valuation model and uses a Monte Carlo Simulation method under the income approach to estimate the grant date fair value of stock option awards with market-based performance conditions. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of March 31, 2021 and through the date of issuance of these audited consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
(D) Risks and Uncertainties:
The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.
(E) Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. At March 31, 2021, substantially all of the cash balances are deposited in 2 banking institutions, each in excess of insured levels.

(F) Cash and Cash Equivalents:
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds.
(G) Property and Equipment:
Property and equipment, consisting of leasehold improvements, furniture and fixtures, computers, software and other office and laboratory equipment, is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is recorded for property and equipment using the straight-line method over the estimated useful lives of the respective assets, generally three to five years, once the asset is installed and placed in service. Amortization of leasehold improvements is recorded over the shorter of the lease term or estimated useful life of the related asset.
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
(I) Research and Development Expense:
Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with final regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Research and development costs primarily consist of intellectual property and research and development materials acquired under license and license and collaboration agreements (see Note 3) and expenses from third parties who conduct research and development activities on behalf of the Company. The Company expenses in-process research and development projects acquired as asset acquisitions which have not reached technological feasibility, and which have no alternative future use.
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

(K) Stock-Based Compensation:
Stock-based awards to employees and directors with only time-based vesting requirements are valued at fair value on the date of grant and that fair value is recognized on a straight-line basis over the requisite service period of the entire award and is included in research and development expense and general and administrative expense in the Company's consolidated statements of operations. The Company values such time-based stock options using the Black-Scholes option pricing model. Certain assumptions are made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, the volatility of the underlying shares and the risk-free interest rate. The expected life of such time-based stock options is calculated using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), and the risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. The expected share price volatility for such time-based stock option awards was estimated partially using weighted average measures of implied volatility and using the average historical price volatility for industry peers.
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
The Company accounts for stock-based payments to nonemployees issued in exchange for services in accordance with ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" based upon the fair value of the equity instruments issued. Compensation expense for stock options issued to nonemployees is calculated using the Black-Scholes option pricing model on the grant date and is recorded over the service performance period.
The Company recognizes forfeitures of awards when they occur.
(L) Net Loss per Share of Common Stock:
Basic net loss per share of common stock is computed by dividing the net loss applicable to shareholders of common stock by the weighted-average number of shares of common stock and 3,301,998 pre-funded warrants (see Note 9(B)) outstanding during the period, without further consideration for potentially dilutive securities. In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per share of common stock is computed by dividing the net loss applicable to shareholders of common stock by the diluted weighted-average number of shares of common stock outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all share of common stock equivalents are deemed anti-dilutive such that basic net loss per share of common stock and diluted net loss per share of common stock are equivalent. Potentially dilutive shares of common stock have been excluded from the diluted net loss per share of common stock computations in all periods presented because such securities have an anti-dilutive effect on net loss per share of common stock due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total shares of common stock outstanding for basic and diluted net loss per share of common stock data. Restricted Stock Units ("RSUs") and stock options outstanding for a total of 3.1 million and 2.3 million shares of common stock were not included in the calculation of diluted weighted-average shares of common stock outstanding for the years ended March 31, 2021 and 2020, respectively, because they were anti-dilutive given the net loss of the Company.
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
The Company's financial instruments include cash and cash equivalents, a receivable from the sale of a long-term investment and long-term restricted cash. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. Cash and the receivable from the sale of a long-term investment are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Long-term restricted cash is stated at its historical carrying amount, which approximates fair value. The carrying value of the Company's money market fund included in cash and cash equivalents of $114.0 million at March 31, 2021 approximated fair value, which is based on quoted prices in active markets for identical securities.
The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at March 31, 2021 in determining such values (in thousands):

	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$114,000	$114,000	$—	$—
(N) Recent Accounting Pronouncements:
In February 2016, the FASB issued ASU No. 2016-02, "Topic 842 — Leases" ("Topic 842"), which requires lessees to recognize on their consolidated balance sheets a liability to make lease payments and a right-of-use asset representing their right to use the underlying asset for the lease term for both finance and operating leases with lease terms greater than twelve months. Topic 842 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. Topic 842 allows entities to choose to use either (i) the effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as the date of initial application. Topic 842 provides a number of optional practical expedients in transition. The Company adopted Topic 842 on April 1, 2019 using the optional modified retrospective transition method. Comparative periods were not restated. For leases that commenced prior to April 1, 2019, the Company elected the following package of practical expedients when assessing the transition impact: (1) not to reassess whether any expired or existing contracts are or contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. The Company also elected to: (1) use the total lease term in its initial incremental borrowing rate calculation; (2) combine its lease and non-lease components and account for them as a single lease component; and (3) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. Upon adoption, the Company recorded corresponding aggregate operating lease right-of-use assets and operating lease liabilities of $3.0 million and $2.4 million, respectively, including $0.6 million of prepaid rent previously classified within other non-current assets in the Company's consolidated balance sheet that was reclassified to operating lease right-of-use assets. The adoption of the new standard did not materially impact the Company's consolidated results of operations and cash flows and did not have an impact on the Company's beginning accumulated deficit balance. For additional information regarding the Company's leases, see Note 5 for further information regarding the impact of the Company's adoption of Topic 842.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU No. 2016-13"). ASU 2016-13 requires that financial assets measured at amortized cost, such as loans, accounts and trade receivables and investments, be represented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. ASU No. 2016-13 requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief", which allows for a transition election on certain instruments and is effective for Small Reporting Companies for fiscal years beginning after December 15, 2022 and interim periods in those fiscal years. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments — Credit Losses", which amends certain aspects of ASU NO. 2016-13, including transition relief for trouble debt restructuring, among other topics. While the Company does not expect the adoption of this guidance to materially impact the Company's consolidated financial statements and related disclosures because it does not currently have any investments or trade receivables and the receivable from the sale of a long-term investment outstanding at March 31, 2021 was collected in May 2021, the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.
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
In August 2020, the FASB issued ASU No. 2020-06, "Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU No. 2020-06"). ASU No. 2020-06 simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under ASU No. 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. ASU No. 2020-06 also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted earnings or loss per share. The provisions of ASU No. 2020-06 are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. While the Company does not expect the adoption of ASU No. 2020-06 to materially impact the Company's consolidated financial statements and related disclosures because it does not currently maintain any debt instruments accounted for in accordance with ASC Subtopic 470-20, "Debt — Debt with Conversion and Other Options" or instruments accounted for as derivatives in accordance with ASC Subtopic 815-40, "Derivatives and Hedging — Contracts in Entity's Own Equity", and the Company also currently includes outstanding pre-funded warrants in the computation of basic net loss per share (see Note 2(L)), the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.
In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options" ("ASU No. 2021-04"). ASU No. 2021-04 provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options. To the extent applicable, issuers first reference other U.S. GAAP to account for the effect of the modification. In the absence of other U.S. GAAP, ASU No. 2021-04 clarifies whether to account for the effect as an adjustment to equity, and the related EPS implications, or as an expense, and if so the manner and pattern of recognition. The provisions of ASU No. 2021-04 are effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. While the Company does not expect the adoption of ASU No. 2021-04 to materially impact the Company's consolidated financial statements and related disclosures because it does not currently anticipate modifications to its outstanding equity-classified written call options, the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.

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
(A) The University of Massachusetts Medical School Exclusive License Agreement:
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
In addition, the Company could be obligated to make payments to UMMS totaling up to $24.5 million upon the achievement of specified development and regulatory milestones, including development and regulatory milestones of $1.0 million and $1.0 million that were achieved in February 2019 and October 2019, respectively, and that were paid during the fiscal year ended March 31, 2020, and up to $39.8 million upon the achievement of specified commercial milestones. The Company is also obligated to pay UMMS tiered mid-single digit royalties based on yearly net sales of the licensed products, subject to a specified annual minimum amount. Additionally, the Company will pay UMMS a percentage of any revenues it receives from any third-party sublicenses to licensed products at rates ranging in the mid-single digits to mid-teens.
Excluding development and regulatory milestones achieved, the Company incurred a total of $6.9 million and $8.8 million of program-specific costs related to its AXO-AAV-GM1 and AXO-AAV-GM2 programs within research and development expenses in its consolidated statements of operations during the years ended March 31, 2021 and March 31, 2020, respectively. The Company paid a total of $29 thousand and $3.0 million to UMMS during the years ended March 31, 2021 and March 31, 2020, respectively, including payments for development and regulatory milestones achieved.
The UMMS Agreement expires upon the expiration of the Company's obligations to make royalty payments to UMMS, which continues until the later of the expiration of licensed patents and any applicable orphan designation exclusivity and 10 years after the first commercial sale of the licensed products. Upon such expiration, the licenses granted to the Company by UMMS will automatically convert to perpetual, irrevocable, worldwide royalty-free licenses. The Company has the right to terminate the UMMS Agreement at any time upon 90 days' advance written notice to UMMS. Either party may terminate the UMMS Agreement for the other party's uncured material breach upon 60 days' advance written notice, including in the event that UMMS reasonably determines the Company has not fulfilled its diligence obligations.

(B) Oxford Biomedica License Agreement:
In 2018, the Company entered into an exclusive license agreement (the "Oxford Agreement") with Oxford Biomedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. Under the terms of the Oxford Agreement, the Company could be obligated to make payments to Oxford totaling up to $55.0 million upon the achievement of specified development milestones, including certain development milestones that were achieved in April 2019 that resulted in a $13.0 million net payment due to Oxford that was paid during the year ended March 31, 2020, and up to $757.5 million upon the achievement of specified regulatory and sales milestones. The Company will also be obligated to pay Oxford a tiered royalty from 7% to 10%, based on yearly aggregate net sales of the underlying gene therapy products, subject to specified reductions upon the occurrence of certain events as set forth in the Oxford Agreement. These royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country.
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
Excluding development milestones achieved, the Company incurred $5.7 million and $9.2 million of AXO-Lenti-PD program-specific costs within research and development expenses in its consolidated statement of operations during the years ended March 31, 2021 and March 31, 2020, respectively. The Company paid a total of $3.5 million and $15.2 million to Oxford during the years ended March 31, 2021 and March 31, 2020, respectively, including payments for development milestones achieved.
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
(C) Benitec Biopharma License and Collaboration Agreement:
In July 2018, the Company entered into a license and collaboration agreement (the "Benitec Agreement") with Benitec Biopharma Limited ("Benitec"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Benitec to develop and commercialize investigational gene therapy AXO-AAV-OPMD and related gene therapy products (collectively, the "AXO-AAV-OPMD Program") for all diseases and conditions. The Company terminated the Benitec Agreement in its entirety, effective September 3, 2019. The Company incurred $1.8 million of AXO-AAV-OPMD Program-specific costs within research and development expenses in its consolidated statement of operations and paid a total of $2.8 million to Benitec during the year ended March 31, 2020.

Note 4—Investment in Arvelle Therapeutics B.V.
On February 13, 2019, the Company entered into a share subscription agreement (the "Subscription Agreement") to purchase up to approximately 8.1 million shares of nonredeemable convertible preferred stock of Arvelle Therapeutics B.V. in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by the Company to Arvelle. The Company accounted for its investment in Arvelle in accordance with the provisions of ASC 321, "Investments - Equity Securities", and elected to use the measurement alternative therein. The first closing under the Subscription Agreement occurred on February 25, 2019 with the Company purchasing approximately 5.9 million nonredeemable convertible preferred shares of Arvelle, which was initially recorded at a fair value of $5.9 million and was capitalized as a long-term investment in the Company's consolidated balance sheet and recorded to other non-operating income in its consolidated statement of operations. The Company also received the right to purchase up to approximately 2.2 million additional nonredeemable convertible preferred shares of Arvelle at a price of €0.00001 per share upon a potential future second closing under the Subscription Agreement. In May 2020, the Company fully exercised this right and purchased the approximately 2.2 million additional nonredeemable convertible preferred shares upon the closing of the second financing under the Subscription Agreement, which was recorded at a fair value of $2.2 million and was capitalized as a long-term investment in the Company's consolidated balance sheet and recorded to other non-operating income in the Company's consolidated statement of operations. In February 2021, the Company sold its investment in Arvelle to a third party as part of that third party's cash acquisition of all of the outstanding equity of Arvelle. In exchange, the Company received an upfront payment of approximately $11.6 million,in addition to a future payment to be received of approximately $1.2 million that is being held in escrow until August 2022 and that was recorded to long-term restricted cash in the Company's consolidated balance sheet at March 31, 2021, as well as the right to receive up to an additional total of $7.0 million in potential future regulatory and sales milestone payments (collectively, the "Arvelle Sale"). The Company recorded a net gain of approximately $4.7 million to other non-operating income in the Company's consolidated statement of operations upon the closing of the Arvelle Sale in February 2021, as well as a gain of approximately $4.3 million recorded to other non-operating income in the Company's consolidated statement of operations and to receivable from sale of long-term investment in its consolidated balance sheet upon the achievement of a regulatory milestone in March 2021.
Note 5—Leases
The Company adopted the provisions of Topic 842 on April 1, 2019 using the effective date as its date of initial application and applied the optional modified retrospective transition method. Comparative periods were not restated. For leases that commenced prior to April 1, 2019, the Company elected the following package of practical expedients when assessing the transition impact: (i) not to reassess whether any expired or existing contracts are or contain leases; (ii) not to reassess the lease classification for any expired or existing leases; and (iii) not to reassess initial direct costs for any existing leases. The Company also elected to: (i) use the total lease term in its initial incremental borrowing rate calculation; (ii) combine its lease and non-lease components and account for them as a single lease component; and (iii) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. Upon adoption, the Company recorded corresponding aggregate operating lease right-of-use assets and operating lease liabilities of $3.0 million and $2.4 million, respectively, including $0.6 million of prepaid rent previously classified within other non-current assets in the Company’s consolidated balance sheet that was reclassified to operating lease right-of-use assets. Operating right-of-use assets and obligations were recognized based on the present value of remaining lease payments over the lease term using an incremental borrowing rate of 12.9% upon adoption. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates were used based on the information available at the adoption date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. Leases with an initial term of 12 months or less are not recorded within the Company's balance sheet. In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.
In August 2020, the Company entered into a lease agreement for an office facility in New York, New York that commenced in December 2020 and ends in June 2026. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of approximately $1.1 million, net of expected abatement, based on the present value of payments over the lease term using an incremental borrowing rate of 8.9%. The Company also leases an office facility in Durham, North Carolina with a lease term ending in November 2022, and the Company had leased other office facilities in New York, New York and Princeton, New Jersey with lease terms that ended in January 2021 and October 2020, respectively. Each of these leases are or were, as applicable, classified as an operating lease in accordance with the provisions of Topic 842. The aggregate weighted-average remaining payment term, aggregate weighted-average remaining lease term and aggregate weighted-average discount rate were 5.0 years, 5.1 years and 9.2%, respectively, for the Company's contractual rent obligations for its operating leases as of March 31, 2021.

During the years ended March 31, 2021 and March 31, 2020, the Company incurred $1.6 million and $1.8 million, respectively, of rent expense associated with contractual rent obligations for its operating leases. During the years ended March 31, 2021 and March 31, 2020, the Company paid $0.9 million and $1.8 million, respectively, related to its contractual rent obligations. The following table provides a reconciliation of the Company's remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of March 31, 2021 (in thousands):

Year Ending March 31,	Amount
2022	$327
2023	272
2024	295
2025	303
2026	311
Thereafter	53
Total undiscounted payments	1,561
Less: present value adjustment	(318)
Present value of future payments	$1,243
Note 6—Accrued Expenses
As of March 31, 2021 and 2020, accrued expenses consisted of the following (in thousands):

	March 31, 2021	March 31, 2020

Research and development expenses	$6,091	$6,951
Bonuses and other compensation expenses	2,331	2,521
Legal expenses	15	704
Other expenses	759	1,143
Total accrued expenses	$9,196	$11,319
Note 7—Long-term Debt
In February 2017, the Company and certain of its subsidiaries (the "Borrowers") entered into a loan and security agreement (as amended in May 2017, September 2017 and November 2019) with Hercules Capital, Inc. ("Hercules") (the "Loan Agreement"), under which the Borrowers borrowed an aggregate of $55.0 million (the "Term Loan"). The Term Loan had a scheduled maturity date of March 1, 2021. The Term Loan initially bore interest at a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 10.55%, which was subsequently changed in connection with the November 2019 amendment of the Loan Agreement to a variable per annum rate calculated for any day as the greater of either (i) the prime rate plus 6.80%, and (ii) 11.55%. The Borrowers were initially obligated to make monthly payments of accrued interest under the Loan Agreement until September 2018, followed by monthly installments of principal and interest from October 2018 until March 2021. Subsequent to the November 2019 amendment of the Loan Agreement, the Borrowers were obligated to make monthly payments of accrued interest from December 2019 until August 2020, followed by monthly installments of principal and interest from September 2020 until March 2021. Prepayment of the Term Loan was subject to penalty. The Company prepaid 50%, or approximately $15.7 million, of outstanding principal due without penalty in connection with the November 2019 amendment of the Loan Agreement, which was accounted for as a modification of debt in accordance with applicable accounting guidance. In April 2020, the Company prepaid $15.7 million of outstanding principal, together with $0.3 million of accrued interest, fees and other amounts, due under the Loan Agreement with Hercules, which was accounted for as an extinguishment of debt with a corresponding loss of approximately $0.5 million recorded to interest expense during the year ended March 31, 2021. In connection with the prepayment, the credit facility and the Loan Agreement with Hercules were terminated, and all obligations, liens and security interests under the Loan Agreement were released, discharged and satisfied.

Note 8—Related Party Transactions
(A) Services Agreements:
The Company has entered into services agreements with Roivant Sciences, Inc. ("RSI") and Roivant Sciences GmbH (collectively, the "Service Providers"), each a wholly owned subsidiary of RSL, pursuant to which the Service Providers provide the Company with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to the Company's development, administrative and financial functions (the "Services Agreements"). Under the terms of the Services Agreements, the Company is obligated to pay or reimburse the Service Providers for the costs they, or third parties acting on their behalf, incur in providing services to the Company, including administrative and support services as well as research and development services. In addition, the Company is obligated to pay to the Service Providers at a predetermined mark-up on any general and administrative and research and development services incurred directly by the Service Providers. Under the terms of the Services Agreements, the Service Providers have agreed to indemnify the Company and its officers, employees and directors against all losses arising out of, due to or in connection with the provision of services (or the failure to provide services) under the Services Agreements, subject to certain limitations set forth in the Service Agreements. In addition, the Company has agreed to indemnify the Service Providers and their respective affiliates and officers, employees and directors against all losses arising out of, due to or in connection with the receipt of services under the Services Agreements, subject to certain limitations set forth in the Services Agreements. Such indemnification obligations will not exceed the payments made by the Company under the Services Agreements for the specific service that allegedly caused or was related to the losses during the period in which such alleged losses were incurred. The term of each of the services agreements will continue until terminated upon 90 days’ written notice by any party with respect to the services such party provides or receives thereunder. For the years ended March 31, 2021 and 2020, the Company incurred expenses of $0.1 million and $0.1 million, respectively, under the Services Agreements, inclusive of the mark-up, which have been treated as capital contributions (see Note 9(B)).
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
(C) RSL Financing Participation:
In February 2020, the Company issued and sold 16,631,336 shares of common stock and pre-funded warrants to purchase up to 3,301,998 shares of common stock in a follow-on public offering, including 2,600,000 shares of common stock sold pursuant to the exercise of the underwriters’ option to purchase additional shares and also including 5,333,333 shares of common stock issued and sold to RSL, at an offering price of $3.75 per share of common stock and $3.74999 per pre-funded warrant. The net proceeds to the Company were approximately $70.8 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 9(B)).

Note 9—Stockholders’ Equity
(A) Overview:
Sio's Certificate of Incorporation filed with the State of Delaware on November 12, 2020 authorizes the issuance of up to a total of 1,010,000,000 shares, of which 1,000,000,000 shares are common stock with a par value of $0.00001 per share and 10,000,000 shares are preferred stock with a par value of $0.00001 per share. A 1-for-8 reverse stock split of the Company's outstanding common stock was effected in May 2019 as approved by the Company's Board of Directors and a majority of its shareholders. As such, all references to share and per share amounts in these consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse stock split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected. The reverse stock split reduced the number of the Company's shares of common stock issued and outstanding from approximately 182.2 million to 22.8 million as of March 31, 2019.
(B) Transactions:
During the years ended March 31, 2021 and March 31, 2020, expenses of $0.1 million and $0.1 million, respectively, of expenses were incurred by RSI on behalf of the Company and were recorded as capital contributions (see Note 8(A)).
In February 2020, the Company issued and sold 16,631,336 shares of common stock and pre-funded warrants to purchase up to 3,301,998 shares of common stock in a follow-on public offering, including 2,600,000 shares of common stock sold pursuant to the exercise of the underwriters’ option to purchase additional shares and also including 5,333,333 shares of common stock issued and sold to RSL, at an offering price of $3.75 per share of common stock and $3.74999 per pre-funded warrant. The net proceeds to the Company were approximately $70.8 million, after deducting underwriting discounts and commissions and offering expenses incurred (see Note 8(C)). The pre-funded warrants do not expire and are immediately exercisable except that the pre-funded warrants cannot be exercised by the holder if, after giving effect thereto, the holder would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The pre-funded warrants are classified as equity in accordance with ASC 480, "Distinguishing Liabilities from Equity", and the fair value of the pre-funded warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. As of March 31, 2021, none of the pre-funded warrants had been exercised.
During the year ended March 31, 2021, the Company engaged SVB Leerink LLC as its agent to sell shares of the Company's common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC receives compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common stock sold. As of March 31, 2021, the Company sold approximately 29.7 million shares of its common stock for total proceeds of approximately $90.5 million, net of brokerage fees, under this program, and subsequent to March 31, 2021, the Company has sold approximately 0.2 million shares of its common stock for total proceeds of approximately $0.5 million, net of brokerage fees (see Note 14).
Note 10—Stock-Based Compensation
(A) Amended and Restated 2015 Equity Incentive Plan:
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017 and was further amended and restated by the Company's Board of Directors in October 2020 (the "2015 Plan"). A 1-for-8 reverse stock split of the Company's outstanding common stock was effected on in 2019 as approved by the Company's Board of Directors and a majority of its shareholders. As such, all references to share and per share amounts in these consolidated financial statements and accompanying notes have been retroactively restated to reflect the 1-for-8 reverse stock split, except for the authorized number of shares of the Company's common stock and the par value per share, which were not affected. The reverse stock split reduced each of (i) the number of shares authorized for issuance from 24.8 million to 3.1 million, (ii) the number of shares available for issuance from 8.4 million to 1.0 million, and (iii) the number of options outstanding from 15.4 million to 1.9 million under the 2015 Plan as of March 31, 2019. In April 2019 and April 2020, the number of shares of common stock authorized for issuance under the 2015 Plan increased automatically by 0.9 million and 1.6 million, respectively, in accordance with the terms of the 2015 Plan. At March 31, 2021, totals of 5.6 million shares of common stock were authorized for issuance and 2.0 million shares of common stock were available for future issuance under the 2015 Plan.

(B) Stock Options:
Stock options granted under the 2015 Plan provide option holders, if approved by the Board of Directors, the right to exercise their options prior to vesting. In the event that an option holder exercises the unvested portion of any option, such unvested portion will be subject to a repurchase option held by the Company at the lower of (i) the fair market value of its common stock on the date of repurchase and (ii) the exercise price of the options. Any shares of common stock underlying such unvested portion will continue to vest in accordance with the original vesting schedule of the option.
Time-based stock options granted to the Company's employees vest over a period of four years with 25% of the shares of common stock underlying the option vesting on the first anniversary of the vesting commencement date and the remainder vesting in 12 quarterly installments thereafter, subject to continuing service. Initial stock options granted to the Company's non-employee directors vest in equal installments on the first, second and third anniversaries of the vesting commencement date, and stock options subsequently granted annually to the Company's non-employee directors vest fully on the first anniversary of the vesting commencement date, each subject to continuous service. Stock options granted to employees during the year ended March 31, 2020 include options with market-based performance conditions to purchase 0.4 million shares of common stock with a weighted average exercise price of $8.07 per share and a corresponding total estimated grant date fair value of $1.2 million, which was estimated using Monte Carlo Simulation method under the income approach. The Company did not grant any market-based performance stock options during the year ended March 31, 2021. At March 31, 2021, options with market-based performance conditions to purchase 0.4 million shares of common stock at a weighted average exercise price of $8.87 per share were outstanding. The market-based performance options vest based on the trading price for the Company's shares of common stock exceeding certain closing price thresholds.
The Company estimated the fair value of each time-based stock option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions during the years ended March 31, 2021 and March 31, 2020, as follows:

	Years Ended March 31,
	2021	2020
Expected stock price volatility	109.5%	78.9%
Expected risk free interest rate	0.43%	2.30%
Expected term, in years	6.11	6.13
Expected dividend yield	—%	—%
The Company estimated the grant date fair value of each market-based performance stock option granted during the year ended March 31, 2020 using a Monte Carlo Simulation method under the income approach by applying the following assumptions:

Expected share price volatility	73.6 - 74.3%
Contractual term, in years	10
The following table presents a summary of stock option activity and data under the 2015 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2019	1,919,158	$34.09	$49.35	6.86	$1,569,809
Granted	1,541,672	8.12	4.96
Exercised	(11,778)	7.20	114.40		2,972
Forfeited	(1,440,317)	33.99	50.32
Options outstanding at March 31, 2020	2,008,735	$14.39	$13.87	8.33	$—
Granted	434,775	3.72	3.07
Exercised	—	—	—		—
Forfeited	(347,967)	13.92	15.84
Options outstanding at March 31, 2021	2,095,543	$12.26	$11.30	7.90	$—
Options vested and expected to vest at March 31, 2021	2,095,543	$12.26	$11.30	7.90	$—
Options exercisable at March 31, 2021	1,571,191	$14.77	$13.78	7.59	$—

During the years ended March 31, 2021 and March 31, 2020, the total grant date fair values of options that vested under the 2015 Plan were $3.5 million and $3.8 million, respectively. At March 31, 2021 under the 2015 Plan, vested options to purchase a total of 0.9 million shares of common stock were outstanding, with no options with market-based performance conditions vested and outstanding.
(C) Restricted Stock Units:
Of the total number of RSUs granted in September 2019 representing approximately 0.3 million shares of the Company's common stock, one-half vested on January 31, 2020 and the remaining one-half vested on July 31, 2020, subject to continuing service. All other RSUs granted during the years ended March 31, 2021 and March 31, 2020 vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service.
The following table presents a summary of restricted stock unit activity and data under the 2015 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at March 31, 2019	—	$—
Granted	369,577	7.50
Vested and settled	(103,294)	7.77
Forfeited	(18,420)	7.77
RSUs outstanding at March 31, 2020	247,863	$7.37
Granted	1,247,850	3.37
Vested and settled	(187,741)	7.68
Forfeited	(281,756)	3.95
RSUs outstanding at March 31, 2021	1,026,216	$3.39
During the years ended March 31, 2021 and March 31, 2020, the total grant date fair values of RSUs that vested under the 2015 Plan were $1.0 million and $1.2 million, respectively. All 1.0 million of the RSUs outstanding at March 31, 2021 were unvested, and approximately 0.2 million of the RSUs outstanding at March 31, 2020 were unvested.
(D) Stock-based Compensation Expense:
The Company recorded total stock-based compensation expense of $4.4 million and $7.0 million for the years ended March 31, 2021 and March 31, 2020, respectively, related to options and RSUs granted to its employees and directors, excluding stock-based compensation expense allocated to the Company from RSL (see Note 10(E)). At March 31, 2021, total unrecognized compensation expense for unvested outstanding option and RSU equity awards of the Company's common stock granted to its employees and directors under the 2015 Plan was $6.2 million, which is expected to be recognized over the remaining weighted-average service period of 2.16 years.
(E) RSL Common Share Awards and Options:
Certain employees of the Company, as well as certain employees of RSL and certain of its subsidiaries, have been granted RSL common share awards and options for which stock-based compensation expense is allocated to the Company from RSL. The Company recorded such total allocated stock-based compensation expense of $0.1 million and $0.9 million during the years ended March 31, 2021 and March 31, 2020, respectively.

Note 11—Income Taxes
The loss before income taxes and the related tax expense are as follows (in thousands):

	Year ended March 31, 2021	Year ended March 31, 2020
Loss before income taxes:
United States	$(17,382)	$(4,403)
Switzerland (1)	(11,978)	(62,520)
Bermuda (2)	(3,177)	(5,216)
Other (3)	(100)	(51)
Total loss before income taxes	$(32,637)	$(72,190)
Current taxes:
United States	$(212)	$403
Switzerland (1)	—	—
Bermuda (2)	—	—
Other (4)	—	35
Total current tax expense	(212)	438
Deferred taxes:
United States	—	—
Switzerland (1)	—	—
Bermuda (2)	—	—
Other (3)	—	—
Total deferred tax expense	—	—
Total income tax expense	$(212)	$438

(1) Wholly-owned subsidiary, Axovant Sciences GmbH.
(2) Bermuda entity was centrally controlled and managed in the United Kingdom.
(3) Wholly-owned subsidiaries, Axovant Holdings Limited (United Kingdom) and Sio Europe Limited (Ireland).
(4) Includes state income tax expense.
A reconciliation of income tax benefit computed at the U.S/Bermuda statutory rate to income tax (benefit) expense reflected in the financial statements is as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2021		March 31, 2020
	$	%	$	%
Income tax benefit at federal statutory rate	$(6,854)	21.00%	$—	—%
Foreign rate differential (1)	1,118	(3.43)	(17,268)	23.92
Nondeductible/nontaxable items	(1,823)	5.59	766	(1.06)
Valuation allowance	10,749	(32.94)	16,759	(23.21)
Research and development credit	(914)	2.80	(615)	0.85
Research and development true-up	(301)	0.92	(285)	0.39
Deferred adjustments	2,139	(6.55)	1,068	(1.48)
Restructuring	(4,108)	12.59	—	—
Other	(218)	0.67	13	(0.02)
Total income tax (benefit) expense	$(212)	0.65%	$438	(0.61)%
(1) Primarily related to current tax on United States operations including permanent and temporary differences, Swiss net operating losses and United Kingdom taxation of the parent company.

Until November 12, 2020, the Company was not subject to taxation under the laws of Bermuda since AGT was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. Since November 12, 2020, when Sio was incorporated in the State of Delaware in connection with the Domestication (see Note 1), the Company is subject to taxation under the laws of the United States of America. The Company's provision for income taxes is primarily federal, state and local taxes in the United States. The Company's effective tax rates of 0.65% and (0.61)% for the years ended March 31, 2021 and March 31, 2020, respectively, differ from the U.S. federal statutory rate of 21% and the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, stock compensation deductions and a valuation allowance that effectively eliminates the Company's net deferred tax assets.
On March 27, 2020, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company's history of losses, the CARES Act is not expected to have a material impact on its income tax positions.
As of March 31, 2021, the Company had an aggregate tax receivable of $1.7 million from various federal, state and local jurisdictions. Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2021 and 2020 are as follows (in thousands):

	March 31, 2021	March 31, 2020
Deferred tax assets:
Net operating loss	$154,877	$160,319
Research tax credits	11,798	10,782
Stock-based compensation	8,341	10,738
Intangibles	8,747	6,738
Lease liability	257	206
Other	51	78
Subtotal	184,071	188,861
Valuation allowance	(183,703)	(187,762)
Deferred tax liabilities:
Right of use	(250)	(334)
Other	(118)	(765)
Total net deferred tax assets	$—	$—
The Company had net operating losses in the United States, Switzerland, the United Kingdom and Ireland in the amounts of $3.2 million, $1.18 billion, $150 thousand and $77 thousand, respectively, as of March 31, 2021. The United States federal net operating loss can be carried forward indefinitely with utilization limited to 80% of future taxable income for tax years beginning after January 1, 2021. The Switzerland net operating loss will begin to expire as of March 31, 2025. The United Kingdom net operating loss can be carried forward indefinitely with an annual limitation on utilization. As of March 31, 2021, the Company has federal research and development carryforwards of approximately $11.8 million. If not utilized, the research and development credit carryforwards will start to expire in 2038.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company's cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a full valuation allowance of $183.7 million as of March 31, 2021, representing the portion of the deferred tax asset that is not more likely than not to be realized. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.
As of March 31, 2021, the Company does not have unremitted earnings from foreign subsidiaries. The potential tax implications of the repatriation of unremitted earnings are driven by the facts at the time of distribution; however, due to U.S. tax reform and the Company’s current accumulated earnings deficit, the incremental cost to repatriate earnings is not expected to be material.

The Company is subject to tax and files income tax returns in the United Kingdom, Switzerland, Ireland and the United States federal and United States state and local jurisdictions. The Company is subject to tax examinations for tax years ended March 31, 2016 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. There are no unrecognized tax benefits recorded as of March 31, 2021.
Note 12—Commitments and Contingencies
As of March 31, 2021, the Company had entered into commitments under the UMMS Agreement (see Note 3(A)), the Oxford Agreement (see Note 3(B)), the Services Agreements with certain of RSL's wholly owned subsidiaries (see Note 8(A)) and agreements to rent office space (see Note 5). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- or 60-days' written notice, unless otherwise indicated. Further, certain of the Company's manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.
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
Note 13—Selected Quarterly Financial Data (Unaudited)
The following table presents selected quarterly financial data for the years ended March 31, 2021 and March 31, 2020 (in thousands, except per share amounts):

	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2020	2020	2020	2021	2019	2019	2019	2020
Research and development expenses	$5,194	$5,058	$6,407	$8,244	$21,090	$6,833	$8,267	$10,920
General and administrative expenses	4,640	4,491	4,198	3,965	6,468	5,051	5,409	5,133
Total operating expenses	9,834	9,549	10,605	12,209	27,558	11,884	13,676	16,053
Net loss	(8,594)	(9,984)	(10,516)	(3,331)	(28,057)	(13,884)	(14,039)	(16,648)
Net loss per share attributable to shareholders of common stock - basic and diluted	$(0.20)	$(0.21)	$(0.20)	$(0.05)	$(1.23)	$(0.61)	$(0.62)	$(0.54)
Note 14—Subsequent Events
Subsequent to March 31, 2021, the Company has sold approximately 0.2 million shares of its common stock for total proceeds of approximately $0.5 million, net of brokerage fees, through SVB Leerink LLC as placement agent.