Form 10-Q
period 2021-06-30
Sio Gene Therapies Inc.
filed 2021-08-12
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
or
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
N/A

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common stock, $0.00001 par value per share, on August 10, 2021, was 72,941,507.

SIO GENE THERAPIES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

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
•We are heavily dependent on the success of our gene therapy product candidates, which are still in early stages of clinical development. If we are unable to successfully develop and commercialize any of our product candidates, our business will be harmed.
•We may be required to continue to make significant payments to third parties under the agreements pursuant to which we acquired our gene therapy product candidates.
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
The summary risk factors described above should be read together with the text of the full risk factors below, in the section titled “Risk Factors” in Part II, Item 1A. and the other information set forth in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also harm our business, financial condition, results of operations and future growth prospects.

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
SIO GENE THERAPIES INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$110,976	$118,986
Receivable from sale of long-term investment	—	4,343
Prepaid expenses and other current assets	6,276	7,348
Income tax receivable	1,681	1,656
Total current assets	118,933	132,333
Long-term restricted cash	1,184	1,184
Operating lease right-of-use assets	1,103	1,152
Property and equipment, net	595	478
Total assets	$121,815	$135,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$937	$1,341
Accrued expenses	6,389	9,196
Current portion of operating lease liabilities	269	311
Total current liabilities	7,595	10,848
Operating lease liabilities, net of current portion	921	932
Total liabilities	8,516	11,780
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized, 69,639,509 and 69,377,567 issued and outstanding at June 30, 2021 and March 31, 2021, respectively	1	1
Additional paid-in capital	915,900	914,100
Accumulated deficit	(802,939)	(791,069)
Accumulated other comprehensive income	337	335
Total stockholders’ equity	113,299	123,367
Total liabilities and stockholders’ equity	$121,815	$135,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2021	2020
Operating expenses:
Research and development expenses
(includes stock-based compensation expense of $432 and $563 for the three months ended June 30, 2021 and 2020, respectively)	$8,058	$5,194
General and administrative expenses
(includes stock-based compensation expense of $889 and $1,027 for the three months ended June 30, 2021 and 2020, respectively)	3,859	4,640
Total operating expenses	11,917	9,834
Other (income) expenses:
Interest expense	1	796
Other income	(20)	(2,066)
Loss before income tax (benefit) expense	(11,898)	(8,564)
Income tax (benefit) expense	(28)	30
Net loss	$(11,870)	$(8,594)
Net loss per share of common stock — basic and diluted	$(0.16)	$(0.20)
Weighted-average shares of common stock outstanding — basic and diluted	72,861,870	43,287,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2021	2020
Net loss	$(11,870)	$(8,594)
Other comprehensive income:
Foreign currency translation adjustment	2	44
Total other comprehensive income	2	44
Comprehensive loss	$(11,868)	$(8,550)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2020	39,526,299	$—	$820,257	$(758,644)	$(55)	$61,558
Shares issued upon settlement of restricted stock units	53,653	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.5 million	1,393,428	—	3,930	—	—	3,930
Stock-based compensation expense	—	—	1,590	—	—	1,590
Capital contribution received from affiliate	—	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	—	44	44
Net loss	—	—	—	(8,594)	—	(8,594)
Balance at June 30, 2020	40,973,380	$—	$825,830	$(767,238)	$(11)	$58,581

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2021	69,377,567	$1	$914,100	$(791,069)	$335	$123,367
Shares issued upon settlement of restricted stock units	82,542	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.0 million	179,400	—	479	—	—	479
Stock-based compensation expense	—	—	1,321	—	—	1,321
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(11,870)	—	(11,870)
Balance at June 30, 2021	69,639,509	$1	$915,900	$(802,939)	$337	$113,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,870)	$(8,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign currency translation adjustment	2	44
Amortization of operating lease right-of-use assets	49	427
Stock-based compensation expense	1,321	1,590
Depreciation and non-cash amortization	61	492
Gain on long-term investment	—	(2,184)
Change in operating lease liabilities	(53)	(432)
Other	2	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,072	(1,027)
Income tax receivable	(25)	(10)
Accounts payable	(404)	(1,442)
Accrued expenses	(2,807)	(2,370)
Net cash used in operating activities	(12,652)	(13,503)
Cash flows from investing activities:
Cash proceeds from sale of long-term investment	4,343	—
Purchases of property and equipment	(180)	(19)
Net cash provided by (used in) investing activities	4,163	(19)
Cash flows from financing activities:
Payments on long-term debt	—	(15,731)
Capital contributions received from affiliate	—	53
Cash proceeds from issuance of shares of common stock, net of issuance costs	479	3,930
Net cash provided by (used in) financing activities	479	(11,748)
Net change in cash and cash equivalents and long-term restricted cash	(8,010)	(25,270)
Total cash and cash equivalents and long-term restricted cash—beginning of period	120,170	80,752
Total cash and cash equivalents and long-term restricted cash—end of period	$112,160	$55,482
Cash and cash equivalents —beginning of period	118,986	80,752
Restricted cash included in long-term assets—beginning of period	1,184	—
Total cash and cash equivalents and long-term restricted cash—beginning of period	$120,170	$80,752
Cash and cash equivalents—end of period	110,976	55,482
Restricted cash included in long-term assets—end of period	1,184	—
Total cash and cash equivalents and long-term restricted cash—end of period	$112,160	$55,482

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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the "Annual Report"), filed with the SEC on June 9, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022, for any other interim period, or for any other future year.
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
For the three months ended June 30, 2021 and the fiscal year ended March 31, 2021, the Company incurred net losses of $11.9 million and $32.4 million, respectively. As of June 30, 2021, the Company’s cash and cash equivalents totaled $111.0 million and its accumulated deficit was $802.9 million. The Company estimates that its current cash and cash equivalents balance is sufficient to support operations beyond the twelve month period following the date that these unaudited condensed consolidated financial statements were issued, including beyond the expected dates of major upcoming milestones for the Company's AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis. As such, the Company does not have substantial doubt about its ability to continue as a going concern for the one-year period following the date that these unaudited condensed consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.
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
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of June 30, 2021 and through the date of issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

(D) Net Loss per Share of Common Stock:
Basic net loss per share of common stock is computed by dividing the net loss applicable to shareholders of common stock by the weighted-average number of shares of common stock and 3,301,998 pre-funded warrants (see Note 7(B) and Note 10) outstanding during the period, without further consideration for potentially dilutive securities. In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per share of common stock is computed by dividing the net loss applicable to shareholders of common stock by the diluted weighted-average number of shares of common stock outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per share of common stock and diluted net loss per share of common stock are equivalent. Potentially dilutive shares of common stock have been excluded from the diluted net loss per share of common stock computations in all periods presented because such securities have an anti-dilutive effect on net loss per share of common stock due to the Company’s net loss. Restricted Stock Units ("RSUs") and stock options outstanding for a total of 5.6 million and 3.2 million shares of common stock were not included in the calculation of diluted weighted-average shares of common stock outstanding for the three months ended June 30, 2021 and June 30, 2020, respectively, because they were anti-dilutive given the net loss of the Company.
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
The Company’s financial instruments include cash and cash equivalents and long-term restricted cash. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. Cash is stated at its historical carrying amount, which approximates fair value due to its short-term nature. Long-term restricted cash is stated at its historical carrying amount, which approximates fair value. The carrying values of the Company's money market fund included in cash and cash equivalents of $107.0 million and $114.0 million at June 30, 2021 and March 31, 2021, respectively, approximated their fair values, which are based on quoted prices in active markets for identical securities.

The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at June 30, 2021 and March 31, 2021 in determining such values (in thousands):

	As of June 30, 2021				As of March 31, 2021
	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$107,000	$107,000	$—	$—	$114,000	$114,000	$—	$—
(F) Recent Accounting Pronouncements:
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU No. 2016-13"). ASU 2016-13 requires that financial assets measured at amortized cost, such as loans, accounts and trade receivables and investments, be represented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. ASU No. 2016-13 requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief", which allows for a transition election on certain instruments and is effective for Small Reporting Companies for fiscal years beginning after December 15, 2022 and interim periods in those fiscal years. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments — Credit Losses", which amends certain aspects of ASU NO. 2016-13, including transition relief for trouble debt restructuring, among other topics. While the Company does not expect the adoption of this guidance to materially impact the Company's consolidated financial statements and related disclosures because it does not currently have any investments or trade receivables outstanding, the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.
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
Note 3—License and Collaboration Agreements
(A) The University of Massachusetts Medical School Exclusive License Agreement:
In December 2018, the Company entered into an exclusive license agreement (the "UMMS Agreement") with the University of Massachusetts Medical School ("UMMS"), pursuant to which the Company received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively. The Company incurred a total of $3.4 million and $0.4 million of program-specific costs related to its AXO-AAV-GM1 and AXO-AAV-GM2 programs within research and development expenses in its unaudited condensed consolidated statements of operations during the three months ended June 30, 2021 and June 30, 2020, respectively. The Company paid a total of $1.6 million and zero to UMMS during the three months ended June 30, 2021 and June 30, 2020, respectively.
(B) Oxford Biomedica License Agreement:
In June 2018, the Company entered into an exclusive license agreement ("the Oxford Agreement") with Oxford Biomedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. The Company incurred $0.6 million and $1.7 million of AXO-Lenti-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations during the three months ended June 30, 2021 and June 30, 2020, respectively. The Company paid Oxford a total of $22 thousand and $0.5 million during the three months ended June 30, 2021 and June 30, 2020, respectively.

Note 4—Investment in Arvelle Therapeutics B.V.
In February 2021, the Company sold its investment of 8.1 million shares of nonredeemable preferred stock (the "Arvelle Shares") of Arvelle Therapeutics B.V. ("Arvelle") to a third party as part of that third party's cash acquisition of all of the outstanding equity of Arvelle. In exchange, the Company received an upfront payment of approximately $11.6 million, in addition to a future payment to be received of approximately $1.2 million that is being held in escrow until August 2022 and that was recorded to long-term restricted cash in the Company's unaudited condensed consolidated balance sheet at June 30, 2021, as well as the right to receive up to an additional total of $7.0 million in potential future regulatory and sales milestone payments (collectively, the "Arvelle Sale"). The Company originally purchased its Arvelle Shares in February 2019 and May 2020 in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by the Company to Arvelle. The Company recorded a net gain of approximately $4.7 million to other non-operating income in the Company's consolidated statement of operations upon the closing of the Arvelle Sale in February 2021, as well as a gain of approximately $4.3 million recorded to other non-operating income in the Company's consolidated statement of operations and to receivable from sale of long-term investment in its consolidated balance sheet upon the achievement of a regulatory milestone in March 2021 that was collected during the three months ended June 30, 2021.
Note 5—Accrued Expenses
As of June 30, 2021, and March 31, 2021, accrued expenses consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Research and development expenses	$4,336	$6,091
Bonuses and other compensation expenses	1,253	2,331
Other expenses	800	774
Total accrued expenses	$6,389	$9,196
Note 6—Long-term Debt
In April 2020, the Company fully prepaid $15.7 million of outstanding principal, together with $0.3 million of accrued interest, fees and other amounts, due under its loan and security agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules"), which was accounted for as an extinguishment of debt with a corresponding loss of approximately $0.5 million recorded to interest expense during the three months ended June 30, 2020. In connection with the prepayment, the credit facility and the Loan Agreement with Hercules were terminated, and all obligations, liens and security interests under the Loan Agreement were released, discharged and satisfied.
Note 7—Stockholders' Equity
(A) Overview:
Sio's Certificate of Incorporation filed with the State of Delaware on November 12, 2020 authorizes the issuance of up to a total of 1,010,000,000 shares, of which 1,000,000,000 shares are common stock with a par value of $0.00001 per share and 10,000,000 shares are preferred stock with a par value of $0.00001 per share (see Note 1).
(B) Transactions:
In February 2020, as part of a follow-on public offering, the Company issued and sold pre-funded warrants to purchase up to 3,301,998 shares of common stock at an offering price of $3.74999 and an exercise price of $0.00001 per pre-funded warrant, which were fully exercised in July 2021 (see Note 10). The pre-funded warrants did not expire and were immediately exercisable except that the pre-funded warrants could not be exercised by the holder if, after giving effect thereto, the holder would have beneficially owned more than 9.99% of the Company’s common stock, subject to certain exceptions. The pre-funded warrants were classified as equity in accordance with ASC 480, "Distinguishing Liabilities from Equity", and the fair value of the pre-funded warrants was recorded as a credit to additional paid-in capital and was not subject to remeasurement.
The Company has engaged SVB Leerink LLC as its agent to sell shares of the Company's common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC receives compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common stock sold. During the three months ended June 30, 2020, which was the inception of this program, the Company sold approximately 1.4 million shares of its common stock for total proceeds of approximately $4.3 million, net of brokerage fees. During the three months ended June 30, 2021, the Company sold approximately 0.2 million shares of its common stock for total proceeds of approximately $0.5 million, net of brokerage fees, under this program. As of June 30, 2021, the Company sold a total of approximately 29.8 million shares of its common stock for aggregate proceeds of approximately $90.9 million, net of brokerage fees, under and since the inception of this program.

Note 8—Stock-Based Compensation
(A) Amended and Restated 2015 Equity Incentive Plan:
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017 and was further amended and restated by its Board of Directors in October 2020 (the "2015 Plan"). In April 2021 and April 2020, the number of shares of common stock authorized for issuance under the 2015 Plan increased automatically by 2.8 million and 1.6 million, respectively, in accordance with the terms of the 2015 Plan. At June 30, 2021, totals of 8.4 million shares of common stock were authorized for issuance and 2.3 million shares of common stock were available for future issuance under the 2015 Plan.
(B) Stock Options:
Time-based stock options granted to the Company's employees vest over a period of either (i) four years with 25% of the shares of common stock underlying the option vesting on the first anniversary of the vesting commencement date and the remainder vesting in 12 equal quarterly installments thereafter for such stock options granted prior to April 2021, or (ii) three years with one-third of the shares of common stock underlying the stock option vesting on the first anniversary of the vesting commencement date and the remainder vesting in 8 equal quarterly installments thereafter for such stock options granted since April 2021, each subject to continuing service. Initial stock options granted to the Company's non-employee directors vest in equal installments on the first, second and third anniversaries of the vesting commencement date, and stock options subsequently granted annually to the Company's non-employee directors vest fully on the first anniversary of the vesting commencement date, each subject to continuous service. Options with market-based performance conditions vest based on the trading price for the Company's shares of common stock exceeding certain closing price thresholds.
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
During the three months ended June 30, 2021 and 2020, the Company granted options to purchase a total of 1.6 million shares and 0.4 million shares, respectively, of its common stock, with weighted-average exercise prices of $2.47 and $3.45, respectively, and estimated grant date fair values of $3.3 million and $1.1 million, respectively, under the 2015 Plan. There were no options with market-based performance conditions granted during the three months ended June 30, 2021 and June 30, 2020 under the 2015 Plan. At June 30, 2021, options to purchase a total of 3.6 million shares of common stock were outstanding under the 2015 Plan with a weighted-average exercise price of $8.00 per share, including options with market-based performance conditions to purchase 0.4 million shares of common stock at a weighted average exercise price of $8.87 per share. At June 30, 2021, vested options to purchase a total of 1.0 million shares of common stock were outstanding under the 2015 Plan, with no options with market-based performance conditions vested and outstanding. During the three months ended June 30, 2021 and June 30, 2020, the total grant date fair values of stock options that vested under the 2015 Plan were $0.9 million and $1.7 million, respectively.
(C) Restricted Stock Units:
RSUs granted during the three months ended June 30, 2021 and June 30, 2020 vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service. Of the total number of RSUs granted in September 2019 representing approximately 0.3 million shares of the Company's common stock, one-half vested on January 31, 2020 and the remaining one-half vested on July 31, 2020, subject to continuing service. During the three months ended June 30, 2021 and June 30, 2020, the Company granted RSUs for a total of 1.1 million and 0.7 million shares of common stock, respectively, with an aggregate grant date fair value of $2.8 million and $2.6 million, respectively, to its employees under the 2015 Plan. At June 30, 2021, RSUs for approximately 1.9 million shares of common stock were outstanding, of which approximately 0.1 million were vested. During the three months ended June 30, 2021 and June 30, 2020, the total grant date fair values of RSUs that vested under the 2015 Plan were $0.6 million and zero, respectively.
(D) Stock-based Compensation Expense:
The Company recorded total stock-based compensation expense of $1.3 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, related to options and RSUs granted to its employees and directors, excluding stock-based compensation expense allocated to the Company from RSL (see Note 8(E)). The stock-based compensation expense was included in research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. At June 30, 2021, total unrecognized compensation expense for unvested outstanding option and RSU equity awards of the Company's common stock granted to its employees and directors under the 2015 Plan was $10.5 million, which is expected to be recognized over the remaining weighted-average service period of 2.36 years.

(E) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options for which stock-based compensation expense is allocated to the Company from RSL. The Company recorded such total allocated stock-based compensation expense of $6 thousand and $29 thousand during the three months ended June 30, 2021 and 2020, respectively.
Note 9—Commitments and Contingencies
As of June 30, 2021, the Company had entered into commitments under the UMMS Agreement (see Note 3(A)), the Oxford Agreement (see Note 3(B)), the Services Agreements with certain of RSL's wholly owned subsidiaries and agreements to rent office space. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days' written notice, unless otherwise indicated. Further, certain of the Company's manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.
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
Note 10—Subsequent Events
In July 2021, pre-funded warrants to purchase up to 3,301,998 shares of the Company's common stock were fully exercised at an exercise price of $0.00001 per share, which were originally issued and sold in February 2020 as part of a follow-on public offering (see Note 7(B)).

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (i) the interim unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (ii) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2021, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on June 9, 2021.
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
Overview
We are a clinical-stage company focused on developing gene therapies to radically transform the lives of patients with neurodegenerative diseases. We currently have three clinical-stage programs: (i) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which we have completed the targeted enrollment and dosing of five patients in the late-infantile/juvenile (Type II) low-dose cohort of Stage 1 and three late-infantile/juvenile (Type II) patients in the higher-dose cohort of the study, and we continue to collect information from additional Type II patients for potential enrollment in Stage 2 of the trial. Screening of Type I (infantile-onset) patients for the low- and high-dose cohorts has been initiated; (ii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) for which we received clearance for the investigational new drug ("IND") from the FDA in November 2020, and in which we dosed the first two infantile patients in January 2021 and May 2021 and we expect continued patient identification, screening, and enrollment in Stage 1 of the dose-ranging trial throughout 2021; and (iii) the AXO-Lenti-PD program for the treatment of Parkinson's disease, comprised of the ProSavin Phase 1/2 study in which 15 patients were previously dosed and the AXO-Lenti-PD SUNRISE-PD study in which we have dosed two patients in Cohort 1 of the dose-escalation study and four patients in Cohort 2, and we expect to resume the enrollment of patients in 2022 following the certification of at least one batch of GMP clinical trial material in the fourth calendar quarter of 2021 and also pending the review and approval of an amendment to our Investigational Medicinal Product Dossier ("IMPD") filing with the Medicines and Healthcare products Regulatory Agency ("MHRA") in the U.K.
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
We believe the favorable tolerability in the low-dose cohort supports continued enrollment of patients in the high-dose cohort (4.5×1013 vg/kg), in which three Type II patients have now been dosed without complications. At month six, serum enzyme activity increased by an average of 71% from baseline (range: 33%-127%) across the five patients in the first cohort. On average, serum β-gal enzyme activity was restored to 38% of normal reference levels at month six, with individual patients ranging from 23-57% of normal reference levels. The reference level was defined by the lowest level of enzyme activity in serum from 30 healthy adult volunteers using the same validated assay of β-gal enzyme activity as was used to assess the patients in the study. Cerebrospinal fluid ("CSF") samples were collected from all patients through lumbar puncture. Development and validation of biomarker assays for CSF β-gal enzyme is currently ongoing.
Patients were assessed by multiple measures of neurodevelopment including (i) the Vineland Adaptive Behavior Scales 3rd Edition ("VABS-3"), (ii) upright and floor mobility score, and (iii) Clinical Global Impression ("CGI"), a clinician's assessment of change in disease severity from baseline. VABS-3 is a standardized measure of adaptive behavior that is widely used to evaluate communication, daily living, social skills, and motor function. VABS-3 scores have a predictable relationship to ability, allowing for comparative assessments with increasing age. In GM1 gangliosidosis, predictable functional decline in abilities has been well documented in natural history studies, showing an age-related statistically significant decline in all sub-domains of the VABS-3 scale and in floor and upright mobility scores compared with unaffected children. All five patients demonstrated disease stability at six months post-treatment as assessed by VABS-3 growth scale value scores, upright and floor mobility score, and CGI relative to baseline values. Subdomain growth scale value scores in the VABS-3 remained stable or improved in four out of five patients. In May 2021, we presented new biomarker data at the American Society of Gene and Cell Therapy (ASGCT) conference demonstrating that, in addition to the six-month clinical data previously reported, the accumulated substrate GM1 ganglioside in the CSF was reduced from baseline by 18% to 49% in four out of five patients in the low-dose cohort. One patient, whose disease was the most advanced at baseline and who worsened on certain clinical parameters, exhibited an increase in CSF GM1 ganglioside of 19% from baseline at six months. Management believes these data represent the first direct evidence that intravenously administered AXO-AAV-GM1 exerts a measurable biochemical effect on reducing the toxic GM1 ganglioside that has accumulated in the CNS. Additional data will be collected at the 12-month evaluation including several measures of the systemic manifestations of GM1 gangliosidosis. We expect 12-month topline safety, biomarker and efficacy data on the low-dose cohort to be available in the late third or early fourth quarter of calendar year 2021. The completion of the enrollment and dosing of five patients in the late-infantile/juvenile (Type II) low-dose cohort of stage 1 and three late-infantile/juvenile (Type II) patients in the higher-dose cohort of the study achieved the targeted enrollment of Type II patients in Stage 1 (dose-escalation) of the trial. We continue to collect information from additional Type II patients for potential enrollment in Stage 2 of the trial, and the screening of Type I (infantile-onset) patients for the low- and high-dose cohorts has been initiated. In October 2020, the FDA granted Rare Pediatric Disease designation to AXO-AAV-GM1, and we plan to meet with the FDA to discuss the registrational pathway for AXO-AAV-GM1 in the first half of calendar year 2022.

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
In October 2020, the FDA granted Rare Pediatric Disease Designation to AXO-AAV-GM2. In November 2020, the FDA cleared an IND to support the initiation of our registrational clinical trial in patients with GM2 gangliosidosis. We have dosed the first two infantile patients in the clinical trial under this IND in January 2021 and May 2021, and we expect continued patient identification, screening, and enrollment in Stage 1 of the dose-ranging trial throughout 2021. The patients received 1.42×1014 vg divided into bilateral intra-thalamic and intra-thecal dosing.

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
Across all patients, mean UPDRS Part III "OFF" scores were significantly improved at six months (33% reduction, p-value=0.0001) and 12 months (31% reduction, p-value=0.0001) compared to baseline. In a long-term follow-up safety study for the patients from the Phase 1/2 study, ProSavin has been observed to show a favorable long-term safety profile and demonstrated positive effects on motor function for over six years. Sustained improvement was seen through six years of follow-up and the long-term follow-up study is still ongoing (10 years exposure in the earliest subject). Clinical data from this study were published in The Lancet in 2014 and long-term follow-up data from this study were published in Human Gene Therapy Clinical Development in 2018.
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

The design of the SUNRISE-PD study is an open label dose-escalation portion studying multiple dose levels. Once the optimal dose has been determined in the dose-escalation study, a sham-controlled study will be conducted with patients randomized either to an active group receiving the optimal dose as determined in the SUNRISE-PD study, or a control group undergoing an imitation "sham" surgical procedure. We are working closely with our manufacturing partner for AXO-Lenti-PD, Oxford Biomedica, to develop a reliable suspension-based manufacturing process. Manufacturing of several GMP batches using a revised suspension-based process has been ongoing at Oxford Biomedica with a goal of generating material for use in future clinical trials. Two GMP batches have been manufactured using an updated suspension-based process and have now completed fill and finish. We are awaiting final testing of these batches to support certification of at least one batch for use as clinical trial material by a Qualified Person in the fourth calendar quarter of 2021. Pending review and approval of an amendment to our IMPD filing with the MHRA in the U.K. that we plan to file in the fourth calendar quarter of 2021, we expect to resume enrollment of patients in the AXO-Lenti-PD clinical program in 2022.
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
Program-specific costs include:
•direct third-party costs, which include expenses incurred under agreements with CROs and contract manufacturing organizations, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, and any other third-party expenses directly attributable to the development of our product candidates; and
•upfront payments for the purchase of in-process research and development and milestone payments, which include costs incurred under our agreements with UMMS and Oxford.
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
General and Administrative Expense
General and administrative expenses consist primarily of stock-based compensation; legal and accounting fees; consulting services; and employee-related expenses such as salaries, benefits and travel expenses, for general and administrative personnel. We anticipate that our general and administrative expenses will at least approximate those incurred during the three months ended June 30, 2021 in the near term. However, certain RSL equity instruments, which will vest only to the extent certain RSL liquidity conditions and vesting requirements are achieved by a specified date in the future, are held by our Chief Executive Officer, which could result in significant stock-based compensation expense allocated to us from RSL in the future, if achieved.
Results of Operations for the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development expenses
(includes stock-based compensation expense of $432 and $563 for the three months ended June 30, 2021 and 2020, respectively)	$8,058	$5,194	$2,864
General and administrative expenses
(includes stock-based compensation expense of $889 and $1,027 for the three months ended June 30, 2021 and 2020, respectively)	3,859	4,640	(781)
Total operating expenses	11,917	9,834	2,083
Interest expense	1	796	(795)
Other income	(20)	(2,066)	2,046
Loss before income tax (benefit) expense	(11,898)	(8,564)	(3,334)
Income tax (benefit) expense	(28)	30	(58)
Net loss	$(11,870)	$(8,594)	$(3,276)

Research and Development Expenses
Our research and development expenses during the three-months ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Program-specific costs:
AXO-AAV-GM1 and AXO-AAV-GM2	$3,418	$385	$3,033
AXO-Lenti-PD	558	1,658	(1,100)
Unallocated internal costs:
Personnel-related	2,500	1,960	540
Stock-based compensation expense	432	563	(131)
Other	1,150	628	522
Total research and development expenses	$8,058	$5,194	$2,864
Research and development expenses were $8.1 million for the three months ended June 30, 2021 and $5.2 million for the three months ended June 30, 2020. The $2.9 million increase was primarily related to increases in:
(i) AXO-AAV-GM1 clinical trial material manufacturing expenses for the planned enrollment of infantile patients in the high dose cohort, as well as clinical trial expenses due to the ongoing enrollment of juvenile patients in the high dose cohort and for the planned enrollment of infantile patients in the low dose cohort;
(ii) AXO-AAV-GM2 clinical trial expenses associated with the ongoing enrollment of juvenile patients in the low dose cohort and for the planned enrollment of patients in the low-to-mid dose cohorts, as well as clinical trial material manufacturing expenses for the planned enrollment of patients in the mid-to-high dose cohorts (versus the prior year period, when this program was on clinical hold); and
(iii) personnel-related costs primarily due to increased headcount.
These increases were partially offset by a $1.1 million decrease in AXO-Lenti-PD costs. The delays at Oxford have not only resulted in lower than expected manufacturing expenses, but have also delayed further clinical studies of AXO-Lenti-PD. As well, early development programs were completed in the prior year period and as a result, development expenses have also decreased in the current year period.
General and Administrative Expenses
General and administrative expenses were $3.9 million for the three months ended June 30, 2021 and $4.6 million for the three months ended June 30, 2020. The decrease of $0.7 million was primarily related to decreased rent expense due to the downsizing of our New York office footprint, as well as reductions in accounting, auditing and tax fees, resulting, in part, from the simplification of our corporate structure and the Domestication of Sio Gene Therapies Inc. from Bermuda to Delaware that occurred in the prior year period.
Interest Expense
Interest expense was $1 thousand for the three months ended June 30, 2021, and $0.8 million for the three months ended June 30, 2020. The decrease in interest expense during the current year period was due to the April 2020 prepayment of the $15.7 million outstanding principal balance on our loan and security agreement with Hercules Capital, Inc. ("Hercules").
Other Income
Other income was $20 thousand and $2.1 million for the three months ended June 30, 2021 and 2020, respectively. Other income for the three months ended June 30, 2021 consisted primarily of interest income and foreign exchange gains. Other income for the three months ended June 30, 2020 included approximately $2.2 million associated with the exercise of a right to purchase convertible preferred stock in Arvelle Therapeutics B.V. ("Arvelle") that was sold in February 2021.

Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common stock and pre-funded warrants, as well as borrowings under our credit facilities. As of June 30, 2021, we had $111.0 million of cash and cash equivalents available to us, and in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due under our loan and security agreement with Hercules.
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

For the three months ended June 30, 2021 and the fiscal year ended March 31, 2021, we incurred net losses of $11.9 million and $32.4 million, respectively. As of June 30, 2021, our cash and cash equivalents totaled $111.0 million and our accumulated deficit was $802.9 million. We estimate that our current cash and cash equivalents balance is sufficient to support operations beyond the twelve-month period following the date that the accompanying unaudited condensed consolidated financial statements were issued, including beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis. As such, we do not have substantial doubt about our ability to continue as a going concern for the one-year period following the date that the accompanying unaudited condensed consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
At-the-Market Equity Offering Program
We have engaged SVB Leerink LLC as our agent to sell shares of our common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our shares of common stock sold. During the three months ended June 30, 2020, which was the inception of this program, we sold approximately 1.4 million shares of our common stock for total proceeds of approximately $4.3 million, net of brokerage fees, under this program. During the three months ended June 30, 2021, we sold approximately 0.2 million shares of our common stock for total proceeds of approximately $0.5 million, net of brokerage fees, under this program. As of June 30, 2021, we sold a total of approximately 29.8 million shares of our common stock for aggregate proceeds of approximately $90.9 million, net of brokerage fees, under and since the inception of this program.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Three Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(12,652)	$(13,503)
Net cash provided by (used in) investing activities	4,163	(19)
Net cash provided by (used in) financing activities	479	(11,748)
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and stock-based compensation expenses, as well as the effect of changes in working capital and other activities.

For the three months ended June 30, 2021, net cash used in operating activities was $12.7 million and was primarily attributable to a net loss of $11.9 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to net decreases in accrued expenses and accounts payable of $3.2 million, which were partially offset by $1.3 million of non-cash stock-based compensation expense and a net decrease in prepaid expenses and other current assets of $1.1 million.
For the three months ended June 30, 2020, net cash used in operating activities was $13.5 million and was primarily attributable to a net loss of $8.6 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, a gain of $2.2 million associated with the exercise of a right to purchase convertible preferred stock in Arvelle that was sold in February 2021, net decreases in accrued expenses of $2.4 million and accounts payable of $1.4 million, and an increase in prepaid expenses and other current assets of $1.0 million, which were partially offset by $1.6 million of non-cash stock-based compensation expense.
Investing Activities
Cash used in investing activities was $4.2 million for the three months ended June 30, 2021, consisting primarily of $4.3 million of cash proceeds from the sale of our long-term investment in Arvelle, partially offset by purchases of fixed assets. Cash used in investing activities was $19 thousand for the three months ended June 30, 2020 and related to purchases of fixed assets.
Financing Activities
For the three months ended June 30, 2021, net cash provided by financing activities was approximately $0.5 million and consisted of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Leerink LLC. For the three months ended June 30, 2020, net cash used in financing activities was approximately $11.7 million and consisted primarily of $15.7 million of principal payments made on long-term debt, partially offset by $3.9 million of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Leerink LLC.
Contractual Obligations
Our contractual obligations did not materially change during the three months ended June 30, 2021 as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2021.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of June 30, 2021, we had total cash and cash equivalents and long-term restricted cash of $112.2 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities, and long-term restricted cash consisting of non-interest-bearing deposits denominated in the U.S. dollar. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.
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
We are a clinical-stage gene-therapy company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, raising capital, acquiring product candidates and advancing our product candidates into clinical development. We have not yet demonstrated an ability to successfully complete a registration-enabling pivotal clinical trial, obtain marketing approval, manufacture a clinical-stage or commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our gene therapy-focused strategy and business plan have not yet been proven and we may never be successful in developing or commercializing any of our gene therapy product candidates, including our gene therapy product candidates, which remain in early stages of clinical development. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
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
We estimate that our current cash and cash equivalents balance is sufficient to support operations beyond the twelve-month period following the date that the accompanying unaudited condensed consolidated financial statements were issued, including beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis. As such, we do not have substantial doubt about our ability to continue as a going concern for the one-year period following the date that the accompanying unaudited condensed consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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

We are heavily dependent on the success of our gene therapy product candidates, which are still in early stages of clinical development. If we are unable to successfully develop and commercialize any of our product candidates, our business will be harmed.
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
For the three months ended June 30, 2021 and the fiscal year ended March 31, 2021, we incurred net losses of $11.9 million and $32.4 million, respectively. As of June 30, 2021, our cash and cash equivalents totaled $111.0 million and our accumulated deficit was $802.9 million. We estimate that our current cash and cash equivalents balance is sufficient to support operations beyond the twelve-month period following the date that the accompanying unaudited condensed consolidated financial statements were issued, including beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis. As such, we do not have substantial doubt about our ability to continue as a going concern for the one-year period following the date that the accompanying unaudited condensed consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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
We may be required to continue to make significant payments to third parties under the agreements pursuant to which we acquired our gene therapy product candidates.
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
Our business strategy includes establishing and maintaining operations and certain key third-party arrangements in various jurisdictions around the world. Doing business internationally involves a number of risks, including:
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

•failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation (EU) 2016 /679 ("GDPR"); and
•failure to comply with the United Kingdom Bribery Act 2010 ("U.K. Bribery Act") and similar anti-bribery and anti-corruption laws in other jurisdictions, and the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, including by failing to maintain accurate information and control over sales and distributors’ activities.
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
We are subject to stringent U.S. and foreign privacy laws, regulations and standards related to data privacy and security. If we fail to comply with such requirements, we may be subject to liabilities that adversely affect our business, operations and financial performance, disruption to our clinical trials or the commercialization of our products, and/or harm to our reputation.
We are subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, in the U.S., the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act ("CCPA") which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
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
For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data (including health-related personal data) across the European Economic Area (“EEA”). Also, notwithstanding the U.K.’s withdrawal from the EU, the data protection obligations of the GDPR continue to apply to U.K.-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (the GDPR as it continues to form part of law in the UK). Accordingly, references in this section to the GDPR are also deemed to be references to the UK GDPR in the context of the U.K., unless the context requires otherwise.
The GDPR has “extra-territorial” reach in that it applies to any processing of personal data that concerns the offering of goods or services to individuals in the EEA or U.K. (as applicable) and the monitoring of their behavior, regardless of the existence of an establishment in the EEA or U.K. (as applicable). As such, the GDPR applies to our clinical trials and other operations taking in place in the EEA and U.K.

The GDPR sets out a number of requirements that must be complied with when handling personal data, including: the obligation to appoint a data protection officer in certain circumstances; increased accountability and record-keeping obligations; increased transparency obligations for data controllers; onerous obligations on service providers who process personal data on our behalf; the obligation to carry out so-called data protection impact assessments in certain circumstances; obligations to comply with data subjects’ exercise of an increased set of rights in certain circumstances; a heightened and more codified standard of data subject consent; and the obligation to notify certain significant personal data breaches to the relevant supervisory authorities and affected individuals. In addition, the GDPR materially expands the definition of what is expressly provided to constitute personal data (including, for example, by clarifying that the GDPR applies to “pseudonymized” (key-coded) data, which is often processed by sponsors in the context of clinical trials where identification of underlying subjects is not required). As such, the GDPR is likely to increase the compliance burden on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health conditions, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros (and/or in respect of the UK GDPR, 17.5 million pounds sterling) or up to 4% of annual global revenue (whichever is higher). While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance.
Moreover, the requirements under the GDPR may change periodically. The GDPR also provides that member states may make their own national laws and regulations to introduce specific requirements related to the processing of “special categories of personal data”, which includes health-related personal data. In the U.K., the Data Protection Act 2018 complements the UK GDPR in this regard. This may lead to greater divergence in the application, interpretation and enforcement of the law that applies to the processing of personal data across the EEA and/or U.K., compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such country-specific regulations could also limit our ability to collect, use and share data in the context of our EEA and/or U.K. operations, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business and harming our business and financial condition.
In addition, the GDPR prohibits the transfer of personal data from the EEA, U.K. and Switzerland to the U.S. and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the U.S. was the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, certain recent EU court decisions cast doubt on the ability to use one of the primary alternatives to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data to the U.S. and other third countries. In addition, the European Commission has recently published new versions of the Standard Contractual Clauses, which must be used for all new transfers of personal data from the EEA to third countries (including the United States) starting in September 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors. Use of both the existing and the new Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional supplementary technical, organizational and/or contractual measures and/or contractual provisions may need to be put in place.
At present, there are few if any viable alternatives to the Standard Contractual Clauses, and there remains some uncertainty with respect to the nature and efficacy of such supplementary measures in ensuring an adequate level of protection of personal data. As such, transfers of personal data from the EEA and the U.K. to the U.S. and other third countries may not fully comply with the cross-border data transfer restrictions set out in the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms (including circumstances where the Standard Contractual Clauses can and cannot be used) and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines. In addition, if we are unable to transfer personal data between and among countries and regions in which we operate and/or engage providers and/or otherwise transfer personal data, this could affect the manner in which we receive and/or provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results and generally increase compliance risk as a result. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Furthermore, following Brexit, the relationship between the U.K. and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. In June 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of U.K. immigration control) of personal data from the EEA to the U.K. to continue without restriction for a period of four years. After that period, the adequacy decision may be renewed only if the U.K. continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and could intervene at any point if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the U.K. will require a valid “transfer mechanism” and we may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal data from the EEA to the U.K. to continue, which could disrupt our operations.
In addition, while the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries covered by a European Commission adequacy decision, and currently includes a framework to permit the continued use of the existing version of the Standard Contractual Clauses for personal data transfers from the U.K. to third countries, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the U.K. to the EEA and other third countries. In particular, the U.K. Information Commissioner’s Office has stated that it is working on its own bespoke version of the Standard Contractual Clauses and it is not clear whether the new Standard Contractual Clauses published by the European Commission will be accepted as a valid mechanism to permit the transfer of personal data from the U.K. to third countries and/or whether any U.K. version of the Standard Contractual Clauses will supersede the existing and/or new EU version of the Standard Contractual Clauses. This could necessitate the implementation of both U.K. and EU versions of Standard Contractual Clauses, which would require significant resources and result in significant cost to implement and manage.
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
All of our gene therapy product candidates are in early stages of development. The outcome of early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. The clinical trials conducted to date for our gene therapy product candidates have involved a small number of patients, making it difficult to predict whether the favorable results that we observed in such trials will be repeated in larger and more advanced clinical trials. In addition, the design of a clinical trial, such as endpoints, inclusion and exclusion criteria, statistical analysis plans, data access protocols and trial sizing, can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Furthermore, as we are exploring new disease areas without any approved treatments, we may need to qualify new and unproven endpoints as we are continuing the development of our product candidates, which may increase uncertainty.
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
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future drugs profitably. There can be no assurance that our product candidates, if approved, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidate profitably, if approved for sale
Risks Related to Our Dependence on Third Parties
Gene therapies are novel, complex, difficult and expensive to manufacture. We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our product candidates.
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
The process for manufacturing gene therapy products, including our product candidates, is more complex than those required for most chemical pharmaceuticals, requiring substantial expertise, specialized facilities, highly specific raw materials and significant capital investment and involving other production constraints. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a gene therapy product such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner or that the dosing will be uniform in our products. Accordingly, we and our manufacturers employ multiple steps to control our manufacturing process to assure that the process works and that our product candidates are made strictly and consistently in compliance with the process. Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade or commercial-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs. In addition, the FDA, EMA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, EMA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Delays in manufacturing processes at our third-party manufacturers, including recently at Oxford, which may be outside of our control, have resulted in, and may in the future result in, delays in our planned clinical trials. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

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
A third party may hold intellectual property, including patent rights and trade secrets that are important or necessary to the development of our current or future product candidates. It may be necessary for us to use the patented or proprietary technology of one or more third parties to manufacture or commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If any such patents were to be asserted against us, there is no assurance that a court would find in our favor or that, if we choose or are required to seek a license, a license to any of these patents would be available to us on acceptable terms or at all.
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
Although our common stock is listed on the Nasdaq Global Select Market ("Nasdaq"), we cannot assure you that an active trading market for our common stock will be sustained. In addition, as a result of Roivant Sciences Ltd. ("RSL") owning approximately 25.5% of our shares of common stock outstanding as of August 10, 2021, trading in our common stock may be less liquid than the stock of companies with broader public ownership. If an active market for our common stock is not sustained, you may not be able to sell your stock quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
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
Based on shares of our common stock outstanding as of August 10, 2021, RSL beneficially owns approximately 25.5% of the voting power of our outstanding shares of common stock and has the ability to substantially influence us through this ownership position. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In 2020, RSL closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. ("Sumitomo") that includes a grant to Sumitomo of a right of first refusal with respect to our shares of common stock held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other stockholders, and could impact our ability to undertake certain corporate transactions. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other stockholders. RSL recently entered into a business combination agreement with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, pursuant to which RSL would become a publicly-traded corporation if such transaction is completed. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence our decisions.
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
As of August 10, 2021, 18,577,380 of our outstanding shares of common stock, representing 25.5% of our shares of common stock, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common stock, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common stock, it could negatively affect our stock price. Such a decrease in our stock price could also in turn impair our ability to raise capital through the sale of additional equity securities.
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
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered shares of common stock or preferred stock, debt securities and warrants. We have also entered into a sales agreement with SVB Leerink LLC to sell shares of common stock from time to time through an at-the-market equity offering program with an aggregate offering price of up to approximately $36.3 million remaining available to be sold as of August 10, 2021. To the extent we issue new shares of common stock as a result of needing additional capital, such stock could constitute a material portion of our then outstanding shares of common stock and cause dilution to our existing stockholders.
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
Our computer systems, as well as those of various third parties on which we rely, or may rely in the future, including our CRO's and other contractors, consultants, and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We have experienced phishing attacks in the past, which have not had a material impact on our operations, however, we may in the future experience material system failures or security breaches that could cause interruptions in our operations or result in a material disruption of our development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, suffer reputational damage, and the further development of our product candidates could be delayed.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.

Item 6.               Exhibits.

Exhibit Number	Description of Document	Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	8-K12G3	000-56226	3.1	11/13/2020

3.2	Bylaws.	8-K12G3	000-56226	3.2	11/13/2020

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

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

SIO GENE THERAPIES INC.

		By:	/s/ David Nassif
Date:	August 12, 2021	Name:	David Nassif
		Title:	Chief Financial Officer and Chief Accounting Officer, General Counsel
(Principal Financial Officer and Principal Accounting Officer)