Form 10-Q
period 2021-09-30
Sio Gene Therapies Inc.
filed 2021-11-12
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common stock, $0.00001 par value per share, on November 10, 2021, was 73,488,721.

SIO GENE THERAPIES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
SIO GENE THERAPIES INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$101,695	$118,986
Restricted cash	1,184	—
Receivable from sale of long-term investment	—	4,343
Prepaid expenses and other current assets	4,321	7,348
Income tax receivable	1,733	1,656
Total current assets	108,933	132,333
Long-term restricted cash	—	1,184
Operating lease right-of-use assets	1,052	1,152
Property and equipment, net	548	478
Total assets	$110,533	$135,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,673	$1,341
Accrued expenses	7,366	9,196
Current portion of operating lease liabilities	269	311
Total current liabilities	10,308	10,848
Operating lease liabilities, net of current portion	865	932
Total liabilities	11,173	11,780
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized, 72,941,507 and 69,377,567 issued and outstanding at September 30, 2021 and March 31, 2021, respectively	1	1
Additional paid-in capital	923,198	914,100
Accumulated deficit	(824,176)	(791,069)
Accumulated other comprehensive income	337	335
Total stockholders’ equity	99,360	123,367
Total liabilities and stockholders’ equity	$110,533	$135,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development expenses
(includes stock-based compensation expense of $489 and $458 for the three months ended September 30, 2021 and 2020 and $921 and $1,021 for the six months ended September 30, 2021 and 2020, respectively)	$11,448	$5,058	$19,506	$10,252
General and administrative expenses
(includes stock-based compensation expense of $6,809 and $650 for the three months ended September 30, 2021 and 2020 and $7,698 and $1,677 for the six months ended September 30, 2021 and 2020, respectively)	9,748	4,491	13,607	9,131
Total operating expenses	21,196	9,549	33,113	19,383
Other (income) expenses:
Interest expense	11	1	12	797
Other expense (income)	30	580	10	(1,486)
Loss before income tax benefit	(21,237)	(10,130)	(33,135)	(18,694)
Income tax benefit	—	(146)	(28)	(116)
Net loss	$(21,237)	$(9,984)	$(33,107)	$(18,578)
Net loss per share of common stock — basic and diluted	$(0.29)	$(0.21)	$(0.45)	$(0.41)
Weighted-average shares of common stock outstanding — basic and diluted	72,941,507	46,731,666	72,901,906	45,018,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(21,237)	(9,984)	$(33,107)	(18,578)
Other comprehensive income:
Foreign currency translation adjustment	—	348	2	392
Total other comprehensive income	—	348	2	392
Comprehensive loss	$(21,237)	$(9,636)	$(33,105)	$(18,186)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2020	39,526,299	$—	$820,257	$(758,644)	$(55)	$61,558
Shares issued upon settlement of restricted stock units	53,653	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.5 million	1,393,428	—	3,930	—	—	3,930
Stock-based compensation expense	—	—	1,590	—	—	1,590
Capital contribution received from affiliate	—	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	—	44	44
Net loss	—	—	—	(8,594)	—	(8,594)
Balance at June 30, 2020	40,973,380	$—	$825,830	$(767,238)	$(11)	$58,581
Shares issued for restricted stock units	60,676	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.7 million	6,215,673	—	19,598	—	—	19,598
Stock-based compensation expense	—	—	1,108	—	—	1,108
Capital contribution received from affiliate	—	—	22	—	—	22
Foreign currency translation adjustment	—	—	—	—	348	348
Net loss	—	—	—	(9,984)	—	(9,984)
Balance at September 30, 2020	47,249,729	$—	$846,558	$(777,222)	$337	$69,673

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2021	69,377,567	$1	$914,100	$(791,069)	$335	$123,367
Shares issued upon settlement of restricted stock units	82,542	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.0 million	179,400	—	479	—	—	479
Stock-based compensation expense	—	—	1,321	—	—	1,321
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(11,870)	—	(11,870)
Balance at June 30, 2021	69,639,509	$1	$915,900	$(802,939)	$337	$113,299
Shares issued upon exercise of pre-funded warrants	3,301,998	—	—	—	—	—
Stock-based compensation expense	—	—	7,298	—	—	7,298
Net loss	—	—	—	(21,237)	—	(21,237)
Balance at September 30, 2021	72,941,507	$1	$923,198	$(824,176)	$337	$99,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(33,107)	$(18,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	100	869
Stock-based compensation expense	8,619	2,698
Depreciation and non-cash amortization	122	672
Gain on long-term investment	—	(2,184)
Change in operating lease liabilities	(109)	(879)
Other	4	399
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,027	(2,435)
Income tax receivable	(77)	(40)
Other non-current assets	—	(123)
Accounts payable	1,332	(2,240)
Accrued expenses	(1,830)	(3,482)
Net cash used in operating activities	(21,919)	(25,323)
Cash flows from investing activities:
Cash proceeds from sale of long-term investment	4,343	—
Purchases of property and equipment	(194)	(130)
Net cash provided by (used in) investing activities	4,149	(130)
Cash flows from financing activities:
Payments on long-term debt	—	(15,731)
Capital contributions received from affiliate	—	75
Cash proceeds from issuance of shares of common stock, net of issuance costs	479	23,528
Net cash provided by financing activities	479	7,872
Net change in cash and cash equivalents, restricted cash and long-term restricted cash	(17,291)	(17,581)
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of period	120,170	80,752
Total cash and cash equivalents, restricted cash and long-term restricted cash—end of period	$102,879	$63,171
Cash and cash equivalents—beginning of period	118,986	80,752
Restricted cash included in long-term assets—beginning of period	1,184	—
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of period	$120,170	$80,752
Cash and cash equivalents—end of period	101,695	63,171
Restricted cash included in current assets—end of period	1,184	—
Total cash and cash equivalents, restricted cash and long-term restricted cash—end of period	$102,879	$63,171

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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the "Annual Report"), filed with the SEC on June 9, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and six-months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022, for any other interim period, or for any other future year.
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

B) Going Concern and Management's Plans:
The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Subtopic 205-40, "Presentation of Financial Statements—Going Concern" ("ASC Subtopic 205-40"), which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim consolidated financial statements and accompanying notes are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires judgment by management. The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements and accompanying notes are issued.
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
For the six months ended September 30, 2021 and the fiscal year ended March 31, 2021, the Company incurred net losses of $33.1 million and $32.4 million, respectively. As of September 30, 2021, the Company’s cash and cash equivalents totaled $101.7 million and its accumulated deficit was $824.2 million. The Company estimates that its current cash and cash equivalents balance is sufficient to support operations into the fourth calendar quarter of 2022, including beyond the expected dates of major upcoming milestones for the Company's AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis.
In order to continue as a going concern and to meet the Company's long-term operating requirements, the Company will need, among other things, additional capital resources. The Company continually assesses multiple options to obtain additional funding to support its operations, including proceeds from offerings of its equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete its currently planned development programs. Management can provide no assurances that it can raise a sufficient amount of financing for the Company on favorable terms, if at all. Although the Company has successfully obtained financing in the past, future financing activities that are not probable of being implemented and probable of alleviating the conditions that raise substantial doubt are not permitted to be included in the Company's assessment of its liquidity.
Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as going concern beyond the twelve-month period following the date that these unaudited condensed consolidated financial statements and accompanying notes were issued. These unaudited condensed consolidated financial statements and accompanying notes have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
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

Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of September 30, 2021 and through the date of issuance of these unaudited condensed consolidated financial statements and accompanying notes. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
(D) Net Loss per Share of Common Stock:
Basic net loss per share of common stock is computed by dividing the net loss applicable to holders of common stock by the weighted-average number of shares of common stock and 3,301,998 pre-funded warrants (see Note 7(B)) outstanding during the period, without further consideration for potentially dilutive securities. The pre-funded warrants were fully exercised in July 2021 (see Note 7(B)). In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants were included in the computation of basic net loss per share because the exercise price was negligible and they were fully vested and exercisable at any time after the original issuance date. Diluted net loss per share of common stock is computed by dividing the net loss applicable to holders of common stock by the diluted weighted-average number of shares of common stock outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per share of common stock and diluted net loss per share of common stock are equivalent. Potentially dilutive shares of common stock have been excluded from the diluted net loss per share of common stock computations in all periods presented because such securities have an anti-dilutive effect on net loss per share of common stock due to the Company’s net loss. Restricted Stock Units ("RSUs") and stock options outstanding for totals of 5.5 million and 3.1 million shares of common stock were not included in the calculation of diluted weighted-average shares of common stock outstanding for the three and six- months ended September 30, 2021 and September 30, 2020, respectively, because they were anti-dilutive given the net loss of the Company.
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

The Company’s financial instruments include cash and cash equivalents and restricted cash. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities, and restricted cash consists of non-interest-bearing deposits denominated in the U.S. dollar. Cash and restricted cash are stated at their historical carrying amounts, which approximate fair value due to their short-term nature. The carrying values of the Company's money market fund included in cash and cash equivalents of $100.0 million and $114.0 million at September 30, 2021 and March 31, 2021, respectively, approximated their fair values, which are based on quoted prices in active markets for identical securities.
The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at September 30, 2021 and March 31, 2021 in determining such values (in thousands):

	As of September 30, 2021				As of March 31, 2021
	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$100,000	$100,000	$—	$—	$114,000	$114,000	$—	$—
(F) Recent Accounting Pronouncements:
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU No. 2016-13"). ASU 2016-13 requires that financial assets measured at amortized cost, such as loans, accounts and trade receivables and investments, be represented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. ASU No. 2016-13 requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief", which allows for a transition election on certain instruments and is effective for Small Reporting Companies for fiscal years beginning after December 15, 2022 and interim periods in those fiscal years. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments — Credit Losses", which amends certain aspects of ASU NO. 2016-13, including transition relief for trouble debt restructuring, among other topics. While the Company does not expect the adoption of this guidance to materially impact the Company's consolidated financial statements and accompanying notes because it does not currently have any investments or trade receivables outstanding, the impact on the Company's consolidated financial statements and accompanying notes will depend on the facts and circumstances of any specific future transactions.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not, believed by management to have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.
Note 3—License and Collaboration Agreements
(A) The University of Massachusetts Medical School Exclusive License Agreement:
In December 2018, the Company entered into an exclusive license agreement (the "UMMS Agreement") with the University of Massachusetts Medical School ("UMMS"), pursuant to which the Company received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively. During the three and six-months ended September 30, 2021, the Company incurred a total of $6.9 million and $10.3 million, respectively, of program-specific costs related to its AXO-AAV-GM1 and AXO-AAV-GM2 programs within research and development expenses in its unaudited condensed consolidated statements of operations and $0.4 million and $0.8 million during the three and six-months ended September 30, 2020, respectively. The Company paid UMMS a total of $0.3 million and $1.9 million during the three and six-months ended September 30, 2021, respectively, and $12 thousand during the three and six-months ended September 30, 2020.

(B) Oxford Biomedica License Agreement:
In June 2018, the Company entered into an exclusive license agreement ("the Oxford Agreement") with Oxford Biomedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. The Company incurred $0.5 million and $1.0 million of AXO-Lenti-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations during the three and six-months ended September 30, 2021, respectively, and $1.7 million and $3.4 million during the three and six-months ended September 30, 2020, respectively. The Company paid Oxford a total of $0 and $22 thousand during the three and six-months ended September 30, 2021, respectively, and $0.6 million and $1.1 million during the three and six-months ended September 30, 2020, respectively.
Note 4—Investment in Arvelle Therapeutics B.V.
In February 2021, the Company sold its investment of 8.1 million shares of nonredeemable preferred stock (the "Arvelle Shares") of Arvelle Therapeutics B.V. ("Arvelle") to a third party as part of that third party's cash acquisition of all of the outstanding equity of Arvelle. In exchange, the Company received an upfront payment of approximately $11.6 million, in addition to a future payment to be received of approximately $1.2 million that is being held in escrow until August 2022 and that is recorded as restricted cash in the Company's unaudited condensed consolidated balance sheet at September 30, 2021, as well as the right to receive up to an additional total of $7.0 million in potential future regulatory and sales milestone payments (collectively, the "Arvelle Sale"). The Company originally purchased its Arvelle Shares in February 2019 and May 2020 in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by the Company to Arvelle. The Company recorded a net gain of approximately $4.7 million to other non-operating income in the Company's consolidated statement of operations upon the closing of the Arvelle Sale in February 2021, as well as a gain of approximately $4.3 million recorded to other non-operating income in the Company's consolidated statement of operations and to receivable from sale of long-term investment in its consolidated balance sheet upon the achievement of a regulatory milestone in March 2021 that was collected during the three months ended June 30, 2021.
Note 5—Accrued Expenses
As of September 30, 2021, and March 31, 2021, accrued expenses consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Research and development expenses	$4,625	$6,091
Bonuses and other compensation expenses	1,893	2,331
Other expenses	848	774
Total accrued expenses	$7,366	$9,196
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
(B) Transactions:
In February 2020, as part of a follow-on public offering, the Company issued and sold pre-funded warrants to purchase up to 3,301,998 shares of common stock at an offering price of $3.74999 and an exercise price of $0.00001 per pre-funded warrant, which were fully exercised in July 2021. The pre-funded warrants were classified as equity and the fair value of the pre-funded warrants was recorded as a credit to additional paid-in capital and was not subject to remeasurement.

The Company has engaged SVB Leerink LLC as its agent to sell shares of the Company's common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC receives compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common stock sold. During the six months ended September 30, 2020, which was the inception of this program, the Company sold approximately 7.6 million shares of its common stock for total proceeds of approximately $24.0 million, net of brokerage fees. During the six months ended September 30, 2021, the Company sold approximately 0.2 million shares of its common stock for total proceeds of approximately $0.5 million, net of brokerage fees, under this program. As of September 30, 2021, the Company sold a total of approximately 29.8 million shares of its common stock for aggregate proceeds of approximately $90.9 million, net of brokerage fees, under and since the inception of this program. Subsequent to September 30, 2021, the Company sold approximately 0.5 million shares of its common stock for total proceeds of approximately $1.1 million, net of brokerage fees, through SVB Leerink LLC as placement agent (see Note 10).
Note 8—Stock-Based Compensation
(A) Amended and Restated 2015 Equity Incentive Plan:
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was (i) amended and restated in June 2017 by its Board of Directors and became effective upon stockholder approval in August 2017, (ii) further amended and restated in October 2020 by its Board of Directors, and (iii) further amended and restated in August 2021 by its Board of Directors and became effective upon stockholder approval in September 2021 (the "2015 Plan"). In April 2021 and April 2020, the number of shares of common stock authorized for issuance under the 2015 Plan increased automatically by 2.8 million and 1.6 million, respectively, in accordance with the terms of the 2015 Plan. Upon amendment and restatement by the Company's board of directors and stockholder approval of the 2015 Plan in August 2021 and September 2021, respectively, the number of shares of common stock authorized for issuance under the 2015 Plan increased by 5.0 million. At September 30, 2021, totals of 13.4 million shares of common stock were authorized for issuance and 7.4 million shares of common stock were available for future issuance under the 2015 Plan.
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
Stock options granted under the 2015 Plan provide option holders, if provided for by the terms of the option agreement or if approved by the Board of Directors, the right to exercise their options prior to vesting. In the event that an option holder exercises the unvested portion of any option, such unvested portion will be subject to a repurchase option held by the Company at the lower of (i) the fair market value of its common stock on the date of repurchase and (ii) the exercise price of the options. Any shares of common stock underlying such unvested portion will continue to vest in accordance with the original vesting schedule of the option.
During the six months ended September 30, 2021 and 2020, the Company granted options to purchase totals of 1.6 million shares and 0.4 million shares, respectively, of its common stock under the 2015 Plan, with weighted-average exercise prices of $2.47 and $3.45, respectively, and estimated aggregate grant date fair values of $3.3 million and $1.1 million, respectively. There were no options with market-based performance conditions granted under the 2015 Plan during the six months ended September 30, 2021 and 2020. At September 30, 2021, options to purchase a total of 3.5 million shares of common stock were outstanding under the 2015 Plan with a weighted-average exercise price of $7.71 per share, including options with market-based performance conditions to purchase 0.4 million shares of common stock at a weighted average exercise price of $8.87 per share. At September 30, 2021, vested options to purchase a total of 1.0 million shares of common stock were outstanding under the 2015 Plan, with no options with market-based performance conditions vested and outstanding. During the six months ended September 30, 2021 and 2020, the aggregate grant date fair values of stock options that vested under the 2015 Plan were $1.5 million and $2.5 million, respectively.

(C) Restricted Stock Units:
RSUs granted during the six months ended September 30, 2021 and September 30, 2020 vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service. Of the total number of RSUs granted in September 2019 representing approximately 0.3 million shares of the Company's common stock, one-half vested on January 31, 2020 and the remaining one-half vested on July 31, 2020, subject to continuing service. During the six months ended September 30, 2021 and September 30, 2020, the Company granted RSUs for totals of 1.2 million and 1.0 million shares, respectively, of its common stock to its employees under the 2015 Plan, with aggregate grant date fair values of $3.1 million and $3.4 million, respectively. At September 30, 2021, RSUs for approximately 1.9 million shares of common stock were outstanding, of which approximately 0.2 million were vested. During the six months ended September 30, 2021 and September 30, 2020, the total grant date fair values of RSUs that vested under the 2015 Plan were $0.9 million and $1.0 million, respectively.
(D) Stock-based Compensation Expense:
The Company recorded total stock-based compensation expense of $1.4 million and $2.7 million for the three and six-months ended September 30, 2021, respectively, and $1.1 million and $2.7 million for the three and six-months ended September 30, 2020, respectively, related to options and RSUs granted to its employees and directors, excluding stock-based compensation expense allocated to the Company from its affiliate, Roivant Sciences Ltd. ("RSL") (see Note 8(E)). This stock-based compensation expense was included in research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. At September 30, 2021, total unrecognized compensation expense for unvested outstanding option and RSU equity awards of the Company's common stock granted to its employees and directors under the 2015 Plan was $9.4 million, which is expected to be recognized over a remaining weighted-average service period of 2.16 years.
(E) RSL Equity Instruments:
Certain employees of the Company have been granted RSL equity instruments for which the Company recognized stock-based compensation expense of $5.9 million and $5.9 million during the three and six-months ended September 30, 2021, respectively, and which is recorded to general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. Certain of these RSL equity instruments were granted to the Company's Chief Executive Officer, which will vest upon the achievement of both time-based service requirements and liquidity requirements on or before the grant expiration date of March 31, 2026. The liquidity vesting event requirement was determined to be met upon the closing of RSL's business combination with Montes Archimedes Acquisition Corp., a special purpose acquisition company, on September 30, 2021. Accordingly, the Company commenced recognition of stock-based compensation expense for the RSL equity instruments held by the Company's Chief Executive Officer on September 30, 2021. At September 30, 2021, total unrecognized compensation expense for such unvested outstanding RSL equity instruments granted to the Company's Chief Executive Officer was $1.7 million.
Note 9—Commitments and Contingencies
As of September 30, 2021, the Company had entered into commitments under the UMMS Agreement (see Note 3(A)), the Oxford Agreement (see Note 3(B)), services agreements with certain of RSL's wholly owned subsidiaries and agreements to rent office space. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days' written notice, unless otherwise indicated. Further, certain of the Company's manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.
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

Note 10—Subsequent Events
Subsequent to September 30, 2021, the Company sold approximately 0.5 million shares of its common stock for total proceeds of approximately $1.1 million, net of brokerage fees, through SVB Leerink LLC as placement agent.
In November 2021, the Company entered into a lease agreement that commenced for a research and development facility and related office space in Durham, North Carolina, with an initial term expiring in December 2024. The total amount of undiscounted contractual rent obligations due under this lease agreement is approximately $1.9 million. This lease is classified as an operating lease in accordance with the provisions of ASU No. 2016-02, "Topic 842 — Leases".

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
Overview
We are a clinical-stage company focused on developing gene therapies to radically transform the lives of patients with neurodegenerative diseases. We currently have three clinical-stage programs: (i) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which we have completed the targeted enrollment and dosing of five patients in the late-infantile/juvenile (Type II) low-dose cohort of Stage 1 and three late-infantile/juvenile (Type II) patients in the higher-dose cohort of the study, and we continue to collect information from additional Type II patients for potential enrollment in Stage 2 of the trial. Screening of Type I (infantile-onset) patients for the low- and high-dose cohorts has been initiated and we have dosed two early infantile (Type I) patients - one in August 2021 and the other in September 2021; (ii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) for which we received clearance for the investigational new drug ("IND") from the FDA in November 2020, and in which we dosed the first three infantile patients in January 2021, May 2021 and September 2021 and we expect continued patient identification, screening, and enrollment in Stage 1 of the dose-ranging trial throughout 2021; and (iii) the AXO-Lenti-PD program for the treatment of Parkinson's disease, comprised of the ProSavin Phase 1/2 study in which 15 patients were previously dosed and the AXO-Lenti-PD SUNRISE-PD study in which we have dosed two patients in Cohort 1 of the dose-escalation study and four patients in Cohort 2.
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

In the conduct of our business activities, we are also taking actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. We are continuing to evaluate clinical trial site initiations and patient enrollment on a case-by-case and patient-by-patient basis in coordination with clinical trial investigators and site staff. Some clinical trial sites, both within the United States and the United Kingdom, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. Our clinical trial progression, dosing, patient enrollment and related activities may be delayed, and reporting of some clinical data may be incomplete or delayed if patients enrolled in our clinical trials are unable to fully participate in all necessary measurement protocols, due to concerns among patients about participating in clinical trials during a pandemic, or remaining restrictions imposed by institutions or local, state or national governments, among other factors. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, patients in our clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 are infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic or if they have not received or are not eligible to receive COVID-19 vaccinations. Additionally, our clinical trial for AXO-Lenti-PD can involve elderly patients with advanced disease who may be unable to participate in clinical assessments at our research sites in the United Kingdom. For example, because of the COVID-19 pandemic and a patient refusal, two out of four patients in the second cohort of our Phase 1/2 clinical trial of AXO-Lenti-PD at our United Kingdom clinical trial sites were unable to participate in Unified Parkinson’s Disease Rating Scale ("UPDRS") assessments and the mandatory washout of background levodopa therapy at the six-month time point, and two out of four patients were unable to complete the UPDRS Part II and III evaluations at month 12. However, all four of these subjects were able to complete all other efficacy assessments at the six- and 12-month timepoints, including the patient-recorded Hauser diaries. We are working with sites and investigators to ensure safe and ethical data collection at future time points through the pandemic in accordance with regulatory guidance. While the COVID-19 pandemic has not resulted in a significant delay to our clinical development timelines to-date, the global pandemic of COVID-19 continues to evolve, including as variant strains of the virus emerge, and could materially impact our clinical development and any future commercialization timelines.
Our business, including patient enrollment and CMC manufacturing efforts for our clinical trials, could continue to be adversely impacted by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. We are also dependent on an international supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. While the COVID-19 pandemic has not significantly adversely impacted our business operations, international supply chain, productivity or clinical development timelines to-date, the reintroduction of health directives and recommendations to reduce the spread of the disease, including new outbreaks or emerging variant strains of the virus, may continue to negatively impact productivity, disrupt our business or international supply chain and delay our clinical programs and timelines in the future, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
The ultimate impact and evolving effects of the COVID-19 pandemic or a similar health epidemic are highly uncertain and subject to change. While vaccines have become available in certain countries and some economies have reopened, we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. Future waves of outbreak or new variant strains of the virus may require re-closures or other preventative measures. These effects could harm our operations, and we will continue to monitor the COVID-19 situation closely. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Key Business Updates
AXO-AAV-GM1 and AXO-AAV-GM2 Programs (Including Tay-Sachs and Sandhoff diseases)
AXO-AAV-GM1
In October 2021, we announced that the FDA granted Fast Track Designation to AXO-AAV-GM1.
We believe the favorable tolerability in the low-dose cohort supports continued enrollment of patients in the high-dose cohort (4.5×1013 vg/kg), in which three Type II patients have now been dosed without complications.
In October 2021, we presented new biomarker and clinical follow-up data from five Type II (late-infantile to juvenile) patients in the low-dose cohort and the initial two Type II patients in the high-dose cohort of our ongoing Phase 1/2 study of AXO-AAV-GM1 at the European Society of Gene & Cell Therapy ("ESGCT") Virtual Congress (the "October 2021 ESGCT Virtual Congress"). AXO-AAV-GM1 was generally well-tolerated at both low- and high-doses with the majority of adverse events considered mild to moderate. To date, there have been no reported serious adverse events ("SAE" or "SAEs") attributed to AXO-AAV-GM1 in any patients and no adverse events leading to study withdrawal in any patients. One SAE, in which a patient experienced focal seizures due to disease progression and was considered to be unrelated to the investigational drug product, was reported. No liver-related adverse events required clinical intervention or had associated clinical sequelae and no clinically relevant changes were observed in complement factors, platelet count or other liver function tests. Data demonstrate a dose-dependent improvement in key biomarkers of disease activity, including β-galactosidase enzyme activity in the serum and GM1 ganglioside activity in the cerebrospinal fluid ("CSF"). Serum β-galactosidase activity achieved a normal range, increasing by 12× and 17× pre-treatment levels, respectively, in both patients in the high-dose cohort at six months. All five patients in the low-dose cohort saw a 1.3-2.3× increase in the same timeframe. Levels of CSF GM1 ganglioside, the toxic substrate that accumulates in patients with GM1 gangliosidosis and that is associated with disease activity, were normalized in both patients in the high-dose cohort with 42% and 72% reductions, respectively, at six months. GM1 ganglioside levels were below baseline in all five low-dose patients at 12 months. Magnetic resonance imaging assessment of total brain volume and ventricular volume, which decrease and increase, respectively, in the natural history of the disease, showed the following in the low-dose cohort at 12 months: Total brain volume (excluding ventricles) was maintained within ± 5% in all five patients and ventricular volume remained within ± 15% in four patients and increased by 104% in one patient. There was no clinical evidence of overt disease progression in four of five low-dose patients at 12 months and both high-dose patients at six months as assessed by measures of development including the Vineland Adaptive Behavior Scales 3rd Edition and Upright and Floor Mobility scales.
The completion of the enrollment and dosing of five patients in the late-infantile/juvenile (Type II) low-dose cohort of stage 1 and three late-infantile/juvenile (Type II) patients in the higher-dose cohort of the study achieved the targeted enrollment of Type II patients in Stage 1 (dose-escalation) of the trial. We continue to collect information from additional Type II patients for potential enrollment in Stage 2 of the trial, the screening of Type I (infantile-onset) patients for the low- and high-dose cohorts has been initiated and to date we have dosed two Type I patients at the low dose. In the first half of calendar 2022, we intend to present a data update from Stage 1 of the trial, including both Type I (early-infantile) and Type II patients, at scientific conferences, and we also intend to engage with the FDA to review Stage 1 data and discuss next steps for clinical development.
AXO-AAV-GM2
The current Phase 1/2 study (NCT04669535) is an open-label, two-stage clinical trial designed to evaluate safety and dose escalation (Stage 1) and safety and efficacy (Stage 2) of surgical delivery of AXO-AAV-GM2 directly to the brain and spinal cord of pediatric participants with both infantile and juvenile GM2 gangliosidosis (also known as Tay-Sachs or Sandhoff diseases). In November 2021, we announced that the FDA granted Fast Track Designation to AXO-AAV-GM2. We have dosed the first three patients in the clinical trial under this IND in January 2021, May 2021 and September 2021, and we expect continued patient identification, screening, and enrollment in Stage 1 of the dose-ranging trial throughout 2021. The vector dose administration is divided into an intra-thecal and bilateral intra-thalamic administrations. The first patient received a total dose of 1.42×1014 vg and the subsequent two patients received a total dose of 1.95×1014 vg.

AXO-Lenti-PD Program
SUNRISE-PD Phase 1/2 Clinical Trial of AXO-Lenti-PD
We reported 12-month data from the four patients dosed in Cohort 2 of the SUNRISE-PD study at the October 2021 ESGCT Virtual Congress. We successfully completed a scientific advice meeting with the MHRA in the U.K. regarding the AXO-Lenti-PD clinical development program, and the MHRA provided guidance on the appropriate development pathway for completion of the Phase 1 dose-ranging study. Topics that were discussed at this meeting included the acceptability of a comparability protocol between the prior adherent and new suspension-based manufacturing process, and a new device administration system to support bilateral simultaneous infusions. Three GMP batches have successfully completed fill and finish, achieving target titers using an updated suspension-based manufacturing process. We are awaiting final testing of these batches to support certification by a Qualified Person of at least one batch for use as clinical trial material in the fourth calendar quarter of 2021. We expect to provide a program update in the first calendar quarter of 2022.
We reported 24-month data from Cohort 1 in the open-label, dose-escalation SUNRISE-PD Phase 1/2 study at the October 2021 ESGCT Virtual Congress. AXO-Lenti-PD was observed to be generally well tolerated, with no serious adverse events attributable to the gene therapy. At month 24, the patients experienced an average improvement from baseline in UPDRS III (motor) score, in the state "OFF" levodopa therapy, of 20.5 points, representing an average improvement of 35% from baseline. Individual patient improvements from baseline at 24 months of 27 points and 14 points were observed (from 60 to 33 and from 58 to 44, respectively). Previously, at six- and 12-months post-dosing, these patients demonstrated average 17-point and 22-point changes from baseline, respectively, or 29% and 37% improvements, respectively, on the same scale. Only one of two patients in Cohort 1 was able to record a Hauser diary. Improvements were observed across various diary measures from baseline to 24 months for the single patient. The Parkinson's Disease Questionnaire-39 score index, a well-validated quality of life measure in Parkinson’s disease, demonstrated an average 15-point change from baseline for the patients in Cohort 1, or 30% improvement from baseline to 12 months. In addition, the patients experienced an average improvement of 13.5 points from baseline on the UPDRS Part II (activities of daily living) "OFF" score at 24 months post-dosing, representing an average improvement of 44% from baseline, and an average improvement of 2.5 points from baseline on the UPDRS Part IV (complications of therapy) "OFF" score at 24 months post-dosing. The 12- and 24-month timepoints are both considered important timeframes for assessment of therapeutic response, differentiation from sham/placebo effect, and durability of gene therapy in Parkinson’s disease.
The target dose being tested in Cohort 2 is 9.0×106 transducing units, which is three times higher than the dose used in Cohort 1. AXO-Lenti-PD was observed to be generally well-tolerated in this cohort also, with no SAEs attributable to the gene therapy. In October 2020, we reported that all four patients in the cohort were able to complete the six-month evaluations that do not require an inpatient visit (Hauser diary, Levodopa Equivalent Daily Dose), and only two of the four were able to complete the UPDRS Part II and III evaluations – one patient refused this evaluation and the other was not able to be seen in the clinic since it was closed due to COVID-19 response measures. For the same reasons, only two of the four patients were able to complete the UPDRS Part II and III evaluations at month 12. At both the six- and 12-month evaluations, UPDRS Part II (activities of daily living) and UPDRS Part III (motor) scores, in the state "OFF" levodopa therapy, were stable or improved compared to baseline in all patients with available data. At month 12, the patients experienced an average improvement from baseline in UPDRS Part III (motor) OFF score of 14 points, representing an average improvement of 29% from baseline. Individual patient improvements from baseline at 12 months of 23 and 5 points were observed. Similarly, at 12 months, the patients experienced an improvement in the UPDRS Part II (quality of life) OFF score of 4 points, which represents a 27% improvement. Individual patients’ improvement from baseline were 8 and 0 points. The Hauser diary was completed by all four patients and demonstrated an improvement from baseline of 2.1 hours in OFF time and 1.8 hours in good ON time.
Financial Operations Overview
Revenue
We have not generated any revenue from the sale of any products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and begin to commercialize one of our gene therapy product candidates in development.
Research and Development Expenses
Since our inception, our operations have primarily been focused on organizing and staffing our company, raising capital, and acquiring, preparing for and advancing our product candidates into clinical development. Our research and development expenses include program-specific costs, as well as unallocated internal costs.

Program-specific costs include:
•direct third-party costs, which include expenses incurred under agreements with CROs and contract manufacturing organizations, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, and any other third-party expenses directly attributable to the development of our product candidates; and
•upfront payments for the purchase of in-process research and development and milestone payments, which include costs incurred under our agreements with the University of Massachusetts Medical School ("UMMS") and Oxford Biomedica (UK) Ltd. ("Oxford").
Unallocated internal costs include:
•stock-based compensation expense for research and development personnel;
•personnel-related expenses, which include employee-related expenses, such as salaries, benefits and travel expenses, for research and development personnel; and
•other expenses, which include laboratory facility rental costs and research and development equipment depreciation expenses, as well as the cost of consultants who assist with our research and development but are not allocated to a specific program.
Research and development activities will continue to be central to our business model and will vary significantly based upon the success of our programs and the achievement of milestones requiring payments to our partners, UMMS and Oxford. We plan to substantially increase our research and development expenses in the fiscal year ending March 31, 2022, as we continue the enrollment of patients in our GM1 and GM2 clinical trials, and commission the manufacturing of clinical supplies for these trials. As well, we anticipate that Oxford will complete the development of a suspension-based manufacturing process for AXO-Lenti-PD this fiscal year, and, as a result, we will be responsible for one or more batches of clinical supplies for this program.
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
General and Administrative Expenses
General and administrative expenses consist primarily of stock-based compensation, including stock-based compensation allocated to us from our affiliate, Roivant Sciences Ltd. ("RSL"), for RSL equity instruments granted to certain of our employees (primarily our Chief Executive Officer); other employee-related expenses such as salaries, benefits and travel expenses for our general and administrative personnel; non-employee benefit insurance premiums; third-party legal and accounting fees; information technology costs; office rent, fixed asset depreciation and other overhead costs; and consulting services. In the near term, we anticipate that:
•excluding stock-based compensation expense, our general and administrative expenses will at least approximate those incurred during the six months ended September 30, 2021; and
•our quarterly general and administrative stock-based compensation expense will decline significantly on a quarterly basis relative to that incurred during the three months ended September 30, 2021, which included $5.9 million of stock-based compensation expense associated with certain RSL equity instruments held by our Chief Executive Officer for which expensing commenced upon the liquidity event vesting condition being met upon the closing of RSL's business combination with Montes Archimedes Acquisition Corp. ("MAAC") on September 30, 2021.
Results of Operations for the Three and Six-Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three and six-months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development expenses
(includes stock-based compensation expense of $489 and $458 for the three months ended September 30, 2021 and 2020 and $921 and $1,021 for the six months ended September 30, 2021 and 2020, respectively)	$11,448	$5,058	$6,390	$19,506	$10,252	$9,254
General and administrative expenses
(includes stock-based compensation expense of $6,809 and $650 for the three months ended September 30, 2021 and 2020 and $7,698 and $1,677 for the six months ended September 30, 2021 and 2020, respectively)	9,748	4,491	5,257	13,607	9,131	4,476
Total operating expenses	21,196	9,549	11,647	33,113	19,383	13,730
Interest expense	11	1	10	12	797	(785)
Other expense (income)	30	580	(550)	10	(1,486)	1,496
Loss before income tax benefit	(21,237)	(10,130)	(11,107)	(33,135)	(18,694)	(14,441)
Income tax benefit	—	(146)	146	(28)	(116)	88
Net loss	$(21,237)	$(9,984)	$(11,253)	$(33,107)	$(18,578)	$(14,529)

Research and Development Expenses
Our research and development expenses during the three and six-months ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Program-specific costs:
AXO-AAV-GM1 and AXO-AAV-GM2	$6,906	$415	$6,491	$10,324	$800	$9,524
AXO-Lenti-PD	475	1,729	(1,254)	1,033	3,387	(2,354)
Unallocated internal costs:
Personnel-related	2,163	1,680	483	4,663	3,640	1,023
Stock-based compensation expense	489	458	31	921	1,021	(100)
Other	1,415	776	639	2,565	1,404	1,161
Total research and development expenses	$11,448	$5,058	$6,390	$19,506	$10,252	$9,254
Research and development expenses were $11.4 million for the three months ended September 30, 2021 and $5.1 million for the three months ended September 30, 2020, increasing by $6.3 million. Research and development expenses were $19.5 million for the six months ended September 30, 2021 and $10.3 million for the six months ended September 30, 2020, increasing by $9.2 million. The three and six-month increases were primarily related to increases in:
(i) AXO-AAV-GM1 clinical trial material manufacturing expenses for the planned enrollment of infantile patients in the high-dose cohort, as well as clinical trial expenses due to the enrollment of the juvenile patients in the high-dose cohort and for the enrollment of infantile patients in the low-dose cohort;
(ii) AXO-AAV-GM2 clinical trial material manufacturing expenses for the planned enrollment of patients in the mid-to-high-dose cohorts (versus the prior year period, when this program was on clinical hold), as well as clinical trial expenses associated with the ongoing enrollment of juvenile patients in the low-dose cohort and for the planned enrollment of patients in the low-to-mid dose cohorts; and
(iii) personnel-related costs primarily due to increased headcount.
These increases were partially offset by decreases in AXO-Lenti-PD costs compared to the prior year periods of $1.3 million and $2.4 million for the three and six-months ended September 30, 2021, respectively, related to: (i) the delays at Oxford, which have not only resulted in lower than expected manufacturing expenses, but have also delayed further clinical studies of AXO-Lenti-PD, and (ii) early development programs that were completed during the quarter ended December 31, 2020 and as a result, development expenses have also decreased in the current year period.
General and Administrative Expenses
General and administrative expenses were $9.7 million for the three months ended September 30, 2021 and $4.5 million for the three months ended September 30, 2020. The increase of $5.2 million was primarily related to $5.9 million of stock-based compensation expense associated with certain RSL equity instruments that are held by our Chief Executive Officer (the "RSL Equity Instruments"), for which expensing commenced upon the liquidity event vesting condition being met upon the closing of RSL's business combination with MAAC on September 30, 2021. Going forward, these charges are expected to decline significantly on a quarterly basis. Excluding the $5.9 million of stock-based compensation expense recorded for the RSL Equity Instruments during the three months ended September 30, 2021, general and administrative expenses decreased by $0.7 million primarily related to: (i) reductions in tax and legal fees resulting primarily from the simplification of our corporate structure and the domestication of Sio Gene Therapies Inc. from Bermuda to Delaware that was completed in November 2020, and (ii) decreased rent expense due to the downsizing of our New York office footprint.
General and administrative expenses were $13.6 million for the six months ended September 30, 2021 and $9.1 million for the six months ended September 30, 2020. The increase of $4.5 million was primarily related to $5.9 million of stock-based compensation expense recorded for the RSL Equity Instruments during the six months ended September 30, 2021. Going forward, these charges are expected to decline significantly on a quarterly basis. Excluding the $5.9 million of stock-based compensation expense recorded for the RSL Equity Instruments during the six months ended September 30, 2021, general and administrative expenses decreased by $1.4 million primarily related to: (i) decreased rent expense due to the downsizing of our New York office footprint, and (ii) reductions in tax, legal, auditing and accounting fees resulting primarily from the simplification of our corporate structure and the domestication of Sio Gene Therapies Inc. from Bermuda to Delaware that was completed in November 2020.

Interest Expense
Interest expense was $11 thousand and $12 thousand for the three and six- months ended September 30, 2021, and $1 thousand and $0.8 million for the three and six-months ended September 30, 2020. The decrease in interest expense during the six months ended September 30, 2021 compared to the prior year period was due to the April 2020 prepayment in full of the $15.7 million outstanding principal balance on our loan and security agreement with Hercules Capital, Inc. ("Hercules").
Other Expense (Income)
Other expense was $30 thousand and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. Other expense for the three months ended September 30, 2021 consisted primarily of foreign exchange losses, partially offset by interest income. Other expense for the three months ended September 30, 2020 consisted primarily of foreign exchange losses, partially offset by interest income.
Other expense (income) was $10 thousand and $(1.5) million for the six months ended September 30, 2021 and 2020, respectively. Other expense for the six months ended September 30, 2021 consisted primarily of foreign exchange losses, partially offset by interest income. Other income for the six months ended September 30, 2020 included income of approximately $2.2 million associated with the exercise of a right to purchase convertible preferred stock in Arvelle Therapeutics B.V. ("Arvelle") that was sold in February 2021, partially offset by foreign exchange losses.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common stock and pre-funded warrants, as well as borrowings under our credit facilities. As of September 30, 2021, we had $101.7 million of cash and cash equivalents available to us, and in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due under our loan and security agreement with Hercules.
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
For the six months ended September 30, 2021 and the fiscal year ended March 31, 2021, we incurred net losses of $33.1 million and $32.4 million, respectively. As of September 30, 2021, our cash and cash equivalents totaled $101.7 million and our accumulated deficit was $824.2 million. We estimate that our current cash and cash equivalents balance is sufficient to support operations into the fourth calendar quarter of 2022, including beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis.
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
In order to continue as a going concern and to meet our long-term operating requirements, we will need, among other things, additional capital resources. Although we have successfully obtained financing in the past, future financing activities that are not probable of being implemented and probable of alleviating the conditions that raise substantial doubt are not permitted to be included in our assessment of our liquidity. Due to these uncertainties, there is substantial doubt about our ability to continue as going concern. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. In addition, extreme price and volume fluctuations in the stock market in general, and the Nasdaq Global Select Market, in particular, have resulted in volatile and sometimes decreased stock prices for many companies, including us. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance, and impact our ability to raise sufficient additional capital on acceptable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
At-the-Market Equity Offering Program
We have engaged SVB Leerink LLC as our agent to sell shares of our common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our shares of common stock sold. During the six months ended September 30, 2020, which was the inception of this program, we sold approximately 7.6 million shares of our common stock for total proceeds of approximately $24.0 million, net of brokerage fees, under this program. During the six months ended September 30, 2021, we sold approximately 0.2 million shares of our common stock for total proceeds of approximately $0.5 million, net of brokerage fees, under this program. As of September 30, 2021, we sold a total of approximately 29.8 million shares of our common stock for aggregate proceeds of approximately $90.9 million, net of brokerage fees, under and since the inception of this program. Subsequent to September 30, 2021, we sold approximately 0.5 million shares of our common stock for total proceeds of approximately $1.1 million under this program, net of brokerage fees.

Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Six Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(21,919)	$(25,323)
Net cash provided by (used in) investing activities	4,149	(130)
Net cash provided by financing activities	479	7,872
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and stock-based compensation expenses, as well as the effect of changes in working capital and other activities.
For the six months ended September 30, 2021, net cash used in operating activities was $21.9 million and was primarily attributable to a net loss of $33.1 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to a decrease of $1.8 million in accrued expenses, which were partially offset by $8.6 million of non-cash stock-based compensation expense, a decrease in prepaid expenses and other current assets of $3.0 million and an increase in accounts payable of $1.3 million.
For the six months ended September 30, 2020, net cash used in operating activities was $25.3 million and was primarily attributable to a net loss of $18.6 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, a decrease in accrued expenses of $3.5 million, an increase in prepaid expenses and other current assets of $2.4 million, a decrease in accounts payable of $2.2 million, and a gain of $2.2 million associated with the exercise of a right to purchase convertible preferred stock in Arvelle that was sold in February 2021, which were partially offset by $2.7 million of non-cash stock-based compensation expense.
Investing Activities
Net cash provided by investing activities was $4.1 million for the six months ended September 30, 2021 and consisted primarily of $4.3 million of cash proceeds from the sale of our long-term investment in Arvelle, partially offset by purchases of fixed assets. Net cash used in investing activities was $0.1 million for the six months ended September 30, 2020 and related to purchases of fixed assets.
Financing Activities
For the six months ended September 30, 2021, net cash provided by financing activities was approximately $0.5 million and consisted of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Leerink LLC. For the six months ended September 30, 2020, net cash provided by financing activities was approximately $7.9 million and consisted primarily of $23.5 million of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Leerink LLC, partially offset by $15.7 million of principal payments made on long-term debt.
Contractual Obligations
Our contractual obligations did not materially change during the six months ended September 30, 2021 as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2021.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC’s rules.

Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these unaudited condensed consolidated financial statements and accompanying notes requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include research and development accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 2, "Summary of Significant Accounting Policies," to our audited consolidated financial statements in our Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are "critical accounting estimates." We believe that our estimates relating to research and development accruals have the greatest potential impact on our consolidated financial statements and accompanying notes and consider these to be our critical accounting policies and estimates and are "critical accounting estimates." There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates described in our Annual Report.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of September 30, 2021, we had total cash and cash equivalents and restricted cash of $102.9 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities, and restricted cash consisting of non-interest-bearing deposits denominated in the U.S. dollar. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.
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

Item 1A.         Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed, and the trading price of our common stock could decline. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.
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
Our business and operations, including patient enrollment and Chemistry, Manufacturing and Controls ("CMC") manufacturing efforts for our clinical trials, could continue to be adversely impacted by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the global COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted and may continue to significantly impact our industry and the global economy. These and similar, and perhaps more severe, disruptions in our operations, our industry and the global economy could negatively impact our business, operating results and financial condition.
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

In addition, our clinical trials have been affected by the COVID-19 pandemic, including emerging variant strains of the virus. Clinical trial progression, dosing, patient enrollment and related activities have been delayed due to concerns among patients about participating in clinical trials during a pandemic, and reporting of some clinical data may be incomplete or delayed if patients enrolled in our clinical trials are unable to fully participate in all necessary measurement protocols as a result of any such hospital resource prioritization, patient participation concerns or other factors associated with the COVID-19 pandemic. Federal, state, and local guidelines for reopening in the United States and United Kingdom, where our clinical trials are being run, may negatively impact our ability to enroll additional patients in any of our clinical programs. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, patients in our clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 are infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic or if they have not or are not eligible to receive COVID-19 vaccinations. Additionally, our clinical trial for AXO-Lenti-PD can involve elderly patients with advanced disease who may be unable to participate in clinical assessments at our research sites in the United Kingdom. For example, because of the COVID-19 pandemic and a patient refusal, two out of four patients in the second cohort of our Phase 1/2 clinical trial of AXO-Lenti-PD at our United Kingdom clinical trial sites were unable to participate in Unified Parkinson’s Disease Rating Scale ("UPDRS") assessments and the mandatory washout of background levodopa therapy at the six-month time point, and two of four patients were unable to complete the UPDRS Part II and III evaluations at month 12. However, all four of these subjects were able to complete all other efficacy assessments at the six- and 12-month timepoints, including the patient-recorded Hauser diaries. We are working with sites and investigators to ensure safe and ethical data collection at future time points through the pandemic in accordance with regulatory guidance. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions or local, state or national governments, could adversely impact our clinical trial operations.
The ultimate impact and evolving effects of the COVID-19 pandemic or a similar health epidemic are highly uncertain and subject to change. While vaccines have become available in certain countries and some economies have reopened, we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. Future waves of outbreak or new variant strains of the virus may require re-closures or other preventative measures. These effects could harm our operations, and we will continue to monitor the COVID-19 situation closely.
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

We estimate that our current cash and cash equivalents balance is sufficient to support operations into the fourth calendar quarter of 2022, including beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis. Although we have successfully obtained financing in the past, future financing activities that are not probable of being implemented and probable of alleviating the conditions that raise substantial doubt are not permitted to be included in our assessment of our liquidity. Due to these uncertainties, there is substantial doubt about our ability to continue as going concern. In order to continue as a going concern and to meet our long-term operating requirements, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time, or potentially resulting in us discontinuing our operations.
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
For the six months ended September 30, 2021 and the fiscal year ended March 31, 2021, we incurred net losses of $33.1 million and $32.4 million, respectively. As of September 30, 2021, our cash and cash equivalents totaled $101.7 million and our accumulated deficit was $824.2 million. We estimate that our current cash and cash equivalents balance is sufficient to support operations into the fourth calendar quarter of 2022, including beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis.

In order to continue as a going concern and to meet our long-term operating requirements, we will need, among other things, additional capital resources. Although we have successfully obtained financing in the past, future financing activities that are not probable of being implemented and probable of alleviating the conditions that raise substantial doubt are not permitted to be included in our assessment of our liquidity. Due to these uncertainties, there is substantial doubt about our ability to continue as going concern. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time, or potentially resulting in us discontinuing our operations.
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
Under our agreements with the University of Massachusetts Medical School ("UMMS") and Oxford, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and payments based on product sales, as well as other material obligations. Some of these milestones require us to make payments prior to generating any product sales. We may not have sufficient funds available to meet our obligations at such time as any of these payments become due, in which case our development efforts would be harmed. Further, failure to make these payments or to meet our other material obligations may result in our counterparties pursuing various remedies under those agreements that could harm our operations.
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
Our financial performance will depend in significant part on our senior management team and key employees with expertise in the gene therapy development field. We are highly dependent on the skills and leadership of our management team. Our senior management and key employees may terminate their position with us at any time. For example, our Chief Research and Development Officer recently resigned from his position. If we lose one or more members of our senior management team or key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing these individuals may be difficult, cause disruption, and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain "key person" insurance for any of our executives or other employees.
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
Agilis Biotherapeutics, which was acquired by PTC Therapeutics, is developing AGIL-AADC, another AAV virus-based vector gene therapy that delivers the Aromatic L-Amino Acid Decarboxylase ("AADC") gene, for the treatment of AADC deficiency, a rare disorder that involves loss of AADC gene function. In addition, Deep-Brain Stimulation ("DBS") is approved for treating Parkinson’s disease and is marketed by multiple device manufacturers, including Medtronic, Abbott and Boston Scientific. DBS treatment involves permanent placement of hardware in the brain via stereotactic neurosurgery and may require follow-up adjustments or even invasive device replacements. Another surgical approach is Abbvie’s Duopa which is delivered via a port implanted in the abdominal wall. Further efforts are also underway to develop and commercialize new improved formulations of levodopa ("L-dopa"), including Acorda’s Inbrija, for which an NDA was approved by the FDA in December 2018, and Mitsubishi Tanabe’s ND0612. Adjunct therapies are also being developed or have recently been approved to supplement L-dopa therapy, including Sunovion’s sublingual apomorphine and Adamas Pharmaceuticals’ GoCovri. Several companies are also trying to develop other disease modifying therapies that could prevent the progression of Parkinson’s disease. MeiraGTx is developing AAV-GAD, a gene therapy product designed to deliver the GAD gene to increase production of the neurotransmitter GABA to normalize motor circuits. Examples of early stage efforts include Denali Therapeutics’ LRRK2 inhibitors and anti-alpha synuclein antibodies from Prothena/Roche and Biogen, as well as Prevail Therapeutics’ (acquired by Eli Lilly in 2020) pipeline of AAV-based therapeutics targeting lysosomal dysfunction. BlueRock Therapeutics (acquired by Bayer in 2019) is developing an induced pluripotent stem cell-derived (iPSC) dopaminergic neuron therapy for patients with Parkinson’s and will enter a Phase 1 clinical trial in 2021 to evaluate the safety, tolerability, and preliminary efficacy in patients with Parkinson's disease.

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
Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research ("CBER") to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. If we were to engage a National Institutes of Health ("NIH")-funded institution, to conduct a clinical trial, that institution’s institutional biosafety committee as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our gene therapy product candidates. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
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
Although our common stock is listed on the Nasdaq Global Select Market ("Nasdaq"), we cannot assure you that an active trading market for our common stock will be sustained. In addition, as a result of Roivant Sciences Ltd. ("RSL") owning approximately 25.3% of our shares of common stock outstanding as of November 10, 2021, trading in our common stock may be less liquid than the stock of companies with broader public ownership. If an active market for our common stock is not sustained, you may not be able to sell your stock quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

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
•failure to maintain our relationship with UMMS or Oxford or comply with the terms of the UMMS Agreement or the Oxford Agreement;
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
Based on shares of our common stock outstanding as of November 10, 2021, RSL beneficially owns approximately 25.3% of the voting power of our outstanding shares of common stock and has the ability to substantially influence us through this ownership position. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In 2020, RSL closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. ("Sumitomo") that includes a grant to Sumitomo of a right of first refusal with respect to our shares of common stock held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other stockholders, and could impact our ability to undertake certain corporate transactions. RSL recently entered into a business combination agreement with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, pursuant to which RSL has become a publicly-traded corporation. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence our decisions.
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
As of November 10, 2021, 18,577,380 of our outstanding shares of common stock, representing 25.3% of our shares of common stock, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common stock, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common stock, it could negatively affect our stock price. Such a decrease in our stock price could also in turn impair our ability to raise capital through the sale of additional equity securities.
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
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered shares of common stock or preferred stock, debt securities and warrants. We have also entered into a sales agreement with SVB Leerink LLC to sell shares of common stock from time to time through an at-the-market equity offering program with an aggregate offering price of up to approximately $35.2 million remaining available to be sold as of the issuance of the accompanying unaudited condensed consolidated financial statements and notes. To the extent we issue new shares of common stock as a result of needing additional capital, such stock could constitute a material portion of our then outstanding shares of common stock and cause dilution to our existing stockholders.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
On November 10, 2021, the Compensation Committee of our Board of Directors approved the payment of 100% of the applicable target annual bonus for the fiscal year ending March 31, 2022 for each of our employees in full time roles as of November 10, 2021 (including our executive officers), provided that each employee is still employed full time by us when the bonus is paid in April 2022.

Item 6.               Exhibits.

Exhibit Number	Description of Document	Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	8-K12G3	000-56226	3.1	11/13/2020

3.2	Bylaws.	8-K12G3	000-56226	3.2	11/13/2020

10.1*	Amended and Restated 2015 Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

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

SIO GENE THERAPIES INC.

		By:	/s/ David Nassif
Date:	November 12, 2021	Name:	David Nassif
		Title:	Chief Financial Officer and Chief Accounting Officer, General Counsel
(Principal Financial Officer and Principal Accounting Officer)