Form 10-Q
period 2021-12-31
Sio Gene Therapies Inc.
filed 2022-02-11
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common stock, $0.00001 par value per share, on February 8, 2022, was 73,705,444.

SIO GENE THERAPIES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2021

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
•We may not be able to manage our business effectively if we are unable to attract and retain key personnel. In addition, if we are unable to effectively transition and integrate our new executive officers, our business and financial performance could be adversely affected.
•Gene therapies are novel, complex, difficult and expensive to manufacture. We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our product candidates. Delays in manufacturing processes have previously resulted, and may in the future result, in delays in our planned clinical trials that would otherwise harm our business and prospects.
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

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
SIO GENE THERAPIES INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$81,910	$118,986
Restricted cash	1,184	—
Receivable from sale of long-term investment	—	4,343
Prepaid expenses and other current assets	5,244	7,348
Income tax receivable	1,732	1,656
Total current assets	90,070	132,333
Long-term restricted cash	—	1,184
Operating lease right-of-use assets	2,613	1,152
Property and equipment, net	623	478
Total assets	$93,306	$135,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,611	$1,341
Accrued expenses	7,762	9,196
Current portion of operating lease liabilities	765	311
Total current liabilities	15,138	10,848
Operating lease liabilities, net of current portion	1,903	932
Total liabilities	17,041	11,780
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized, 73,697,110 and 69,377,567 issued and outstanding at December 31, 2021 and March 31, 2021, respectively	1	1
Additional paid-in capital	925,558	914,100
Accumulated deficit	(849,632)	(791,069)
Accumulated other comprehensive income	338	335
Total stockholders’ equity	76,265	123,367
Total liabilities and stockholders’ equity	$93,306	$135,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating expenses:
Research and development expenses
(includes stock-based compensation expense of $130 and $259 for the three months ended December 31, 2021 and 2020, respectively, and $1,051 and $1,280 for the nine months ended December 31, 2021 and 2020, respectively)	$21,287	$6,407	$40,793	$16,659
General and administrative expenses
(includes stock-based compensation expense of $1,268 and $617 for the three months ended December 31, 2021 and 2020, respectively, and $8,966 and $2,294 for the nine months ended December 31, 2021 and 2020, respectively)	4,086	4,198	17,693	13,329
Total operating expenses	25,373	10,605	58,486	29,988
Other expenses (income):
Interest expense	7	1	19	798
Other expense (income)	76	98	86	(1,388)
Loss before income tax benefit	(25,456)	(10,704)	(58,591)	(29,398)
Income tax benefit	—	(188)	(28)	(304)
Net loss	$(25,456)	$(10,516)	$(58,563)	$(29,094)
Net loss per share of common stock — basic and diluted	$(0.35)	$(0.20)	$(0.80)	$(0.61)
Weighted-average shares of common stock outstanding — basic and diluted	73,335,279	52,679,816	73,046,889	47,581,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(25,456)	(10,516)	$(58,563)	(29,094)
Other comprehensive income:
Foreign currency translation adjustment	1	6	3	398
Total other comprehensive income	1	6	3	398
Comprehensive loss	$(25,455)	$(10,510)	$(58,560)	$(28,696)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2020	39,526,299	$—	$820,257	$(758,644)	$(55)	$61,558
Shares issued upon settlement of restricted stock units	53,653	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.5 million	1,393,428	—	3,930	—	—	3,930
Stock-based compensation expense	—	—	1,590	—	—	1,590
Capital contribution received from affiliate	—	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	—	44	44
Net loss	—	—	—	(8,594)	—	(8,594)
Balance at June 30, 2020	40,973,380	$—	$825,830	$(767,238)	$(11)	$58,581
Shares issued upon settlement of restricted stock units	60,676	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.7 million	6,215,673	—	19,598	—	—	19,598
Stock-based compensation expense	—	—	1,108	—	—	1,108
Capital contribution received from affiliate	—	—	22	—	—	22
Foreign currency translation adjustment	—	—	—	—	348	348
Net loss	—	—	—	(9,984)	—	(9,984)
Balance at September 30, 2020	47,249,729	$—	$846,558	$(777,222)	$337	$69,673
Shares issued upon settlement of restricted stock units	7,334	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $1.1 million	9,345,563	1	28,985	—	—	28,986
Stock-based compensation expense	—	—	876	—	—	876
Capital contribution received from affiliate	—	—	4	—	—	4
Foreign currency translation adjustment	—	—	—	—	6	6
Net loss	—	—	—	(10,516)	—	(10,516)
Balance at December 31, 2020	56,602,626	$1	$876,423	$(787,738)	$343	$89,029

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2021	69,377,567	$1	$914,100	$(791,069)	$335	$123,367
Shares issued upon settlement of restricted stock units	82,542	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.0 million	179,400	—	479	—	—	479
Stock-based compensation expense	—	—	1,321	—	—	1,321
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(11,870)	—	(11,870)
Balance at June 30, 2021	69,639,509	$1	$915,900	$(802,939)	$337	$113,299
Shares issued upon exercise of pre-funded warrants	3,301,998	—	—	—	—	—
Stock-based compensation expense	—	—	7,298	—	—	7,298
Net loss	—	—	—	(21,237)	—	(21,237)
Balance at September 30, 2021	72,941,507	$1	$923,198	$(824,176)	$337	$99,360
Shares issued upon settlement of restricted stock units	195,558	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.2 million	560,045	—	962	—	—	962
Stock-based compensation expense	—	—	1,398	—	—	1,398
Foreign currency translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(25,456)	—	(25,456)
Balance at December 31, 2021	73,697,110	$1	$925,558	$(849,632)	$338	$76,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(58,563)	$(29,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	229	1,326
Stock-based compensation expense	10,017	3,574
Depreciation and non-cash amortization expense	187	851
Gain on long-term investment	—	(2,184)
Change in operating lease liabilities	(265)	(883)
Other	7	440
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,104	(3,301)
Income tax receivable	(76)	21
Other non-current assets	—	(76)
Accounts payable	5,270	(3,425)
Accrued expenses	(1,434)	(3,597)
Net cash used in operating activities	(42,524)	(36,348)
Cash flows from investing activities:
Cash proceeds from sale of long-term investment	4,343	—
Purchases of property and equipment	(336)	(247)
Net cash provided by (used in) investing activities	4,007	(247)
Cash flows from financing activities:
Payments on long-term debt	—	(15,731)
Capital contributions received from affiliate	—	79
Cash proceeds from issuance of shares of common stock, net of issuance costs	1,441	52,514
Net cash provided by financing activities	1,441	36,862
Net change in cash and cash equivalents, restricted cash and long-term restricted cash	(37,076)	267
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of period	120,170	80,752
Total cash and cash equivalents, restricted cash and long-term restricted cash—end of period	$83,094	$81,019
Cash and cash equivalents—beginning of period	118,986	80,752
Restricted cash included in long-term assets—beginning of period	1,184	—
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of period	$120,170	$80,752
Cash and cash equivalents—end of period	81,910	81,019
Restricted cash included in current assets—end of period	1,184	—
Total cash and cash equivalents, restricted cash and long-term restricted cash—end of period	$83,094	$81,019
Non-cash operating activities:
Operating lease right-of-use assets and operating lease liabilities recognized	$1,690	$1,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Description of Business
Sio Gene Therapies Inc. ("Sio"), together with its wholly owned subsidiaries (the "Company"), is a clinical-stage company focused on developing gene therapies for neurodegenerative diseases. The Company is developing a pipeline of innovative product candidates for the treatment of these debilitating diseases, including GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases). The Company is dedicated to realizing the potential of gene therapies to offer transformative patient outcomes in areas of high unmet medical need.
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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the "Annual Report"), filed with the SEC on June 9, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and nine-months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022, for any other interim period, or for any other future year.
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
For the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021, the Company incurred net losses of $58.6 million and $32.4 million, respectively. As of December 31, 2021, the Company’s cash and cash equivalents totaled $81.9 million and its accumulated deficit was $849.6 million. As a result of the Company's decision to terminate its license agreement with Oxford Biomedica (UK) Ltd. ("Oxford") to develop and commercialize AXO-Lenti-PD gene therapy for the treatment of Parkinson's disease (the "Oxford Agreement") that is expected to become effective by March 31, 2022 (see Note 3(B) and Note 10), the Company estimates that its current cash and cash equivalents are sufficient to support operations into the second half of calendar year 2023, including beyond the expected dates of major upcoming milestones for the Company's AXO-AAV-GM1 and AXO-AAV-GM2 gene therapy programs. As such, the Company has determined that there is no longer substantial doubt about its ability to continue as a going concern for the one-year period following the date that these unaudited condensed consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.
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

Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of December 31, 2021 and through the date of issuance of these unaudited condensed consolidated financial statements and accompanying notes. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
(D) Net Loss per Share of Common Stock:
Basic net loss per share of common stock is computed by dividing the net loss applicable to holders of common stock by the weighted-average number of shares of common stock and 3,301,998 pre-funded warrants (see Note 7(B)) outstanding during the period, without further consideration for potentially dilutive securities. The pre-funded warrants were fully exercised in July 2021 (see Note 7(B)). In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants were included in the computation of basic net loss per share because the exercise price was negligible and they were fully vested and exercisable at any time after the original issuance date. Diluted net loss per share of common stock is computed by dividing the net loss applicable to holders of common stock by the diluted weighted-average number of shares of common stock outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per share of common stock and diluted net loss per share of common stock are equivalent. Potentially dilutive shares of common stock have been excluded from the diluted net loss per share of common stock computations in all periods presented because such securities have an anti-dilutive effect on net loss per share of common stock due to the Company’s net loss. Restricted Stock Units ("RSUs") and stock options outstanding for totals of 5.1 million and 3.2 million shares of common stock were not included in the calculation of diluted weighted-average shares of common stock outstanding for the three and nine-months ended December 31, 2021 and December 31, 2020, respectively, because they were anti-dilutive given the net loss of the Company.
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

The Company’s financial instruments include cash and cash equivalents and restricted cash. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities, and restricted cash consists of interest-bearing deposits denominated in the U.S. dollar. Cash and restricted cash are stated at their historical carrying amounts, which approximate fair value due to their short-term nature. The carrying values of the Company's money market fund included in cash and cash equivalents of $77.0 million and $114.0 million at December 31, 2021 and March 31, 2021, respectively, approximated their fair values, which are based on quoted prices in active markets for identical securities.
The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at December 31, 2021 and March 31, 2021 in determining such values (in thousands):

	As of December 31, 2021				As of March 31, 2021
	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$77,000	$77,000	$—	$—	$114,000	$114,000	$—	$—
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
Note 3—License and Collaboration Agreements
(A) The University of Massachusetts Medical School Exclusive License Agreement:
In December 2018, the Company entered into an exclusive license agreement (the "UMMS Agreement") with the University of Massachusetts Medical School ("UMMS"), pursuant to which the Company received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively. During the three and nine-months ended December 31, 2021, the Company incurred totals of $9.0 million and $19.3 million, respectively, of program-specific costs related to its AXO-AAV-GM1 and AXO-AAV-GM2 programs within research and development expenses in its unaudited condensed consolidated statements of operations, including a total of $3.0 million for license fee milestones due under the terms of the UMMS Agreement, and $1.8 million and $2.6 million during the three and nine-months ended December 31, 2020, respectively. The Company paid UMMS totals of $3.0 million and $4.9 million during the three and nine-months ended December 31, 2021, respectively, and $13 thousand and $25 thousand during the three and nine-months ended December 31, 2020, respectively.

(B) Oxford Biomedica License Agreement:
In June 2018, the Company entered into the Oxford Agreement with Oxford, pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. In February 2022, the Company provided notice of termination to Oxford of the Oxford Agreement, which termination is expected to become effective by March 31, 2022 (see Note 10). The Company incurred $8.3 million and $9.3 million of AXO-Lenti-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations during the three and nine-months ended December 31, 2021, respectively, including a $2.0 million nonrecurring development milestone achieved, and $1.4 million and $4.8 million during the three and nine-months ended December 31, 2020, respectively. The Company paid Oxford totals of $0.6 million and $0.6 million during the three and nine-months ended December 31, 2021, respectively, and $1.4 million and $2.5 million during the three and nine-months ended December 31, 2020, respectively.
Note 4—Investment in Arvelle Therapeutics B.V.
In February 2021, the Company sold its investment of 8.1 million shares of nonredeemable preferred stock (the "Arvelle Shares") of Arvelle Therapeutics B.V. ("Arvelle") to a third party as part of that third party's cash acquisition of all of the outstanding equity of Arvelle. In exchange, the Company received an upfront payment of approximately $11.6 million, in addition to a future payment to be received of approximately $1.2 million that is being held in escrow and that is recorded as restricted cash in the Company's unaudited condensed consolidated balance sheet at December 31, 2021, as well as the right to receive up to an additional total of $7.0 million in potential future regulatory and sales milestone payments (collectively, the "Arvelle Sale"). The Company originally purchased its Arvelle Shares in February 2019 and May 2020 in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by the Company to Arvelle. The Company recorded a net gain of approximately $4.7 million to other non-operating income in the Company's consolidated statement of operations upon the closing of the Arvelle Sale in February 2021, as well as a gain of approximately $4.3 million recorded to other non-operating income in the Company's consolidated statement of operations and to receivable from sale of long-term investment in its consolidated balance sheet upon the achievement of a regulatory milestone in March 2021 that was collected during the three months ended June 30, 2021.
Note 5—Accrued Expenses
As of December 31, 2021, and March 31, 2021, accrued expenses consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Research and development expenses	$4,739	$6,091
Bonuses and other compensation expenses	2,323	2,331
Other expenses	700	774
Total accrued expenses	$7,762	$9,196
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
The Company has engaged SVB Leerink LLC as its agent to sell shares of the Company's common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC receives compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common stock sold. During the nine months ended December 31, 2020, which was the inception of this program, the Company sold approximately 17.0 million shares of its common stock for total proceeds of approximately $53.2 million, net of brokerage fees. During the nine months ended December 31, 2021, the Company sold approximately 0.7 million shares of its common stock for total proceeds of approximately $1.6 million, net of brokerage fees, under this program. As of December 31, 2021, the Company sold a total of approximately 30.4 million shares of its common stock for aggregate proceeds of approximately $92.0 million, net of brokerage fees, under and since the inception of this program.
Note 8—Stock-Based Compensation
(A) Amended and Restated 2015 Equity Incentive Plan:
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was (i) amended and restated in June 2017 by its Board of Directors and became effective upon stockholder approval in August 2017, (ii) further amended and restated in October 2020 by its Board of Directors, and (iii) further amended and restated in August 2021 by its Board of Directors and became effective upon stockholder approval in September 2021 (the "2015 Plan"). In April 2021 and April 2020, the number of shares of common stock authorized for issuance under the 2015 Plan increased automatically by 2.8 million and 1.6 million, respectively, in accordance with the terms of the 2015 Plan. Upon amendment and restatement by the Company's board of directors and stockholder approval of the 2015 Plan in August 2021 and September 2021, respectively, the number of shares of common stock authorized for issuance under the 2015 Plan increased by 5.0 million. At December 31, 2021, totals of 13.4 million shares of common stock were authorized for issuance and 7.6 million shares of common stock were available for future issuance under the 2015 Plan.
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

During the nine months ended December 31, 2021 and 2020, the Company granted options to purchase totals of 1.6 million shares and 0.4 million shares, respectively, of its common stock under the 2015 Plan, with weighted-average exercise prices of $2.47 and $3.72, respectively, and estimated aggregate grant date fair values of $3.3 million and $1.3 million, respectively. There were no options with market-based performance conditions granted under the 2015 Plan during the nine months ended December 31, 2021 and 2020. At December 31, 2021, options to purchase a total of 3.1 million shares of common stock were outstanding under the 2015 Plan with a weighted-average exercise price of $8.04 per share, including options with market-based performance conditions to purchase 0.3 million shares of common stock at a weighted-average exercise price of $8.01 per share. At December 31, 2021, vested options to purchase a total of 1.1 million shares of common stock were outstanding under the 2015 Plan, with no options with market-based performance conditions vested and outstanding. During the nine months ended December 31, 2021 and 2020, the aggregate grant date fair values of stock options that vested under the 2015 Plan were $2.0 million and $3.0 million, respectively.
(C) Restricted Stock Units:
RSUs granted during the nine months ended December 31, 2021 and December 31, 2020 vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service. Of the total number of RSUs granted in September 2019 representing approximately 0.3 million shares of the Company's common stock, one-half vested on January 31, 2020 and the remaining one-half vested on July 31, 2020, subject to continuing service. During the nine months ended December 31, 2021 and December 31, 2020, the Company granted RSUs for totals of 1.5 million and 1.1 million shares, respectively, of its common stock to its employees under the 2015 Plan, with aggregate grant date fair values of $3.6 million and $3.8 million, respectively. At December 31, 2021, RSUs for approximately 1.9 million shares of common stock were outstanding, of which none were vested. During the nine months ended December 31, 2021 and December 31, 2020, the total grant date fair values of RSUs that vested under the 2015 Plan were $1.0 million and $1.0 million, respectively.
(D) Stock-based Compensation Expense:
The Company recorded total stock-based compensation expense of $1.0 million and $3.7 million for the three and nine-months ended December 31, 2021, respectively, and $0.8 million and $3.5 million for the three and nine-months ended December 31, 2020, respectively, related to options and RSUs granted to its employees and directors, excluding stock-based compensation expense allocated to the Company from its affiliate, Roivant Sciences Ltd. ("RSL") (see Note 8(E)). This stock-based compensation expense was included in research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. At December 31, 2021, total unrecognized compensation expense for unvested outstanding option and RSU equity awards of the Company's common stock granted to its employees and directors under the 2015 Plan was $7.6 million, which is expected to be recognized over a remaining weighted-average service period of 2.0 years.
(E) RSL Equity Instruments:
Certain employees of the Company were granted RSL equity instruments for which the Company recognized stock-based compensation expense of $0.4 million and $6.3 million during the three and nine-months ended December 31, 2021, respectively, and which is recorded to general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. Certain of these RSL equity instruments were granted to the Company's former CEO (the "RSL Equity Instruments"), who resigned as the Company's CEO in January 2022. The RSL Equity Instruments vest based on the satisfaction of time-based service and liquidity event requirements. The liquidity event vesting requirement was determined to be met upon the closing of RSL's business combination with Montes Archimedes Acquisition Corp., a special purpose acquisition company, on September 30, 2021. Accordingly, the Company commenced recognition of stock-based compensation expense for the RSL Equity Instruments on September 30, 2021.
Note 9—Commitments and Contingencies
As of December 31, 2021, the Company had entered into commitments under the UMMS Agreement (see Note 3(A)); the Oxford Agreement (see Note 3(B)) for which the Company provided notice of termination to Oxford of the Oxford Agreement in February 2022, which termination is expected to become effective by March 31, 2022 (see Note 10); services agreements with certain of RSL's wholly owned subsidiaries; and agreements to rent office and research and development laboratory spaces. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days' written notice, unless otherwise indicated. Further, certain of the Company's manufacturing agreements could require early termination and wind-down payments due from the Company upon either the termination of its clinical trials or if the Company terminates such agreements for convenience.
The Company has the right to terminate the UMMS Agreement at any time upon 90 days' advance written notice to UMMS. Either party may terminate the UMMS Agreement for the other party's uncured material breach upon 60 days' advance written notice, including in the event that UMMS reasonably determines the Company has not fulfilled its diligence obligations.

The Company had the right to terminate the Oxford Agreement at any time upon two months' advance written notice prior to the first commercial sale of a product.
Note 10—Subsequent Events
In February 2022, the Company provided notice of termination to Oxford of the Oxford Agreement, which termination is expected to become effective by March 31, 2022 (see Notes 2, 3(B) and 9).

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
Overview
We are a clinical-stage company focused on developing gene therapies to radically transform the lives of patients with neurodegenerative diseases. We currently have two clinical-stage programs: (i) the AXO-AAV-GM1 program for the treatment of GM1 gangliosidosis in which we have completed the targeted enrollment and dosing of five patients in the late-infantile/juvenile (Type II) low-dose cohort of Stage 1 and three late-infantile/juvenile (Type II) patients in the higher-dose cohort of the study, and we continue to collect information from additional Type II patients for potential enrollment in Stage 2 of the trial. Screening of Type I (infantile-onset) patients for the low- and high-dose cohorts has been initiated and we have dosed two early infantile (Type I) patients - one in August 2021 and the other in September 2021; and (ii) the AXO-AAV-GM2 program for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) for which we received clearance for the investigational new drug ("IND") from the FDA in November 2020, and in which we dosed the first four infantile and juvenile patients in January 2021, May 2021, September 2021 and November 2021. We expect continued patient identification, screening, and enrollment in the mid-dose cohort in Stage 1 of the dose-ranging trial throughout 2022.
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

In the conduct of our business activities, we are also taking actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. We are continuing to evaluate clinical trial site initiations and patient enrollment on a case-by-case and patient-by-patient basis in coordination with clinical trial investigators and site staff. Some clinical trial sites, including within the United States, continue to screen patients in our clinical trials, and new patients are being enrolled when appropriate. Our clinical trial progression, dosing, patient enrollment and related activities may be delayed, and reporting of some clinical data may be incomplete or delayed if patients enrolled in our clinical trials are unable to fully participate in all necessary measurement protocols, due to concerns among patients about participating in clinical trials during a pandemic, or remaining restrictions imposed by institutions or local, state or national governments, among other factors. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, patients in our clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 are infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic or if they have not received or are not eligible to receive COVID-19 vaccinations. Additionally, certain elderly patients in previous clinical trials were either unable to, or refused to, participate in clinical assessments at our research sites in the United Kingdom due to the COVID-19 pandemic. We are working with sites and investigators to ensure safe and ethical data collection at future time points through the pandemic in accordance with regulatory guidance. While the COVID-19 pandemic has not resulted in a significant delay to our clinical development timelines to-date, the global pandemic of COVID-19 continues to evolve, including as variant strains of the virus emerge, and could materially impact our clinical development and any future commercialization timelines.
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
The ultimate impact and evolving effects of the COVID-19 pandemic or a similar health epidemic are highly uncertain and subject to change. While vaccines have become available in many countries and most economies have reopened, we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. New waves of outbreak or variant strains of the virus have emerged and may result in re-closures or other preventative measures. These effects could harm our operations, and we will continue to monitor the COVID-19 situation closely. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Key Business Updates
AXO-AAV-GM1 and AXO-AAV-GM2 Programs (Including Tay-Sachs and Sandhoff diseases)
AXO-AAV-GM1
We presented updated safety data for our AXO-AAV-GM1 gene therapy program at the 18th Annual WORLDSymposium™ 2022, held from February 7 to February 11, 2022. Ten patients across all pediatric subtypes (early infantile, late infantile, and juvenile) of GM1 gangliosidosis have received AXO-AAV-GM1 gene therapy to-date. AXO-AAV-GM1 remains generally well tolerated in all ten patients at both the low and high doses to-date. There have been no reported drug-related serious adverse events, the majority of adverse events were considered mild to moderate and no safety signals have been identified.
The totality of the data have demonstrated a favorable risk: benefit profile and a dose-dependent improvement in key biomarkers of disease activity (β-galactosidase enzyme activity in the serum and GM1 ganglioside activity in the cerebrospinal fluid) across the low and high-dose cohorts.
Based on developmental and mobility assessments, there was no clinical evidence of disease progression in 4 of 5 low-dose subjects at 12 months or in the high-dose cohort at 6 months.

We expect to present a data update from Stage 1 of the Phase 1/2 study, including a first look at Type I (early-infantile) patients treated in the low-dose cohort and longer-term data from the Type II (late-infantile to juvenile) patient cohort at future scientific conferences in the first half of calendar year 2022, and we intend to engage with the FDA to review Stage 1 data and discuss next steps for clinical development in calendar year 2022.
AXO-AAV-GM2
We have dosed the first four patients in our open-label, two-stage Phase 1/2 clinical trial investigating AXO-AAV-GM2 in Tay-Sachs and Sandhoff diseases under an IND in January 2021, May 2021, September 2021 and November 2021, including one patient at the starting dose and three patients at the low dose. We expect continued patient identification, screening, and enrollment in the mid-dose cohort (n= ~3) in Stage 1 of the dose-ranging trial throughout calendar year 2022.
AXO-Lenti-PD Program
SUNRISE-PD Phase 1/2 Clinical Trial of AXO-Lenti-PD
Three GMP batches successfully completed fill and finish, achieving target titers using an updated suspension-based manufacturing process. All three GMP batches received GMP certification by a Qualified Person in the fourth calendar quarter of 2021. After a thorough analysis of the Parkinson’s landscape, in February 2022, we provided notice of termination to Oxford Biomedica (UK) Ltd. ("Oxford") of the license agreement for the development and commercialization of AXO-Lenti-PD with Oxford due to several factors, including resource requirements and development timelines to reach meaningful value inflection for the program and an increasingly challenging market and regulatory environment for Parkinson’s disease. The termination of the AXO-Lenti-PD program is expected to significantly extend our cash runway and allow us to focus our development efforts on our other clinical programs, which termination is expected to become effective by March 31, 2022.
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
Program-specific costs include:
•direct third-party costs, which include expenses incurred under agreements with CROs and contract manufacturing organizations, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, and any other third-party expenses directly attributable to the development of our product candidates; and
•upfront payments for the purchase of in-process research and development and milestone payments, which include costs incurred under our agreements with the University of Massachusetts Medical School ("UMMS") and Oxford.
Unallocated internal costs include:
•stock-based compensation expense for research and development personnel;
•personnel-related expenses, which include employee-related expenses, such as salaries, benefits and recruiting expenses, for research and development personnel; and
•other expenses, which include research and development software costs, travel expenses, laboratory facility rental costs and research and development equipment depreciation expenses, as well as the cost of consultants who assist with our research and development but are not allocated to a specific program.

Research and development activities will continue to be central to our business model and will vary significantly based upon the success of our programs and the achievement of milestones requiring payments to our partner, UMMS. We expect that our quarterly research and development expenses through the fiscal year ending March 31, 2023 will decline significantly relative to those incurred during the three months ended December 31, 2021, as a result of our decision to terminate the AXO-Lenti-PD gene therapy program for the treatment of Parkinson's disease that is expected to be become effective by March 31, 2022, while we continue the enrollment of patients in our GM1 and GM2 clinical trials and commission the manufacturing of clinical supplies for our GM1 and GM2 clinical trials.
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
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses such as salaries, benefits and travel expenses for our general and administrative personnel; stock-based compensation, including stock-based compensation allocated to us from our affiliate, Roivant Sciences Ltd. ("RSL"), for certain RSL equity instruments granted to certain of our employees (primarily our former CEO (the "RSL Equity Instruments"), who resigned as our CEO in January 2022); non-employee benefit insurance premiums; third-party legal and accounting fees; information technology costs; office rent, fixed asset depreciation and other overhead costs; and consulting services. In the near term, we anticipate that:
•excluding stock-based compensation expense, our general and administrative expenses will at least approximate those incurred during the three and nine-months ended December 31, 2021; and

•our general and administrative stock-based compensation expense will decline significantly relative to that incurred during the nine months ended December 31, 2021, which included $6.3 million of stock-based compensation expense associated with the RSL Equity Instruments, for which expensing commenced upon the liquidity event vesting condition being met upon the closing of RSL's business combination with Montes Archimedes Acquisition Corp. ("MAAC") on September 30, 2021. During the three months ended December 31, 2021, our general and administrative expenses included $0.4 million of such stock-based compensation expense associated with the RSL Equity Instruments.
Results of Operations for the Three and Nine-Months Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the three and nine-months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development expenses
(includes stock-based compensation expense of $130 and $259 for the three months ended December 31, 2021 and 2020, respectively, and $1,051 and $1,280 for the nine months ended December 31, 2021 and 2020, respectively)	$21,287	$6,407	$14,880	$40,793	$16,659	$24,134
General and administrative expenses
(includes stock-based compensation expense of $1,268 and $617 for the three months ended December 31, 2021 and 2020, respectively, and $8,966 and $2,294 for the nine months ended December 31, 2021 and 2020, respectively)	4,086	4,198	(112)	17,693	13,329	4,364
Total operating expenses	25,373	10,605	14,768	58,486	29,988	28,498
Interest expense	7	1	6	19	798	(779)
Other expense (income)	76	98	(22)	86	(1,388)	1,474
Loss before income tax benefit	(25,456)	(10,704)	(14,752)	(58,591)	(29,398)	(29,193)
Income tax benefit	—	(188)	188	(28)	(304)	276
Net loss	$(25,456)	$(10,516)	$(14,940)	$(58,563)	$(29,094)	$(29,469)
Research and Development Expenses
Our research and development expenses during the three and nine-months ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change
Program-specific costs:
AXO-AAV-GM1	$4,702	$1,391	$3,311	$11,796	$2,466	$9,330
AXO-AAV-GM2	4,297	455	3,842	7,527	180	7,347
AXO-Lenti-PD	8,263	1,387	6,876	9,296	4,774	4,522
Unallocated internal costs:
Personnel-related	2,464	1,627	837	7,127	5,267	1,860
Stock-based compensation expense	130	259	(129)	1,051	1,280	(229)
Other	1,431	1,288	143	3,996	2,692	1,304
Total research and development expenses	$21,287	$6,407	$14,880	$40,793	$16,659	$24,134

Research and development expenses were $21.3 million for the three months ended December 31, 2021 and $6.4 million for the three months ended December 31, 2020, increasing by $14.9 million. The $14.9 million increase was primarily related to:
(i) increased AXO-AAV-GM1 program expenses primarily related to clinical trial material manufacturing expenses for the planned enrollment of infantile patients in the high-dose cohort, as well as a $1.5 million license fee milestone due in December 2021 under the terms of our exclusive license agreement with UMMS (the "UMMS Agreement");
(ii) increased AXO-AAV-GM2 program expenses primarily related to a $1.5 million license fee milestone due in December 2021 under the terms of the UMMS Agreement, as well as non-GMP and GMP manufacturing expenses;
(iii) increased AXO-Lenti-PD program expenses, primarily related to clinical trial material manufacturing expenses resulting from Qualified Person certification of GMP batches and a $2.0 million nonrecurring development milestone achieved upon the successful completion of the updated suspension-based manufacturing process for the AXO-Lenti-PD program in the fourth calendar quarter of 2021; and
(iv) increased personnel-related costs primarily due to increased headcount.
Research and development expenses were $40.8 million for the nine months ended December 31, 2021 and $16.7 million for the nine months ended December 31, 2020, increasing by $24.1 million. The $24.1 million increase was primarily related to:
(i) increased AXO-AAV-GM1 program expenses primarily related to clinical trial material manufacturing expenses for the planned enrollment of infantile patients in the high-dose cohort, as well as a $1.5 million license fee milestone due in December 2021 under the terms of the UMMS Agreement;
(ii) increased AXO-AAV-GM2 program expenses primarily related to non-GMP and GMP manufacturing expenses, clinical trial expenses associated with the ongoing enrollment of patients in the low-dose cohort and for the planned enrollment of patients in the mid-dose cohort, as well as a $1.5 million license fee milestone due in December 2021 under the terms of the UMMS Agreement;
(iii) increased AXO-Lenti-PD program expenses, primarily related to clinical trial material manufacturing expenses resulting from Qualified Person certification of GMP batches and a $2.0 million nonrecurring development milestone achieved upon the successful completion of the updated suspension-based manufacturing process for the AXO-Lenti-PD program in the fourth calendar quarter of 2021, which were partially offset by decreased analytical development costs; and
(iv) increased personnel-related costs primarily due to increased headcount.
General and Administrative Expenses
General and administrative expenses were $4.1 million for the three months ended December 31, 2021 and $4.2 million for the three months ended December 31, 2020. The decrease of $0.1 million was primarily related to decreases totaling $1.0 million for (i) rent, depreciation and overhead expenses due to the downsizing of our New York office footprint, and (ii) tax, legal, auditing and accounting fees resulting primarily from the simplification of our corporate structure and the domestication of Sio Gene Therapies Inc. from Bermuda to Delaware that was completed in November 2020. These decreases were partially offset by an increase of $0.7 million of stock-based compensation expense primarily associated with the RSL Equity Instruments, for which expensing commenced upon the liquidity event vesting condition being met upon the closing of RSL's business combination with MAAC on September 30, 2021.
General and administrative expenses were $17.7 million for the nine months ended December 31, 2021 and $13.3 million for the nine months ended December 31, 2020. The increase of $4.4 million was primarily related to $6.7 million of stock-based compensation expense primarily associated with the RSL Equity Instruments recorded during the nine months ended December 31, 2021. This increase was partially offset by decreases totaling $2.7 million for (i) rent, depreciation and overhead expenses due to the downsizing of our New York office footprint, and (ii) tax, legal, auditing and accounting fees resulting primarily from the simplification of our corporate structure and the domestication of Sio Gene Therapies Inc. from Bermuda to Delaware that was completed in November 2020.
Interest Expense
Interest expense was $7 thousand and $19 thousand for the three and nine-months ended December 31, 2021, and $1 thousand and $0.8 million for the three and nine-months ended December 31, 2020. The decrease in interest expense during the nine months ended December 31, 2021 compared to the prior year period was due to the April 2020 prepayment in full of the $15.7 million outstanding principal balance on our loan and security agreement with Hercules Capital, Inc. ("Hercules").

Other Expense (Income)
Other expense was $76 thousand and $98 thousand for the three months ended December 31, 2021 and 2020, respectively, and consisted primarily of foreign exchange losses.
Other expense (income) was $86 thousand and $(1.4) million for the nine months ended December 31, 2021 and 2020, respectively. Other expense for the nine months ended December 31, 2021 consisted primarily of foreign exchange losses. Other income for the nine months ended December 31, 2020 consisted primarily of a gain of approximately $2.2 million associated with the exercise of a right to purchase convertible preferred stock in Arvelle Therapeutics B.V. ("Arvelle") that was sold in February 2021, which was partially offset by foreign exchange losses.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common stock and pre-funded warrants, as well as borrowings under our credit facilities. As of December 31, 2021, we had $81.9 million of cash and cash equivalents available to us, and in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due under our loan and security agreement with Hercules.
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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. In addition, as part of our business development strategy, we generally structure our license agreements and collaboration agreements so that a significant portion of the total license cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under these agreements. Based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we do not expect significant milestone payments under our license and collaboration agreements to come due prior to December 2023.
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
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency and other comparable foreign regulatory authorities;
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

For the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021, we incurred net losses of $58.6 million and $32.4 million, respectively. As of December 31, 2021, our cash and cash equivalents totaled $81.9 million and our accumulated deficit was $849.6 million. As a result of our decision to terminate the AXO-Lenti-PD gene therapy program for the treatment of Parkinson's disease that is expected to become effective by March 31, 2022, we estimate that our current cash and cash equivalents are sufficient to support operations into the second half of calendar year 2023, including beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 and AXO-AAV-GM2 gene therapy programs. As such, we have determined that there is no longer substantial doubt about our ability to continue as a going concern for the one-year period following the date that the accompanying unaudited condensed consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
In order to meet our long-term operating requirements, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and our ability to raise additional capital has been, and may continue to be, adversely impacted by, among other things, potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. In addition, extreme price and volume fluctuations in the stock market in general, and the Nasdaq Global Select Market, in particular, have resulted in volatile and sometimes decreased stock prices for many companies, including us. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance, and impact our ability to raise sufficient additional capital on acceptable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
At-the-Market Equity Offering Program
We have engaged SVB Leerink LLC as our agent to sell shares of our common stock from time to time through an at-the-market equity offering program. SVB Leerink LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our shares of common stock sold. During the nine months ended December 31, 2020, which was the inception of this program, we sold approximately 17.0 million shares of our common stock for total proceeds of approximately $53.2 million, net of brokerage fees, under this program. During the nine months ended December 31, 2021, we sold approximately 0.7 million shares of our common stock for total proceeds of approximately $1.6 million, net of brokerage fees, under this program. As of December 31, 2021, we sold a total of approximately 30.4 million shares of our common stock for aggregate proceeds of approximately $92.0 million, net of brokerage fees, under and since the inception of this program.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Nine Months Ended December 31,
	2021	2020
Net cash used in operating activities	$(42,524)	$(36,348)
Net cash provided by (used in) investing activities	4,007	(247)
Net cash provided by financing activities	1,441	36,862

Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and stock-based compensation expenses, as well as the effect of changes in working capital and other activities.
For the nine months ended December 31, 2021, net cash used in operating activities was $42.5 million and was primarily attributable to a net loss of $58.6 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to a decrease of $1.4 million in accrued expenses, which were partially offset by $10.0 million of non-cash stock-based compensation expense, an increase in accounts payable of $5.3 million and a decrease in prepaid expenses and other current assets of $2.1 million.
For the nine months ended December 31, 2020, net cash used in operating activities was $36.3 million and was primarily attributable to a net loss of $29.1 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to net decreases in accrued expenses of $3.6 million and accounts payable of $3.4 million, an increase in prepaid expenses and other current assets of $3.3 million, and a gain of $2.2 million associated with the exercise of a right to purchase convertible preferred stock in Arvelle that was sold in February 2021, which were partially offset by $3.6 million of non-cash stock-based compensation expense.
Investing Activities
Net cash provided by investing activities was $4.0 million for the nine months ended December 31, 2021 and consisted primarily of $4.3 million of cash proceeds from the sale of our long-term investment in Arvelle, partially offset by purchases of fixed assets. Net cash used in investing activities was $0.2 million for the nine months ended December 31, 2020 and related to purchases of fixed assets.
Financing Activities
For the nine months ended December 31, 2021, net cash provided by financing activities was approximately $1.4 million and consisted of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Leerink LLC. For the nine months ended December 31, 2020, net cash provided by financing activities was approximately $36.9 million and consisted primarily of $52.5 million of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Leerink LLC, partially offset by $15.7 million of principal payments made on long-term debt.
Contractual Obligations
Our contractual obligations did not materially change during the nine months ended December 31, 2021 as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2021.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of December 31, 2021, we had total cash and cash equivalents and restricted cash of $83.1 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities, and restricted cash consisting of interest-bearing deposits denominated in the U.S. dollar. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive and financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sio Gene Therapies Inc. have been detected.

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
•initiate and continue relationships with third-party suppliers and manufacturers, including Viralgen Vector Core, S.L. and other third-party cGMP manufacturers, and have clinical and commercial quantities of our gene therapy product candidates manufactured at acceptable cost and quality levels;
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

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the United States Food and Drug Administration ("FDA"), European Medicines Agency ("EMA") or comparable regulatory authorities in other countries, to perform studies or clinical trials in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with their commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.
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
In addition, our clinical trials have been affected by the COVID-19 pandemic, including emerging variant strains of the virus. Clinical trial progression, dosing, patient enrollment and related activities have been delayed due to concerns among patients about participating in clinical trials during a pandemic, and reporting of some clinical data may be incomplete or delayed if patients enrolled in our clinical trials are unable to fully participate in all necessary measurement protocols as a result of any such hospital resource prioritization, patient participation concerns or other factors associated with the COVID-19 pandemic. Federal, state, and local guidelines for reopening in the United States, where our clinical trials are being run, may negatively impact our ability to enroll additional patients in any of our clinical programs. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, patients in our clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 are infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic or if they have not or are not eligible to receive COVID-19 vaccinations. Additionally, certain elderly patients in previous clinical trials were either unable to, or refused to, participate in clinical assessments at our research sites in the United Kingdom due to the COVID-19 pandemic. We are working with sites and investigators to ensure safe and ethical data collection at future time points through the pandemic in accordance with regulatory guidance. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions or local, state or national governments, could adversely impact our clinical trial operations.

The ultimate impact and evolving effects of the COVID-19 pandemic or a similar health epidemic are highly uncertain and subject to change. While vaccines have become available in many countries and most economies have reopened, we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. New waves of outbreak or variant strains of the virus have emerged and may result in re-closures or other preventative measures. These effects could harm our operations, and we will continue to monitor the COVID-19 situation closely.
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
In order to meet our long-term operating requirements, we will need, among other things, additional capital resources. We could use our available capital resources sooner than we currently expect. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital to complete our currently planned development programs. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and our ability to raise additional capital has been, and may continue to be, adversely impacted by, among other things, potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time, or potentially resulting in us discontinuing our operations.

We are heavily dependent on the success of our gene therapy product candidates, which are still in early stages of clinical development. If we are unable to successfully develop and commercialize any of our product candidates, our business will be harmed.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of our gene therapy product candidates, all of which are in the early stages of clinical development. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates. We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. In addition, we expect to prioritize certain of our clinical programs over others depending on our capital resources and our access to additional capital sources. For example, in February 2022, we provided notice of termination to Oxford Biomedica (UK) Ltd. ("Oxford") of the license agreement for the development and commercialization of AXO-Lenti-PD with Oxford (the "Oxford Agreement") in order to significantly extend our cash runway and focus our development efforts on our other clinical programs, which termination is expected to become effective by March 31, 2022. As a result, we will be heavily dependent on the success of our remaining gene therapy programs. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates are and will remain subject to extensive regulation by the FDA, the EMA and other comparable regulatory authorities that each have differing regulations. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approvals from the FDA or comparable regulatory authorities in other countries. We have not submitted marketing applications to the FDA or foreign regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining marketing approval is a lengthy, expensive and inherently uncertain process, and regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:
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
•the regulatory authorities may require additional nonclinical studies or clinical studies of our product candidates in development, including GM1 gangliosidosis or GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases), which would increase our costs and prolong our development;
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
If we are unable to successfully develop and commercialize any of our remaining product candidates, our business will be harmed.

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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. We anticipate that our current cash and cash equivalents are sufficient to fund our operations beyond the expected dates of major upcoming milestones for our AXO-AAV-GM1 and AXO-AAV-GM2 gene therapy programs. However, because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities for any of our clinical programs. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the progress, timing, costs and results of our clinical trials of our product candidates;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA and other comparable foreign regulatory authorities;
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
For the nine months ended December 31, 2021 and the fiscal year ended March 31, 2021, we incurred net losses of $58.6 million and $32.4 million, respectively. As of December 31, 2021, our cash and cash equivalents totaled $81.9 million and our accumulated deficit was $849.6 million.
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
Under our agreement with the University of Massachusetts Medical School ("UMMS"), we are subject to significant obligations, including payment obligations upon achievement of specified milestones and payments based on product sales, as well as other material obligations. Some of these milestones require us to make payments prior to generating any product sales. We may not have sufficient funds available to meet our obligations at such time as any of these payments become due, in which case our development efforts would be harmed. Further, failure to make these payments or to meet our other material obligations may result in our counterparties pursuing various remedies under those agreements that could harm our operations.
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
We cannot be certain that our product candidates will be successfully developed, or that the early clinical trial results of these product candidates will be predictive of future clinical trial results. We may determine at any time that one or more of our in-licensed product candidates is not suitable for continued development due to cost, feasibility of obtaining regulatory approvals, capital resource allocation or any other reason, and may terminate the related license. For example, in June 2019, we decided to terminate an agreement with Benitec Biopharma Limited following our decision to no longer pursue development of AXO-AAV-OPMD and related gene therapy product candidates. In addition, in February 2022, we provided notice of termination to Oxford of the Oxford Agreement for the development and commercialization of AXO-Lenti-PD and related gene therapy product candidates, which termination is expected to become effective by March 31, 2022. Changes or reductions in development efforts or activities by us for any of our in-licensed clinical programs may also negatively impact our relationships with our license counterparties or result in the early termination of such programs.
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
Our financial performance will depend in significant part on our senior management team and key employees with expertise in the gene therapy development field. We are highly dependent on the skills and leadership of our management team. Our senior management and key employees may terminate their position with us at any time. For example, our Chief Research and Development Officer recently resigned from his position, and in January 2022, our Chief Executive Officer resigned. If we lose additional members of our senior management team or key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing these individuals may be difficult, cause disruption, and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain "key person" insurance for any of our executives or other employees.
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
For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data (including health-related personal data) across the European Economic Area (“EEA”). Also, notwithstanding the U.K.’s withdrawal from the EU, the data protection obligations of the GDPR continue to apply to U.K.-related processing of personal data in substantially unvaried form under the so-called “U.K. GDPR” (the GDPR as it continues to form part of law in the U.K.). Accordingly, references in this section to the GDPR are also deemed to be references to the U.K. GDPR in the context of the U.K., unless the context requires otherwise.

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
The GDPR sets out a number of requirements that must be complied with when handling personal data, including: the obligation to appoint a data protection officer in certain circumstances; increased accountability and record-keeping obligations; increased transparency obligations for data controllers; onerous obligations on service providers who process personal data on our behalf; the obligation to carry out so-called data protection impact assessments in certain circumstances; obligations to comply with data subjects’ exercise of an increased set of rights in certain circumstances; a heightened and more codified standard of data subject consent; and the obligation to notify certain significant personal data breaches to the relevant supervisory authorities and affected individuals. In addition, the GDPR materially expands the definition of what is expressly provided to constitute personal data (including, for example, by clarifying that the GDPR applies to “pseudonymized” (key-coded) data, which is often processed by sponsors in the context of clinical trials where identification of underlying subjects is not required). As such, the GDPR is likely to increase the compliance burden on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health conditions, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros (and/or in respect of the U.K. GDPR, 17.5 million pounds sterling) or up to 4% of annual global revenue (whichever is higher). While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance.
Moreover, the requirements under the GDPR may change periodically. The GDPR also provides that member states may make their own national laws and regulations to introduce specific requirements related to the processing of “special categories of personal data”, which includes health-related personal data. In the U.K., the Data Protection Act 2018 complements the U.K. GDPR in this regard. This may lead to greater divergence in the application, interpretation and enforcement of the law that applies to the processing of personal data across the EEA and/or U.K., compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such country-specific regulations could also limit our ability to collect, use and share data in the context of our EEA and/or U.K. operations, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business and harming our business and financial condition.
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
In addition, we acquired worldwide rights to our gene therapy product candidates and were not involved in their development prior to such acquisitions. More particularly, we have had no involvement with or control over the nonclinical and clinical development of our gene therapy product candidates prior to acquiring the rights to them. We are dependent on our predecessor, UMMS, having conducted such research and development in accordance with the applicable protocols, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the gene therapy product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. In addition, we have limited data regarding the safety, tolerability and efficacy of our gene therapy product candidates and their potential indications, and we have not previously conducted development activities for a biological product candidate. Problems related to our predecessor, UMMS, and our limited available data for our gene therapy product candidates could result in increased costs and delays in the development of our gene therapy product candidates, which could adversely affect our ability to generate future revenues.

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
Drug development, particularly in the gene therapy field, is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists in the neurology field, including for the treatments of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases), there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these diseases. Further, it is likely that additional therapies will become available in the future for the treatment of our target indications.
We consider our direct competitors for AXO-AAV-GM1 for GM1 gangliosidosis to be LYS-GM101, a gene therapy product candidate being developed by Lysogene S.A., which initiated enrollment in a Phase 1/2 clinical trial in 2021, and PBGM01, a gene therapy program being developed by Passage Bio which received IND clearance and enrolled two patients in 2021. We consider our direct competitor for AXO-AAV-GM2 for GM2 gangliosidosis (including Tay-Sachs and Sandhoff disease) to be TSHA-101, a gene therapy product candidate being developed by Taysha Gene Therapies, which has an open clinical trial in Canada and initiated patient enrollment.

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
We will face competition from other drugs or from other non-drug products currently approved or that will be approved in the future in the neurology field, including for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases). Therefore, our ability to compete successfully will depend largely on our ability to:
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
The activities associated with the development and commercialization of our gene therapy product candidates, including their design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our gene therapy product candidates will prevent us from commercializing them.
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
Our AAV-based gene therapy product candidates are based on new gene transfer technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.
The use of gene therapy in the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease) is new. We may experience problems or delays in developing new gene therapy product candidates and such problems or delays may cause unanticipated costs, and such development problems may not be solvable. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process for our gene therapy product candidates from their current manufacturers, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.
In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. Until August 2017, the FDA had never approved a cell or gene therapy product. Since that time, it has only approved a small number of product candidates, including Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia. Additional cell and gene therapies are undergoing regulatory review in the United States and Europe. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our gene therapy product candidates in either the United States, or other major markets or how long it will take to commercialize our gene therapy product candidates, if any are approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, the EMA and other comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and cGCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying labels for such products may limit the approved use of the product, which could limit sales.
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
More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our gene therapy product candidates. Earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in such trials using earlier generation vectors. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes, and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If our vectors demonstrate a similar effect we may decide or be required to halt or delay further clinical development of our AAV-based product candidates. Adverse events in our clinical studies, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
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

We plan to commercialize our product candidates in the United States, the EU and other major markets. If our product candidates are approved for marketing, we may build a focused sales, distribution and marketing infrastructure to market them. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities, and any failure to obtain and maintain the requisite licenses, could delay any product launch, which would adversely impact the commercialization of our product candidates.
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
Further, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs and reform government program reimbursement methodologies for drugs. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent "principles" for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.
Additionally, on May 11, 2018, President Trump previously laid out his administration’s "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We intend to rely on CROs and nonclinical and clinical trial sites to ensure the proper and timely conduct of our nonclinical studies and our clinical trials, and we expect to have limited influence over their actual performance. In addition, pursuant to our agreement with UMMS, we may rely on their respective employees for certain services in connection with the transition of the respective gene therapy product candidates to us. We do not have complete control over those employees or their execution of services provided to us, and those employees may not perform such services in a timely or satisfactory manner, which could harm our business and development programs.
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
For biologics, such as AXO-AAV-GM1 and AXO-AAV-GM2, the Biologics Price Competition and Innovation Act (“BPCIA”) provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product.” The BPCIA provides, among other things, for a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference product sponsor that can include the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information (if the exchange is elected), we must then initiate an infringement lawsuit within 30 days for the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement.
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
Third-party patent applications directed to methods for producing recombinant AAV vectors could adversely affect the potential commercialization of our current gene therapy product candidates, if patents issue from such applications that include claims that would cover the methods of making our current gene therapy product candidates. While we do not believe that such pending third-party claims that would cover the methods of making our current gene therapy product candidates are likely to be patentable, we may be incorrect in this belief.
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
We have licensed rights to intellectual property from UMMS in order to commercialize our product candidates, and we have or intend to enter into one or more commercial supply and manufacturing agreements for our current product candidates.

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
Although our common stock is listed on the Nasdaq Global Select Market ("Nasdaq"), we cannot assure you that an active trading market for our common stock will be sustained. In addition, as a result of Roivant Sciences Ltd. ("RSL") owning approximately 25.2% of our shares of common stock outstanding as of February 8, 2022, trading in our common stock may be less liquid than the stock of companies with broader public ownership. If an active market for our common stock is not sustained, you may not be able to sell your stock quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
The market price of our common stock has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common stock has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•any additional delays in the commencement, enrollment and ultimate completion of our clinical trials, including as a result of the clinical hold placed on our AXO-AAV-GM2 program that was lifted in November 2020;

•results of clinical trials of our product candidates or those of our competitors;
•any delay in filing applications for marketing approval of our product candidates, and any adverse development or perceived adverse development with respect to applicable regulatory authorities’ review of those applications;
•failure to successfully develop and commercialize our product candidates;
•failure to maintain our relationship with UMMS or comply with the terms of the worldwide exclusive license agreement to develop and commercialize gene therapy product candidates AXO-AAV-GM1 and AXO-AAV-GM2 with UMMS, or the termination of the Oxford Agreement;
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
Based on shares of our common stock outstanding as of February 8, 2022, RSL beneficially owns approximately 25.2% of the voting power of our outstanding shares of common stock and has the ability to substantially influence us through this ownership position. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In 2020, RSL closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. ("Sumitomo") that includes a grant to Sumitomo of a right of first refusal with respect to our shares of common stock held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other stockholders, and could impact our ability to undertake certain corporate transactions. RSL recently entered into a business combination agreement with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, pursuant to which RSL has become a publicly-traded corporation. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence our decisions.
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
As of February 8, 2022, 18,577,380 of our outstanding shares of common stock, representing 25.2% of our shares of common stock, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common stock, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common stock, it could negatively affect our stock price. Such a decrease in our stock price could also in turn impair our ability to raise capital through the sale of additional equity securities.
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
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered shares of common stock or preferred stock, debt securities and warrants. We have also entered into a sales agreement with SVB Leerink LLC to sell shares of common stock from time to time through an at-the-market equity offering program with an aggregate offering price of up to approximately $35.1 million remaining available to be sold as of the issuance of the accompanying unaudited condensed consolidated financial statements and notes. To the extent we issue new shares of common stock as a result of needing additional capital, such stock could constitute a material portion of our then outstanding shares of common stock and cause dilution to our existing stockholders.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
On our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2022, we announced the resignation of our Chief Executive Officer and director, Pavan Cheruvu, which became effective on January 31, 2022. We also announced the appointment of our Chief Financial and Accounting Officer and General Counsel, David Nassif, as Interim Chief Executive Officer and a director, effective on January 31, 2022. Dr. Cheruvu agreed to assist with the executive transition as a non-executive employee through February 15, 2022.
In connection with Mr. Nassif’s appointment as Interim Chief Executive Officer, in addition to the compensation described in the Current Report on Form 8-K, the Compensation Committee of our board of directors approved a grant of 546,500 restricted stock units for Mr. Nassif. One-third of the restricted stock units vest on February 8, 2023, February 8, 2024 and February 8, 2025, subject to Mr. Nassif providing continuous service to us through each such date.
The Compensation Committee of our board of directors has also agreed with Mr. Nassif to amend the severance terms in his employment agreement, dated November 4, 2019, to provide that:
a.If Mr. Nassif’s employment is terminated without cause or Mr. Nassif resigns for good reason on or within 12 months of a change in control, Mr. Nassif receives 2 times his base salary; and
b.If a non-interim Chief Executive Officer is hired, Mr. Nassif’s severance benefits revert back to the current benefits, which provide for 1.5 times his base salary in the event his employment is terminated without cause or he resigns for good reason on or within 12 months of a change in control, with certain exceptions in the event that a non-interim Chief Executive Officer is hired within three months of a change in control.
In addition, the Compensation Committee of our board of directors approved a 90-day consulting agreement for Dr. Cheruvu, to become effective as of February 15, 2022. Under the consulting agreement, Dr. Cheruvu will be paid $1,000 per hour for his services subject to a 5-hour per month maximum. The terms of the agreement will not allow the continued vesting of any of Dr. Cheruvu’s stock options or restricted stock units.
We intend to file copies of Mr. Nassif’s amended and restated employment agreement and Dr. Cheruvu’s consulting agreement as exhibits to our Annual Report on Form 10-K for the fiscal year ending March 31, 2022.

Item 6.               Exhibits.

Exhibit Number	Description of Document	Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	8-K12G3	000-56226	3.1	11/13/2020

3.2	Bylaws.	8-K12G3	000-56226	3.2	11/13/2020

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

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

SIO GENE THERAPIES INC.

		By:	/s/ David Nassif
Date:	February 11, 2022	Name:	David Nassif
		Title:	Interim Chief Executive Officer; Chief Financial Officer; Chief Accounting Officer and General Counsel
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)