Form 10-K
period 2022-03-31
Sio Gene Therapies Inc.
filed 2022-06-14
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No   ☒
The aggregate market value of voting shares of common stock held by non-affiliates of the registrant at the end of the registrant's most recently completed second fiscal quarter ended September 30, 2021 was approximately $117,355,327 based on the last reported sale price of the shares of common stock on The Nasdaq Global Select Market on September 30, 2021 of $2.17 per share.
The number of shares outstanding of the Registrant’s common stock, $0.00001 par value per share, on June 10, 2022, was 73,739,378.

SIO GENE THERAPIES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2022

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:
•We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transactions that we may consummate in the future could have negative consequences.
•If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
•If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•We have a limited operating history and have never generated any product revenues.
•Our business, operations and future prospects could continue to be adversely impacted by the effects of health epidemics, including the recent COVID-19 pandemic.
•We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
•Third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights may delay or prevent the development and commercialization of any future product candidates.
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
The forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:
•the timing and outcome of our exploration of potential strategic alternatives;
•our anticipated uses of cash, cash runway and future cash position;
•the timing, cost and anticipated savings benefits of internal restructurings that we have conducted or may conduct in the future, including headcount reductions;
•our public securities’ potential liquidity and trading;
•continued service of, or changes required in, our officers or other key personnel;
•our ability to obtain, maintain and enforce intellectual property rights;
•our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies;
•our lack of profitability and the need for additional capital;
•the impact of laws and government regulations; and
•our ability to maintain and operate our business in light of the COVID-19 pandemic.
We have based these forward-looking statements largely on our current expectations and projections about future events, including economic and financial trends that we believe may affect our financial condition, results of operations, business strategy, nonclinical studies and clinical trials and financial needs. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission ("SEC"). These risks are not exhaustive. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Item 1.        Business
Overview
Historically, we were a clinical-stage company focused on developing gene therapies to radically transform the lives of patients with neurodegenerative diseases. We previously had three clinical-stage programs: AXO-AAV-GM1 for the treatment of GM1 gangliosidosis, AXO-AAV-GM2 for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) and AXO-Lenti-PD for the treatment of Parkinson’s disease.
Currently, we are winding down these three clinical-stage programs while also working on one pre-clinical program.
In June 2018, we entered into an exclusive license agreement (the “Oxford Agreement”) with Oxford Biomedica (UK) Ltd. (“Oxford”) pursuant to which we received a worldwide, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products. In February 2022, we provided notice to Oxford to terminate the Oxford Agreement to develop and commercialize AXO-Lenti-PD and related gene therapy product candidates. We determined to terminate the Oxford Agreement and redirect resources to our AXO-AAV-GM1 and -GM2 programs, as well as other strategic initiatives, due to several factors, including the resource requirements and development timelines to reach meaningful value inflection for the program and an increasingly challenging market and regulatory environment for Parkinson’s disease. We will continue to incur immaterial expenses in connection with the Oxford Agreement until its termination becomes effective.
In December 2018, we entered into an exclusive license agreement (the “UMMS Agreement”) with the University of Massachusetts Medical School (“UMMS”) pursuant to which we received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). In April 2022, we provided notice to UMMS to terminate the UMMS Agreement. The UMMS Agreement will be formally terminated following the 90-day wind-down/termination notice period. We will continue to conduct clinical operations for the AXO-AAV-GM1 and AXO-AAV-GM2 programs under the UMMS Agreement during the 90-day wind-down/termination period.
In parallel with our decision to terminate the AXO-AAV-GM1 and -GM2 programs, in April 2022, our board of directors approved and we announced the strategic decision to explore and review a range of strategic alternatives focused on maximizing stockholder value from our existing cash and cash equivalents, including a potential sale, merger, business combination or similar transaction. In connection with these actions, and as approved by our board of directors, we began implementing a significant headcount reduction, which we expect to conclude in June 2022. As part of these strategic decisions, we expect to incur aggregate costs estimated to range from approximately $0.9 million to $1.5 million relating to the reduction in headcount, all to be incurred during the fiscal quarter ending June 30, 2022.
While we continue to conduct certain pre-clinical research and development initiatives in gene therapy, we expect to devote substantial time and resources to exploring strategic alternatives. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distribution to our stockholders. In addition, we expect to incur additional operating expenses associated with the wind-down of the UMMS Agreement and the Oxford Agreement, including clinical trial activities that we will continue to conduct during the wind-down period.

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
In the Domestication, each of our currently issued and outstanding common shares automatically converted by operation of law, on a one-for-one basis, into shares of Sio common stock. Consequently, upon the effectiveness of the Domestication, each holder of an AGT common share instead holds a share of Sio common stock representing the same proportional equity interest in Sio as that stockholder held in AGT and representing the same class of shares. The number of shares of Sio common stock outstanding immediately after the Domestication is the same as the number of common shares of AGT. outstanding immediately prior to the Domestication. In connection with the Domestication, we adopted a new certificate of incorporation, bylaws and form of common stock certificate, copies of which were filed as Exhibits 3.1, 3.2 and 4.1, respectively, to our Report on Form 8-K12G3 filed with the SEC on November 13, 2020.
Manufacturing
We currently do not own or operate facilities for product manufacturing. We previously engaged with third parties and our license partners to manufacture our program materials, which we expect to cease following termination of the UMMS Agreement and Oxford Agreement and related wind-down activities. We previously hired experienced personnel with gene therapy product formulation and manufacturing expertise.
Competition
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We and any future strategic partner will face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions.
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize similar products that are safer, more effective, have fewer side effects or are less expensive than any products that we and/or our collaborators may develop.
Intellectual Property
Our commercial success depends in part on our ability and the ability of any future strategic partner to obtain and maintain proprietary protection for our future product candidates, novel discoveries, product development technologies and other know-how. Our commercial success also depends on our ability and the ability of any future strategic partner to operate without infringing on the proprietary rights of others. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, copyrights, know-how, continuing technological innovation and potential in-licensing and acquisition opportunities where appropriate to develop our proprietary position.
While we aim to seek broad coverage when filing and prosecuting patent applications, there is always a risk that an alteration to the process of obtaining patents or changes to the patent law in the United States or elsewhere may provide sufficient basis for a competitor to challenge or avoid infringement of any patents that might issue. In addition, we cannot provide any assurance that any patents will issue from our or any future strategic partner's pending applications or any future applications or that any future patents that might issue will adequately protect our intellectual property or cover our future product candidates.

If granted, individual patents are valid for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal patent term in the countries in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted a term of 20 years from the earliest non-provisional filing date. In addition, in certain instances, a patent's term can be extended via Patent Term Adjustment ("PTA") to recapture a portion of the U.S. Patent and Trademark Office's (the "USPTO") delay in issuing the patent as well as via Patent Term Extension ("PTE") to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the PTE period can be applied to only one patent per approved product, cannot be longer than five years and the total patent term including the PTE period must not exceed 14 years following FDA approval of an NDA or BLA. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest non-provisional filing date. The actual protection afforded by a patent varies on a product by product basis, on a claim by claim basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. The patent term of a European patent is 20 years from its filing date; however, unlike in the United States, a European patent is not granted PTA for delays at the European Patent Office. However, the European Union does have a compensation program similar to the U.S.’s PTE called Supplementary Patent Certificate ("SPC") that would effectively extend patent protection for term lost during regulatory delay, if any, for up to five years on one patent and the total patent term including the SPC must not exceed 15 years following the EMA granting of marketing authorization.
Furthermore, we may rely upon trade secrets and know-how, continuing technological innovation and future strategic partnerships to develop our competitive position. We seek to protect our proprietary information, in part by using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have or seek confidentiality agreements and invention assignment agreements with selected partners and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed by our employees or through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our current and future partners, collaborators, employees and consultants use intellectual property owned by others in their work, disputes may arise as to the rights in related or resulting know-how and inventions.
Our commercial success for future product candidates will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or future commercial strategies, or alter our future product candidate(s) or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize future product candidate(s) may have an adverse impact on our business.
Government Regulation
In the United States, pharmaceutical and biological products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDCA"), and the Public Health Service Act ("PHSA"). The FDCA, PHSA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, distribution, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. Our remaining clinical activities will also require us to comply with varying regulatory requirements of other countries and jurisdictions regarding quality and safety and governing clinical trials.
In addition, although we do not have any products on the market, our current and future business operations may be subject to additional healthcare regulation and enforcement by the U.S. federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and physician sunshine laws. Some of our pre-commercial activities are subject to some of these laws. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

Employees and Human Capital Resources
As of June 3, 2022, we had 12 full-time employees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.
We are committed to protecting our employees everywhere we operate. We have taken additional measures during the COVID-19 pandemic, including offering COVID-19 testing, as necessary. As of June 3, 2022, all of our employees are fully-remote workers as we are now a remote-first company.
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
Risks Related to our Strategic Alternative Process
We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transactions that we may consummate in the future could have negative consequences.
We continue to evaluate all potential strategic options for the Company, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders. Any delays in identifying a potential counterparty will cause our cash balance to continue to deplete, which could make us less attractive as a strategic counterparty. The continued review of our strategic options may also create continued uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent necessary to maintain our ongoing operations or to execute additional potential strategic options, which could have a material adverse effect on our business. Further, the market capitalization of our company is below the value of our cash and cash equivalents. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our remaining assets.
In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decrease the remaining cash available for use in our business or the execution of our strategic plan. Our board of directors remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the Company and its stockholders. However, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, be successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders. In addition, given the recent restructuring of our operations, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.
If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
The negotiation and consummation of any strategic transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:
•increased near-term and long-term expenditures;
•exposure to unknown liabilities;
•higher than expected acquisition or integration costs;
•incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•increased amortization expenses;

•difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•inability to retain key employees of our company or any acquired business; and
•possibility of future litigation.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.
If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.
We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.
In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as discontinuations of clinical programs. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.
Risks Related to Our Business, Financial Position and Capital Requirements
We have a limited operating history and have never generated any product revenues.
We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, raising capital, acquiring product candidates and advancing our product candidates into clinical development. We have not yet demonstrated an ability to successfully complete a registration-enabling pivotal clinical trial, obtain marketing approval, manufacture a clinical-stage or commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We have recently terminated our clinical programs and have focused our efforts largely on identifying a strategic transaction or alternative. While we continue to explore certain pre-clinical research and development initiatives, we may never be successful in developing or commercializing any product candidates, including following consummation of any strategic transaction. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
We have never been profitable, have not generated any revenue from product sales, and have no products approved for commercial sale.

Even if we consummate a strategic transaction with another clinical-stage development company or determine to pursue development of future product candidates, we do not know when those candidates will generate revenue, if at all. Our ability to generate product revenue will depend on a number of factors, including our ability to:
•successfully commence and complete clinical trials and obtain regulatory approval for the marketing of product candidates;
•establish effective sales, marketing and distribution systems for product candidates;
•add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;
•initiate and continue relationships with third-party suppliers and manufacturers and have clinical and commercial quantities of product candidates manufactured at acceptable cost and quality levels;
•attract and retain an experienced management and advisory team;
•raise additional funds when needed and on terms acceptable to us;
•achieve broad market acceptance of future products in the medical community and with third-party payors and consumers;
•launch commercial sales of future products, whether alone or in collaboration with others;
•compete effectively with other biotechnology companies; and
•obtain, maintain, expand and protect necessary intellectual property rights.
Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Even if any future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with their commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.
Our business, operations and future prospects could continue to be adversely impacted by the effects of health epidemics, including the recent COVID-19 pandemic.
Our business, operations and future prospects could continue to be adversely impacted by health epidemics wherever we have business operations. For example, the global COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted and may continue to significantly impact our industry and the global economy. These and similar, and perhaps more severe, disruptions in our operations, our industry and the global economy could negatively impact our business, operating results and financial condition.
Our clinical trials have been affected by the COVID-19 pandemic in the past, including emerging variant strains of the virus. Clinical trial progression, dosing, patient enrollment and related activities have been delayed due to concerns among patients about participating in clinical trials during a pandemic. Certain of our patients experienced difficulty following certain aspects of clinical trial protocols due to quarantines that impeded patient movement and interrupted healthcare services. For example, patients in our prior clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 were infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic or if they have not or are not eligible to receive COVID-19 vaccinations. Additionally, certain elderly patients in previous clinical trials were either unable to, or refused to, participate in clinical assessments at our research sites in the United Kingdom due to the COVID-19 pandemic. These COVID-19 related issues may prolong the time required to conduct any future clinical trials, including following the consummation of a strategic transaction, and/or impact the quality of the data obtained from one or more of such future studies or trials.
While the potential future economic impact caused by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic (as well as the invasion of Ukraine by Russia and the related sanctions imposed against Russia) could result in significant and prolonged disruption of global financial markets, which has negatively impacted and may continue to reduce our ability to access capital, limiting the financial resources available to us. These impacts have also been caused by related effects of the COVID-19 pandemic, such as inflationary pressures and stock price volatility, particularly in the biotechnology and drug development sectors. In addition, economic recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. These impacts may harm our ability to identify and consummate a strategic transaction on attractive terms or at all. In particular, many potential counterparties in any strategic transaction will require additional external financing to realize the benefits from such transaction, which may be difficult to execute as a result of the foregoing factors.
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
Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In April 2022, we commenced an organizational restructuring intended to significantly reduce our workforce by June 30, 2022. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Due to our limited resources, we may not be able to effectively manage our operations or retain qualified personnel, which may result in weaknesses to our infrastructure and operations, risks that we may be unable to comply with legal and regulatory requirements, risks to our internal controls and disclosure controls, and loss of employees and reduced productivity among remaining employees. The loss of additional personnel may also negatively impact our ability to identify and consummate a strategic transaction.
The restructuring resulted in the loss of institutional knowledge and expertise and the reallocation of and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Further, the restructuring and possible additional cost-containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. We may be required to rely more heavily on temporary or part-time employees, third party contractors and consultants to assist with managing our operations. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We will have only limited control over the activities of these consultants and can generally expect these individuals to devote only limited time to our activities. Failure of any of these persons to devote sufficient time and resources to our business could harm our business. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.
If our management is unable to successfully manage this transition and restructuring activities, our expenses may be more than expected and we may be unable to implement our business strategy. As a result, our future financial performance, operations, and prospects would be negatively affected.
We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
Investment in pharmaceutical and biological product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses as we identify strategic alternatives and continue exploration of certain pre-clinical research and development initiatives. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it.
Our ability to produce revenue and achieve profitability is dependent on our ability to identify and consummate a strategic transaction or identify and develop future product candidates, obtain necessary regulatory approvals, and have any such product candidates manufactured and successfully marketed and commercialized. We cannot assure you that we will be profitable even if we successfully commercialize any future product candidates. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

In order to meet our long-term operating requirements, including following any strategic transaction, we will need, among other things, additional capital resources. We could use our available capital resources sooner than we currently expect. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and our ability to raise additional capital has been, and may continue to be, adversely impacted by, among other things, potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may not be able to successfully identify and consummate a strategic transaction or pursue the development of any future product candidate.
Our current or prior employees, independent contractors, principal investigators, consultants, commercial collaborators, manufacturers, service providers and other vendors, or those of our affiliates, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.
Our employees and contractors, including any current or prior principal investigators, consultants, commercial collaborators, manufacturers, service providers and other vendors, or those of our affiliates, may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations, including those of the FDA and other similar regulatory bodies that require the reporting of true, complete and accurate information; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. Even though we have ceased clinical development activities for our existing programs, if our employees, independent contractors, principal investigators, consultants, commercial collaborators, manufacturers, service providers or other vendors, or those of our affiliates, are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations.
Potential product liability lawsuits against us could cause us to incur liabilities and limit commercialization of any products that we may develop.
The prior use of our product candidates in clinical trials exposes us to the risk of product liability claims. Product liability claims might be brought against us by clinical trial patients, health care providers, pharmaceutical companies or others otherwise coming into contact with our prior product candidates. On occasion, large monetary judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we are not successful in defending ourselves against product liability claims, we could incur liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation and significant negative media attention;
•significant costs to defend related litigation;
•distraction of management’s attention from our primary business;
•difficulty in attracting strategic counterparties or the ability for us to realize anticipated benefits of any strategic transaction;
•substantial monetary awards to patients or other claimants; and

•inability to commercialize any future product candidate.
The product liability insurance we currently carry, and any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.
We are subject to stringent U.S. and foreign privacy laws, regulations and standards related to data privacy and security. If we fail to comply with such requirements, we may be subject to liabilities that adversely affect our business, operations and financial performance, and/or harm to our reputation.
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
We may also be subject to or affected by laws and regulations globally, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with future clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.
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
We rely on third parties to conduct, supervise and monitor the wind-down of our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance.
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
Risks Related to Our Intellectual Property
If we or any future strategic partners are unable to obtain and maintain patent protection for future products or if the scope of patent protection obtained is not sufficiently broad, we may not be able to compete effectively in certain markets.
We will rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect intellectual property related to our development programs and any future product candidates. Our success for future programs depends in part on our or any future strategic partner's ability to obtain and maintain patent protection in the United States and other countries for future product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
Any patent applications that we might in-license or own cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such application(s).
It is also possible that we or any future strategic partner will fail to identify patentable aspects of research and development output before it is too late to obtain patent protection. Any patent applications that we might own or in-license may fail to result in issued patents with claims that cover our future product candidates in the United States or in other foreign countries. We may also inadvertently make statements, e.g., to regulatory agencies during the regulatory approval process, that may be inconsistent with positions during prosecution of any future in-licensed or owned patents, which may result in such patents being narrowed, invalidated, or held unenforceable.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect patent rights to the same extent as the laws of the United States. Furthermore, we cannot know with certainty whether we or any strategic partner were the first to make the inventions claimed in any future patents or pending patent applications owned or licensed by us, or whether we will be the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of any future patent rights are highly uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of any future patent rights.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology, or limit the duration of any future patent protection.
Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the first non-provisional filing date. Certain extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, any future patents protecting such candidates might expire before or shortly after such candidates are commercialized.
The validity, scope and enforceability of any patents can be challenged by third parties.
Litigation or other proceedings to enforce or defend intellectual property rights are often complex in nature, may be expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with any future product candidates.
We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
A third party may hold intellectual property, including patent rights and trade secrets that are important or necessary to the development of any future product candidates. It may be necessary for us to use the patented or proprietary technology of one or more third parties to manufacture or commercialize any future product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If any such patents were to be asserted against us, there is no assurance that a court would find in our favor or that, if we choose or are required to seek a license, a license to any such patents would be available to us on acceptable terms or at all.
Third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights may delay or prevent the development and commercialization of any future product candidates.
Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review, and post-grant review before the USPTO, as well as oppositions and similar proceedings in foreign jurisdictions. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our business activities may be subject to claims of infringement of a patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.
There may be third-party patents or patent applications with claims to compositions, materials, formulations, methods of manufacture or methods for treatment related to our future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that any future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our or any future strategic partner's technologies infringes upon these patents.
A license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in the information or resulting know-how and inventions.

Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign any affected future product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market any future products.
We cannot guarantee that patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is or may be relevant to or necessary for our business in any jurisdiction.
The scope of a patent claim is determined by multiple factors including an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our business.
If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any future product candidates that are held to be infringing. We might, if possible, also be forced to redesign products, processes, or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
If we breach any license or collaboration agreements, it could compromise our business and development efforts.
Disputes may arise between us and any of these counterparties regarding intellectual property rights that are subject to such agreements, including, but not limited to:
•the scope of rights granted under an agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of a licensor that is not subject to the agreement;
•any right to sublicense patent and other rights to third parties;
•any diligence obligations with respect to the use of the licensed technology in relation to development and commercialization of any future product candidates, and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by licensors and us and any future partners;
•any right to transfer or assign a license; and
•the effects of termination.
These or other disputes over intellectual property that we license or acquire in the future may prevent or impair our ability to maintain arrangements on acceptable terms or may impair the value of the arrangement to us. Any such dispute could have an adverse effect on our business.
Any uncured, material breach under such agreements could result in loss of rights to practice any patent rights and other intellectual property licensed under any such agreements and to liability for potential damages.

We may become involved in lawsuits to protect or enforce patents, the patents of any licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.
Competitors may infringe or otherwise violate our future patents, the patents of licensors or future strategic partners, or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours, any future strategic partner, or any licensor is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of such patents at risk of being invalidated or interpreted narrowly and could put patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that such patents are invalid or unenforceable.
In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we may license, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on the subject matter of such patents. Such a loss of patent protection could harm our business.
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
Because of the expense and uncertainty of litigation, we may not be in a position to enforce intellectual property rights against third parties.
Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing any patents that may be issued as a result of any pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.
We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
Filing, prosecuting and defending patents covering our future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies or the technologies of any future strategic partner in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with any future products in jurisdictions where we do not have any issued or licensed patents and any future patent claims, or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of patents generally in some countries. Proceedings to enforce any patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.
Furthermore, our or any future strategic partner's efforts to enforce any intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we may develop or license in the future.
Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
We expect to continue to collaborate with third parties and any future partner on the development of our future product candidates, and so, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our collaboration or similar agreements. We will seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position. Further, adequate remedies may not exist in the event of unauthorized use or disclosure. Given that our proprietary position is expected to be based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
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
We and any future strategic partner employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators, and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we or any future strategic partner may be subject to claims that we, our partner or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We or any future partner may also be subject to claims that former employers or other third parties have an ownership interest in patents or patent applications filed by us. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to initiate or continue our clinical trials and internal research programs, or in-license needed technology or other future product candidates. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary for clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our future product candidates, if approved.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for our future product candidates, we and any future strategic partner may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.
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
We expect to rely on trademarks as one means to distinguish any of our future product candidates that are approved for marketing from the products of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.
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
The degree of future protection afforded by our or any future strategic partner's intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to achieve or maintain a competitive advantage.
Risks Related to Our Common Stock
We may be treated as a “public shell” company which could have negative consequences, including potential Nasdaq delisting of our common stock.
We may be treated as a “public shell” under the Nasdaq rules and the Securities Act. Although the evaluation of whether a listed company is a public shell company is based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell. Listed companies determined to be public shells by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.
If Nasdaq should delist our common stock from trading, a reduction in some or all of the following may occur, each of which could have a material adverse effect on holders of our common stock: the liquidity of our common stock; the market price of our common stock; the number of institutional and general investors that will consider investing in our common stock; the number of investors in general that will consider investing in our common stock; the number of market makers in our common stock; the availability of information concerning the trading prices and volume of our common stock; and the number of broker-dealers willing to execute trades in our common stock. In addition to the foregoing, there are certain consequences under the Securities Act of being a public shell, including the unavailability of Rule 144 thereunder for the resale of restricted securities, the inability to utilize Form S-8 for the registration of employee benefit plan securities; and the inability to utilize Form S-3 under the “baby shelf” rules applicable to companies with a non-affiliate market capitalization of less than $75 million. In addition, the potential determination that we are a shell company or the prospective loss of our listing on Nasdaq could make us less attractive as a partner in any potential strategic transaction.
The price of our common stock currently does not meet the requirements for continued listing on the Nasdaq Global Select Market. If we fail to maintain or regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
The continued listing standards of the Nasdaq Global Select Market ("Nasdaq") require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. The bid price of our common stock has recently closed below the minimum $1.00 per share requirement and on March 16, 2022 we received a notification of noncompliance from Nasdaq. In accordance with Nasdaq’s listing rules, we will be afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.
If we fail to regain compliance with the minimum bid price requirement, or if we fail to meet other continued listing requirements in the future, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to consummate a strategic transaction and raise additional financing through the public or private sale of equity securities, and would significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.

Unless our common stock continues to be listed on a national securities exchange, it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.
If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to the sale. This means that if we are unable to maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected. If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer must also disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.
The market price of our common stock has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common stock has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•our ability to identify and consummate a strategic transaction;
•inability to obtain additional funding and deterioration of financing conditions in our industry;
•our internal restructuring and workforce reduction;
•inability to obtain, protect or maintain necessary intellectual property;
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
•additions or departures of key personnel;
•short sales of our common stock;
•sales of shares of our common stock by us or our stockholders in the future;
•negative coverage in the media or analyst reports, whether accurate or not;

•issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;
•our ability to maintain the listing of our common stock on Nasdaq;
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
Although our common stock is listed on Nasdaq, we cannot assure you that an active trading market for our common stock will be sustained. In addition, as a result of Roivant Sciences Ltd. ("RSL") owning approximately 25.2% of our shares of common stock outstanding as of June 9, 2022, trading in our common stock may be less liquid than the stock of companies with broader public ownership. If an active market for our common stock is not sustained, you may not be able to sell your stock quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
RSL owns a significant percentage of our shares of common stock and is able to exert significant control over matters subject to stockholder approval.
Based on shares of our common stock outstanding as of June 9, 2022, RSL beneficially owns approximately 25.2% of the voting power of our outstanding shares of common stock and has the ability to substantially influence us through this ownership position. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In 2020, RSL closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. ("Sumitomo") that includes a grant to Sumitomo of a right of first refusal with respect to our shares of common stock held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other stockholders, and could impact our ability to undertake certain corporate transactions. RSL recently became a publicly-traded corporation. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence our decisions.
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
As of June 9, 2022, 18,577,380 of our outstanding shares of common stock, representing 25.2% of our shares of common stock, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common stock, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common stock, it could negatively affect our stock price. Such a decrease in our stock price could also in turn impair our ability to raise capital through the sale of additional equity securities.
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
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered shares of common stock or preferred stock, debt securities and warrants. We have also entered into a sales agreement with SVB Securities LLC to sell shares of common stock from time to time through an at-the-market equity offering program with an aggregate offering price of up to approximately $35.1 million remaining available to be sold as of June 9, 2022. To the extent we issue new shares of common stock as a result of needing additional capital, such stock could constitute a material portion of our then outstanding shares of common stock and cause dilution to our existing stockholders.

If we are unable to maintain proper and effective internal controls over financial reporting and disclosure controls and procedures, investor confidence in our company and, as a result, the value of our common stock, may be adversely affected.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. Effective disclosure controls and procedures enable us to make timely and accurate disclosure of financial and non-financial information that we are required to disclose. If we cannot provide effective controls and reliable financial reports and other disclosures, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls over financial reporting or disclosure controls and procedures that, even if effective, could be improved. Our recent workforce reduction and any further departures of accounting or finance function employees or consultants may increase the likelihood of future internal controls deficiencies.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our principal and registered offices are located at 130 West 42nd St., 26th Floor, New York, New York 10036. In November 2021, we entered into a lease agreement for research and development laboratory and related office space in Durham, North Carolina, which expires in December 2024. In August 2020, we entered into a lease agreement for office space in New York, New York that commenced in December 2020 and expires in June 2026. In August 2019, we entered into a lease agreement for office space in Durham, North Carolina, which expires in November 2022.
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
Stockholders
American Stock Transfer & Trust Company is the transfer agent and registrar for our shares of common stock. As of April 30, 2022, we had three holders of record of our shares of common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our shares of common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.
Item 6.        Reserved.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
Historically, we were a clinical-stage company focused on developing gene therapies to radically transform the lives of patients with neurodegenerative diseases. We previously had three clinical-stage programs: AXO-AAV-GM1 for the treatment of GM1 gangliosidosis, AXO-AAV-GM2 for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) and AXO-Lenti-PD for the treatment of Parkinson’s disease.
Currently, we are winding down these three clinical-stage programs while also working on one pre-clinical program.
In June 2018, we entered into the Oxford Agreement with Oxford pursuant to which we received a worldwide, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products. In February 2022, we provided notice to Oxford to terminate the Oxford Agreement to develop and commercialize AXO-Lenti-PD and related gene therapy product candidates. We determined to terminate the Oxford Agreement and redirect resources to our AXO-AAV-GM1 and -GM2 programs, as well as other strategic initiatives, due to several factors, including the resource requirements and development timelines to reach meaningful value inflection for the program and an increasingly challenging market and regulatory environment for Parkinson’s disease. We will continue to incur immaterial expenses in connection with the Oxford Agreement until its termination becomes effective.
In December 2018, we entered into the UMMS Agreement with UMMS pursuant to which we received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). In April 2022, we provided notice to UMMS to terminate the UMMS Agreement. The UMMS Agreement will be formally terminated following the 90-day wind-down/termination notice period. We will continue to conduct clinical operations for the AXO-AAV-GM1 and AXO-AAV-GM2 programs under the UMMS Agreement during the 90-day wind-down/termination period.
In parallel with our decision to terminate the AXO-AAV-GM1 and -GM2 programs, in April 2022, our board of directors approved and we announced the strategic decision to explore and review a range of strategic alternatives focused on maximizing stockholder value from our existing cash and cash equivalents, including a potential sale, merger, business combination or similar transaction. In connection with these actions, and as approved by our board of directors, we began implementing a significant headcount reduction, which we expect to conclude in June 2022. As part of these strategic decisions, we expect to incur aggregate costs estimated to range from approximately $0.9 million to $1.5 million relating to the reduction in headcount, all to be incurred during the fiscal quarter ending June 30, 2022.
While we continue to conduct certain pre-clinical research and development initiatives in gene therapy, we expect to devote substantial time and resources to exploring strategic alternatives. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distribution to our stockholders. In addition, we expect to incur additional operating expenses associated with the wind-down of the UMMS Agreement and the Oxford Agreement, including clinical trial activities that we will continue to conduct during the wind-down period.

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
In the Domestication, each of our currently issued and outstanding common shares automatically converted by operation of law, on a one-for-one basis, into shares of Sio common stock. Consequently, upon the effectiveness of the Domestication, each holder of an AGT common share instead holds a share of Sio common stock representing the same proportional equity interest in Sio as that stockholder held in AGT and representing the same class of shares. The number of shares of Sio common stock outstanding immediately after the Domestication is the same as the number of common shares of AGT. outstanding immediately prior to the Domestication. In connection with the Domestication, we adopted a new certificate of incorporation, bylaws and form of common stock certificate, copies of which were filed as Exhibits 3.1, 3.2 and 4.1, respectively, to our Report on Form 8-K12G3 filed with the SEC on November 13, 2020.
COVID-19 Business Update
We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and operations. We believe that the measures we have previously implemented are appropriate, reflecting both regulatory and public health guidance, to maintain business continuity. We will continue to closely monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate.
In the conduct of our business activities during the pandemic, we took actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients previously enrolled in our clinical trials, we worked closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. While the COVID-19 pandemic has not resulted in a significant delay to our prior clinical development timelines to-date and has not had a significant impact to our historical operations, the COVID-19 pandemic continues to evolve, including as a result of variants, and could materially impact our strategic goals to explore and review a range of strategic alternatives focused on maximizing stockholder value from our existing cash and cash equivalents, including a potential sale, merger, business combination or similar transaction. The COVID-19 pandemic and related impacts (including inflationary pressures) could result in significant and prolonged disruption of global financial markets, which has negatively impacted and may continue to reduce our ability to access capital, limiting the financial resources available to us.
We do not yet know the full extent of potential impacts on our business, operations, strategic goals, or the global economy as a whole. However, these effects could harm our operations, and we will continue to monitor the COVID-19 situation closely. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.
Financial Operations Overview
Revenue
We have not generated any revenue from the sale of any products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and begin to commercialize any product candidates.
Research and Development Expense
Since our inception, our operations have historically primarily been focused on organizing and staffing our company, raising capital, and acquiring, preparing for and advancing our prior product candidates into clinical development. Our research and development expenses include program-specific costs, as well as unallocated internal costs.

Program-specific costs include:
•direct third-party costs, which include expenses incurred under agreements with CROs and contract manufacturing organizations, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, and any other third-party expenses directly attributable to the development of our prior product candidates; and
•payments for research and development milestones, which include costs incurred under our agreements with UMMS and Oxford.
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
Our research and development expenses are expected to decrease substantially in the near term, following the previously announced discontinuation of our AXO-AAV-GM1, AXO-AAV-GM2 and AXO-Lenti-PD programs, as well as the significant reduction in workforce that we implemented subsequent to March 31, 2022. These programs are expected to be wound down by June 30, 2022 after which our research and development activities will be concentrated on one preclinical program.
General and Administrative Expense
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
During the fiscal year ending March 31, 2023, we anticipate that our general and administrative expenses will decrease primarily as a result of stock-based compensation expense largely associated with the RSL Equity Instruments, for which expensing commenced upon the liquidity event vesting condition being met upon the closing of RSL's business combination with Montes Archimedes Acquisition Corp. ("MAAC") on September 30, 2021.
Results of Operations for the Years Ended March 31, 2022 and March 31, 2021
The following table summarizes our results of operations for the years ended March 31, 2022 and March 31, 2021 (in thousands):

	Years Ended March 31,
	2022	2021
Operating expenses:
Research and development expenses
(includes $1,286 and $1,583 of stock-based compensation expense for the years ended March 31, 2022 and 2021, respectively)	$53,399	$24,903
General and administrative expenses
(includes $6,139 and $2,909 of stock-based compensation expense for the years ended March 31, 2022 and 2021, respectively)	18,163	17,294
Total operating expenses	71,562	42,197
Interest expense	27	799
Other expense (income)	39	(10,359)
Income tax expense (benefit)	259	(212)
Net loss	$(71,887)	$(32,425)

Research and Development Expenses
For the years ended March 31, 2022 and 2021, our research and development expenses consisted of the following (in thousands):

	Years Ended March 31,
	2022	2021	Change
Program-specific costs:
AXO-AAV-GM1	$17,021	$4,676	$12,345
AXO-AAV-GM2	10,725	2,231	8,494
AXO-Lenti-PD	10,571	5,668	4,903
Unallocated internal costs:
Personnel-related	9,439	7,058	2,381
Stock-based compensation	1,286	1,583	(297)
Other	4,357	3,687	670
Total research and development expenses	$53,399	$24,903	$28,496
Research and development expenses were $53.4 million for the year ended March 31, 2022 compared to $24.9 million for the year ended March 31, 2021. The $28.5 million increase was primarily related to:
(i) a $10.8 million increase in AXO-AAV-GM1 program expenses primarily related to clinical trial material manufacturing expenses (not including a milestone payment disclosed in (iii) below) ;
(ii) a $7.0 million increase in AXO-AAV-GM2 program expenses primarily related to non-GMP and GMP manufacturing expenses and clinical trial expenses (not including a milestone payment disclosed in (iii) below); and
(iii) $5.0 million in total milestone payments in the year ended March 31, 2022 under the AXO-AAV-GM1, AXO-AAV-GM2 and AXO-Lenti-PD programs.
General and Administrative Expenses
General and administrative expenses were $18.2 million for the year ended March 31, 2022 and $17.3 million for the year ended March 31, 2021. The increase of $0.9 million was primarily related to an increase of $3.9 million of stock-based compensation expense associated with the RSL Equity Instruments, for which expensing commenced upon the liquidity event vesting condition being met upon the closing of RSL's business combination with MAAC on September 30, 2021. These increases were partially offset by decreases of (i) $1.7 million for rent, depreciation and facility expenses primarily due to the downsizing of our New York office footprint, (ii) $0.7 million for tax, auditing and accounting fees resulting primarily from the simplification of our corporate structure and the domestication of Sio Gene Therapies Inc. from Bermuda to Delaware that was completed in November 2020, and (iii) $0.7 million for stock-based compensation expense unrelated to the RSL Equity Instruments.
Interest Expense
Interest expense was $27 thousand and $0.8 million for the years ended March 31, 2022 and 2021, respectively. The decrease in interest expense during the current year was due to the April 2020 prepayment in full of the $15.7 million outstanding principal balance on our loan and security agreement with Hercules Capital, Inc. ("Hercules").
Other Expense (Income)
Other expense (income) was $39 thousand and $(10.4) million for the years ended March 31, 2022 and 2021, respectively. Other expense for the year ended March 31, 2022 consisted primarily of foreign exchange losses. Other income for the year ended March 31, 2021 included income of approximately $11.3 million associated with gains on our investment in Arvelle Therapeutics B.V. ("Arvelle") that was sold in February 2021, which was partially offset by foreign exchange losses.

Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common stock and pre-funded warrants, as well as borrowings under our credit facilities. As of March 31, 2022, we had $63.7 million of cash and cash equivalents available to us, and in April 2020, we prepaid the remaining outstanding principal balance, equal to $15.7 million, together with $0.3 million of accrued interest, fees and other amounts due under our loan and security agreement with Hercules.
Capital Requirements
We have not yet achieved profitability and expect to continue to incur operating and net losses, as well as negative cash flows from operations, for the foreseeable future. We have not generated any revenue to date. Until such time, if ever, as we can generate product substantial revenue, and subject to our pursuit of strategic alternatives, we expect to primarily finance our cash needs using our existing cash.
We expect that our existing cash and cash equivalents of $63.7 million at March 31, 2022 will enable us to fund our current operating plan beyond the twelve-month period following the date that the accompanying consolidated financial statements and footnotes were issued. In order to meet longer operating requirements, including as we continue to explore and pursue strategic alternatives, we will need additional capital resources. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our principal operating focus is currently on pursuing a range of strategic alternatives. We believe we have sufficient cash resources, net of costs which we estimate to incur in relation to such a transaction, to complete a strategic transaction. If we do not complete a strategic transaction, we may consider dissolving the Company and liquidating the assets. In that case, we believe that our cash resources are sufficient to satisfy estimated liabilities and costs of such a process. However, the achievement of a strategic transaction and the associated costs and timing thereof is uncertain and the time, cost and reserves which may be required to be held back for future claims is uncertain so our estimates may prove incorrect.
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to, the timing and outcome of our exploration of, and execution upon any, potential strategic alternatives, the cost of obtaining necessary intellectual property and defending potential intellectual property disputes, realization of the anticipated benefits of our headcount reduction, and the costs of operating as a public company.
For the years ended March 31, 2022 and March 31, 2021, we incurred net losses of $71.9 million and $32.4 million, respectively. As of March 31, 2022, our cash and cash equivalents totaled $63.7 million and our accumulated deficit was $863.0 million. We estimate that our current cash and cash equivalents balance is sufficient to support operations beyond the twelve-month period following the date that the accompanying consolidated financial statements were issued. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
We expect to primarily finance our cash needs using our existing cash. We do not currently have any committed external source of funds. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and our ability to raise additional capital has been, and may continue to be, adversely impacted by, among other things, potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. In addition, extreme price and volume fluctuations in the stock market in general, and the Nasdaq Global Select Market, in particular, have resulted in volatile and sometimes decreased stock prices for many companies, including us. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance, and impact our ability to raise sufficient additional capital on acceptable terms, if at all.

At-the-Market Equity Offering Program
We have engaged SVB Securities LLC as our agent to sell shares of our common stock from time to time through an at-the-market equity offering program. SVB Securities LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our shares of common stock sold. As of March 31, 2022, we have sold approximately 30.4 million shares of common stock for total proceeds of approximately $92.0 million, net of brokerage fees, under the sales agreement since April 2020.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Years Ended March 31,
	2022	2021
Net cash used in operating activities	$(60,346)	$(46,589)
Net cash provided by investing activities	3,648	12,386
Net cash provided by financing activities	1,441	73,621
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and stock-based compensation expenses, as well as the effect of changes in working capital and other activities.
For the year ended March 31, 2022, net cash used in operating activities was $60.3 million and was primarily attributable to a net loss of $71.9 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to a decrease of $1.0 million in accrued expenses, which were partially offset by $7.4 million of non-cash stock-based compensation expense, an increase of $2.6 million in accounts payable, as well as a decrease of $2.1 million in prepaid expenses and other current assets.
For the year ended March 31, 2021, net cash used in operating activities was $46.6 million and was primarily attributable to a net loss of $32.4 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to other income of $11.3 million associated with gains on our investment in Arvelle, an increase of $4.4 million in prepaid expenses and other current assets and decreases of $3.1 million in accounts payable and $2.1 million in accrued expenses, which were partially offset by $4.5 million of non-cash stock-based compensation expense and $1.5 million of operating lease right-of-use asset amortization expense.
Investing Activities
For the year ended March 31, 2022, net cash provided by investing activities was $3.6 million, consisting of proceeds of $4.3 million from the sale of our long-term investment in Arvelle that was partially offset by purchases of fixed assets.
For the year ended March 31, 2021, net cash provided by investing activities was $12.4 million, consisting of proceeds of $12.8 million from the sale of our long-term investment in Arvelle that was partially offset by purchases of fixed assets.
Financing Activities
For the year ended March 31, 2022, net cash provided by financing activities was $1.4 million and consisted of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Securities LLC.
For the year ended March 31, 2021, net cash provided by financing activities was $73.6 million and consisted primarily of $89.2 million of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Securities LLC, partially offset by $15.7 million of principal payments made on long-term debt.

Contractual Obligations
In October 2019, we entered into an agreement with a third-party to lease office space in Durham, North Carolina under a lease agreement expiring in November 2022, and in August 2020, we entered into a lease agreement with a third-party for an office facility in New York, New York that commenced in December 2020 and expires in June 2026. In November 2021, we entered into a lease agreement for a research and development facility and related office space in Durham, North Carolina with an initial term expiring in December 2024. For the years ended March 31, 2022 and March 31, 2021, we incurred $0.6 million and $1.6 million, respectively, in rent expense under these agreements.. As of March 31, 2022, our real property lease obligations were $2.9 million with $0.8 million expected to be paid within 12 months and the remainder thereafter.
In addition, we have entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by us with 30- or 60-days' written notice, unless otherwise indicated. These cancellable contracts are not included in the total obligations in the preceding paragraph. Further, certain of our manufacturing agreements could require early termination and wind-down payments due from us as a result of the recent termination of our clinical trials.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of March 31, 2022, we had cash and cash equivalents of $63.7 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 8.        Financial Statements and Supplementary Data
All financial statements and schedules required to be filed hereunder are listed in the Index to Financial Statements and set forth in Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sio Gene Therapies Inc. have been detected.

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report on internal control over financial reporting in this report, as we were a smaller reporting company as defined in the rules and regulations of the SEC as of March 31, 2022.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10.        Directors, Executive Officers and Corporate Governance
Directors
Our Board of Directors (the "Board") presently has seven members. Each director is elected to serve a one-year term, with all directors subject to annual election. Vacancies on the Board may be filled by the Board or by the stockholders in a general meeting. A director elected to fill a vacancy, including vacancies created by an increase in the number of directors, will serve for the remainder of the full term.
Berndt Modig, Senthil Sundaram, Atul Pande, M.D., Frank Torti, M.D. and Eric Venker, M.D, Pharm.D. are each current directors who were previously elected by our stockholders. David Nassif, J.D. was appointed to the Board in January 2022 and Kristiina Vuori, M.D., Ph.D. was appointed to the Board in October 2020 to fill existing vacancies.
The following table identifies our directors, as well as the position they hold, any committee membership, and their ages as of March 31, 2022:

Name	Age	Director Since	Position	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Frank Torti, M.D.	43	2018	Chairperson
Atul Pande, M.D.	67	2015	Lead Independent Director	✓	✓	✓*
David Nassif, J.D.	67	2022	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, General Counsel and Director
Berndt Modig	63	2015	Director	✓	✓*
Senthil Sundaram	43	2019	Director	✓*		✓
Eric Venker, M.D., Pharm.D.	35	2020	Director
Kristiina Vuori, M.D., Ph.D.	54	2020	Director			✓
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
David Nassif, J.D.
Mr. Nassif served as the Principal Financial and Accounting Officer, General Counsel of Axovant Gene Therapies Ltd. from July 2019 until November 2020 and as the Chief Financial Officer of Axovant Sciences, Inc. from July 2019 through December 2020, and has served as the Chief Financial Officer and Chief Accounting Officer, General Counsel of Sio Gene Therapies Inc. since November 2020. Mr. Nassif has also served as the Chief Executive Officer and as a member of the Board of Sio Gene Therapies Inc. since January 2022. He served as Executive Vice President and Chief Financial Officer of SteadyMed, Ltd., a specialty pharmaceutical company, from March 2013 (first as a financial consultant and commencing March 2015 on a full-time basis) until June 2019. From May 2011 through September 2014, Mr. Nassif served as the President and Chief Financial Officer of Histogen, Inc., a regenerative medicine company. From May 2007 to February 2010, Mr. Nassif served as the Executive Vice President and Chief Financial Officer of Zogenix, Inc., a specialty pharmaceutical company. Mr. Nassif received a B.Sc. in Finance and Management Information Systems from the University of Virginia with honors and a J.D. from the University of Virginia School of Law. We believe that Mr. Nassif’s extensive experience in leadership roles at biopharmaceutical companies qualify him to serve on the Board.
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

Senthil Sundaram
Mr. Sundaram has served as a member of the Board since June 2019. In July 2020, Mr. Sundaram became the Chief Executive Officer and a director of Terns Pharmaceuticals, Inc., a publicly-traded clinical-stage pharmaceutical company. Mr. Sundaram served as the Chief Financial Officer of Nightstar Therapeutics plc, a publicly-traded clinical-stage gene therapy company, from April 2017 to June 2019, when it was acquired by Biogen, Inc., a multinational biotechnology company. While at Nightstar, Mr. Sundaram led a number of private and public offerings, including its initial public offering, and a variety of business development efforts including the M&A process that resulted in the acquisition by Biogen. From February 2013 to April 2017, Mr. Sundaram served in a variety of positions at Intercept Pharmaceuticals, Inc., a biopharmaceutical company, including most recently as its Vice President and head of business development. Prior to joining Intercept, from 2000 to 2013, Mr. Sundaram worked in the healthcare investment banking groups at Lehman Brothers Inc., Barclays Capital Inc., Citigroup Global Markets Inc. and Lazard Ltd. Mr. Sundaram has also served on the board of directors of Social Capital Suvretta Holdings Corp. I since September 2021. Mr. Sundaram earned a B.S. in Computer Engineering and a B.A. in Economics from Brown University. We believe that Mr. Sundaram’s extensive experience in leadership roles at biopharmaceutical companies qualifies him to serve on the Board.
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
Kristiina Vuori, M.D., Ph.D.
Dr. Vuori has served as a member of the Board since October 2020. Dr. Vuori has served as President of Sanford Burnham Prebys Medical Discovery Institute, or the Institute, since January 2010. The Institute is a non-profit research organization focused on biomedical research and drug discovery in the areas of cancer, neurodegeneration, diabetes, and infectious, inflammatory, and childhood diseases. In addition, Dr. Vuori has held the Pauline and Stanley Foster Presidential Chair since January 2010 and has served as Professor at the Institute since January 1995. From July 2014 to September 2017, Dr. Vuori served on the board of directors of WebMD Health Corp., an online publisher of health news and information, and since June 2019, has served on the board of directors of Bionano Genomics, Inc., a life sciences instrumentation company. She has served on the board of directors of Forian, Inc., a health data analytics company, since January 2021. She has served on the board of directors of Inhibrx, Inc., a clinical-stage biotechnology company, since October 2021. Additionally, she serves or has served in the past five years on the boards of directors of the American Association for Cancer Research and the California Institute for Regenerative Medicine. Dr. Vuori earned her M.D. and Ph.D. from the University of Oulu, Finland. We believe that that Dr. Vuori’s experience as a physician-scientist in biomedical research and drug discovery and as an educator of research scientists, her experience managing a large non-profit research organization, and her various leadership roles in non-profit, for-profit and public boards qualify her to serve on the Board.
Executive Officer
David Nassif, J.D., age 67, serves as our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and General Counsel. Refer to “—Directors—David Nassif, J.D.” for Mr. Nassif’s biography.
Information Regarding the Board of Directors and Corporate Governance
Board Leadership Structure
Dr. Torti currently serves as Chairperson of the Board. The Board believes that Dr. Torti’s role as Chairperson helps ensure that management and the Board act with common purpose and benefit from the extensive executive leadership and operational experience of Dr. Torti. The Board believes that Dr. Torti is well-positioned to act as a bridge between management and the Board, facilitating the regular flow of information. In addition, the Board believes that, under current circumstances, the separation of the offices of Chairperson and Chief Executive Officer will enhance oversight of management and Board function, allowing Mr. Nassif the ability to focus on his primary responsibilities as Chief Executive Officer, enhancing stockholder value and expanding and strengthening our business.

Our corporate governance guidelines provide that the Board will select its Chairperson in the manner that it determines to be in the best interests of our stockholders. The same person may hold the positions of Chief Executive Officer and Chairperson, or the Board may separate these offices. If the Chairperson is an independent director, the Board may designate the Chairperson as the lead independent director. If the Chairperson is not an independent director, the Board may designate one of the independent directors as the lead independent director. Dr. Pande was designated by the Board as our lead independent director in September 2018. The lead independent director’s duties include among other things: establishing the agenda for meetings of the independent directors and meetings of the non-management directors, as applicable; presiding over meetings of the independent directors and meetings of the non-management directors, as applicable; presiding over any portions of meetings of the Board evaluating the performance of the Board; and coordinating the activities of the other independent directors and perform such other duties the Board may establish or delegate.
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
Meetings of the Board of Directors; Attendance at Annual Meeting of Stockholders
During our fiscal year ended March 31, 2022, the Board met 10 times; the Audit Committee met four times; the Compensation Committee met four times; and the Nominating and Corporate Governance Committee met two times. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served that were held during the portion of the last fiscal year for which he or she was a director or committee member.
As required under applicable Nasdaq listing rules, in our fiscal year ended March 31, 2022, our independent directors met in regularly scheduled executive sessions at which only independent directors were present. Dr. Pande and Mr. Modig typically presided over the executive sessions.

Our policy is that directors are invited to attend the Annual General Meetings of Stockholders. No members of the Board attended our 2021 Annual General Meeting of Stockholders.
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
Report of the Audit Committee of the Board of Directors*
The Audit Committee has reviewed and discussed the audited financial statements for our fiscal year ended March 31, 2022 with our management. The Audit Committee has discussed with Ernst & Young LLP, our independent registered public accounting firm, the matters required to be discussed by the applicable requirements of the PCAOB and the SEC. The Audit Committee has also received the written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with Ernst & Young LLP the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2022 and filed with the SEC.
Respectfully submitted by the members of the Audit Committee of the Board of Directors.
Mr. Senthil Sundaram
Mr. Berndt Modig
Dr. Atul Pande
* The material in this report is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
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
•reviewing, discussing and assessing the performance of the Board, including Board committees, such assessment to include evaluation of the Board’s contribution as a whole and effectiveness in serving the best interests of Sio and its stockholders, specific areas in which the Board and/or management believe contributions could be improved, overall Board composition and makeup, including the reelection of current Board members, and the independence of directors;
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
The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of Sio, demonstrated excellence in his or her field, having the ability to exercise sound business judgment, diversity and having the commitment to rigorously represent the long-term interests of our stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate, given the current needs of the Board and Sio, to maintain a balance of knowledge, experience and capability.
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
The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder.

Stockholder Communications with the Board of Directors
The Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. Stockholders who wish to communicate with the Board or an individual director may do so by sending written communications to the Board or such director at Sio Gene Therapies Inc., Attn: Corporate Secretary, at 130 West 42nd Street, 26th Floor, New York, New York 10036. The Corporate Secretary will forward each communication to the Legal Department of Sio Gene Therapies Inc., and the communication will be further forwarded to the Board or individual directors to whom the communication is addressed unless the communication contains advertisements or solicitations or is unduly hostile, threatening or similarly inappropriate, in which case the communication will be discarded.
In addition to stockholder communications with directors, any interested person may communicate directly with the presiding director of the Board’s executive sessions or the independent or non-management directors as a group. Persons interested in communicating directly with the independent or non-management directors regarding their concerns or issues may do so by addressing correspondence to a particular director, or to the independent or non-management directors generally, in care of Sio Gene Therapies Inc., Attn: Corporate Secretary, at 130 West 42nd Street, 26th Floor, New York, New York 10036. If no particular director is named, letters will be forwarded, depending upon the subject matter, to the Chairperson of the Audit, Compensation, or Nominating and Corporate Governance Committee.
Please note that the foregoing communication procedure does not apply to (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals or (ii) service of process or any other notice in a legal proceeding.
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
Corporate Governance Guidelines
The Board has adopted Corporate Governance Guidelines to establish the authority and practices to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices that the Board intends to follow with respect to a number of areas, including its composition and selection, role, meetings, committees, access to management and use of outside advisors, Chief Executive Officer evaluation and succession planning, and Board assessment and compensation. The Corporate Governance Guidelines may be viewed at http://investors.siogtx.com/investors/corporate-governance. Information contained on or accessible through this website is not incorporated by reference nor otherwise included in this report, and any references to this website are intended to be inactive textual references only.

Item 11.        Executive Compensation
Summary Compensation Table
The following table sets forth, for our fiscal years ended March 31, 2022 and 2021, compensation awarded or paid to, or earned by, our principal executive officer and our two next most highly compensated executive officers as of March 31, 2022. These executive officers are referred to herein as our named executive officers.

Name and Principal Position	Fiscal Year	Salary	Stock Awards (1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	Other		Total
David Nassif, J.D. (3)	2021	$453,567	$423,046	$494,608	$226,783	$19,169	(4)	$1,617,173
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and General Counsel	2020	414,000	181,470	225,415	213,728	43,485	(5)	1,078,098

Pavan Cheruvu, M.D. (6)	2021	475,453	—	1,411,600	—	13,911	(7)	1,900,964
Former Chief Executive Officer	2020	517,500	388,815	483,113	298,080	19,191	(8)	1,706,699

Gavin Corcoran, M.D. (9)	2021	276,287	—	505,577	—	11,042	(10)	792,906
Former Chief R&D Officer	2020	433,500	146,280	181,989	204,769	17,410	(11)	983,948
(1) Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option and stock award granted to the named executive officers during the indicated fiscal year, as computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718. Assumptions used in the calculation of these amounts are included in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2022. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In March 2020, RSL granted RSL performance options and RSL capped value appreciation rights ("RSL CVARs") to Dr. Cheruvu. As of the grant date, the RSL performance options and RSL CVARs performance vesting criteria were deemed not probable of occurring, therefore no stock-based compensation expense was recorded related to these newly awarded RSL instruments. Assuming that the vesting conditions to the RSL performance options and RSL CVARs were met and the performance criteria were deemed probable, the value of such awards as of the grant date would have been $7.7 million. The liquidity-event vesting condition for the RSL equity instruments was met upon the closing of RSL’s business combination with MAAC in September 2021, following which we began recognizing stock-based compensation expense relating to such instruments. The RSL CVARs were amended in March 2022 and expire in March 2026, at which time they will be forfeited unless the RSL stock price exceeds the $11.50 hurdle price on the annual hurdle measurement date of March 30 in any of the next four years. We did not record any additional stock-based compensation expense relating to this modification. Upon his resignation and termination of his service to the Company in February 2022, Dr. Cheruvu forfeited all unvested RSL performance options and all RSL CVARs that did not achieve their applicable service vesting condition, and the remaining RSL equity instruments held by him as of March 31, 2022 remain outstanding.
(2) See "—Annual Cash Bonus".
(3) Mr. Nassif was appointed Chief Executive Officer in January 2022.
(4) Amount includes $19,029 in 401(k) matching contributions.
(5) Amount includes (a) $25,173 for reimbursed temporary housing expenses, as a result of the Company requiring Mr. Nassif to reside in New York City for one year as a condition to his employment; and (b) $18,172 in 401(k) matching contributions.
(6) Dr. Cheruvu resigned as our Chief Executive Officer effective January 2022.
(7) Amount includes $13,713 in 401(k) matching contributions.
(8) Amount includes $18,975 in 401(k) matching contributions.
(9) Dr. Corcoran resigned as our Chief Research and Development Officer effective November 2021.
(10) Amount includes $10,898 in 401(k) matching contributions.
(11) Amount includes $17,194 in 401(k) matching contributions.
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

The Compensation Committee of the Board has historically determined compensation for our named executive officers. The Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all named executive officers other than the Chief Executive Officer. Based on those discussions and its discretion, the Compensation Committee then recommends the compensation for each named executive officer. The Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our named executive officers. For our fiscal years ended March 31, 2022 and 2021, the Compensation Committee retained Radford, a compensation consulting firm, to evaluate and make recommendations with respect to our executive compensation program.
Annual Cash Bonus
We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. For the fiscal year ending March 31, 2023, the target cash bonus for Mr. Nassif is 50% of his base salary, subject to the achievement of overall company performance criteria and individual performance criteria to be determined by the Board or the Compensation Committee.
Additionally, On March 30, 2021, the Compensation Committee of the Board approved a one-time cash performance incentive for Dr. Corcoran (the "Performance Incentive"). Under the terms of the Performance Incentive, Dr. Corcoran was to be paid a bonus of $35,000 upon completion of patient enrollment in the dose-escalation Stage 1 of our AXO-AAV-GM1 gene therapy program for the treatment of GM1 gangliosidosis, including both Type 1 (early infantile) and Type 2 (late infantile and juvenile) patients if such enrollment occurred on or before March 31, 2022, which was not achieved. Additionally, Dr. Corcoran was to be paid a bonus of $35,000 upon dosing of the first patient in our AXO-Lenti-PD gene therapy program for the treatment of Parkinson's disease using clinical trial material from a suspension-based manufacturing process if such dosing occurred on or before March 31, 2022, which was not achieved.
For the years ended March 31, 2022 and March 31, 2021, bonuses were awarded based on our achievement of specified corporate goals, including creating value with our gene therapy pipeline and finance goals, as well as individual goals for the named executive officers. The target cash bonus for each of Mr. Nassif and Dr. Corcoran was 50% of their respective base salaries, including a pro-rated amount for Mr. Nassif's service as Chief Executive Officer since January 2022, subject to the achievement of individual performance criteria to be determined by the Board or the Compensation Committee, as well as overall company performance criteria. For Mr. Nassif and Dr. Corcoran, the bonuses were weighted 75% based on the achievement of the corporate goals and 25% based on the achievement of individual objectives established for each such officer. Dr. Cheruvu’s bonuses were weighted 100% based on the achievement of corporate goals, and the target cash bonus for Dr. Cheruvu was 60% of his base salary, subject to the achievement of overall company performance criteria. In March 2022, the Compensation Committee awarded Mr. Nassif a bonus for the year ended March 31, 2022, based on his achievement of corporate goals at the 100% level and individual goals at the 100% level. In March 2021, the Compensation Committee awarded each named executive officer a bonus for the year ended March 31, 2021, based on each named executive officer’s achievement of corporate goals at the 96% level and individual goals at levels ranging from 90% to 125%.

Outstanding Equity Awards as of March 31, 2022
The following table shows certain information regarding outstanding equity awards held by our named executive officers as of March 31, 2022. All option awards were granted under our 2015 Amended and Restated Equity Incentive Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (2)(3)		Option Exercise Price	Option Expiration Date	Number of Vested Securities Underlying	Number of Unvested Securities Underlying (4)	Market Value of Outstanding RSUs (5)
David Nassif, J.D.	—	75,000	(6)	$6.42	6/30/2029	—	—	$—
	93,750	56,250		6.42	6/30/2029	—	—	—
	34,519	44,381		3.45	4/14/2030	—	—	—
	—	239,000		2.47	4/14/2031	—	—	—
	—	—		—	—	—	581,566	389,649

Pavan Cheruvu, M.D.(7)(8)	6,250	—		$127.92	11/15/2025	—	—	$—
	6,250	—		193.92	4/27/2027	—	—	—
	242,523	—		14.48	2/12/2028	—	—	—
	137,158	—		8.48	4/14/2029	—	—	—
	73,981	—		3.45	4/14/2030	—	—	—
	—	—		—	—	—	—	—

Gavin Corcoran, M.D. (9)	—	—		$—	—	—	—	$—
(1) Because options granted to the named executive officers are exercisable immediately subject to a repurchase right in our favor which lapses as the option vests, this column reflects the number of options held by the named executive officers that were exercisable and vested as of March 31, 2022.
(2) Because options granted to the named executive officers are exercisable immediately subject to a repurchase right in our favor which lapses as the option vests, this column reflects the number of options held by the named executive officers that were exercisable and unvested as of March 31, 2022.
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
(5) The market value is equal to the product of $0.67, which is the closing price of our common stock on March 31, 2022, and the sum of the number of vested and unvested RSUs.
(6) One-third of the option will vest at such time as the Company's stock price is equal to or greater than $12.84 per share, one-third of the option will vest at such time as the Company's stock price is equal to or greater than $25.68 per share, and one-third of the option will vest at such time as the Company's stock price is equal to or greater than $38.52 per share, provided the named executive officer has provided continuous service to us through each such date.
(7) Excludes all RSL equity instruments. In March 2020, RSL granted RSL performance options and RSL CVARs to Dr. Cheruvu. Upon his resignation and termination of his service to the Company in February 2022, Dr. Cheruvu forfeited all unvested RSL performance options and all RSL CVARs that did not achieve their applicable service vesting condition, and the remaining RSL equity instruments held by him as of March 31, 2022 remain outstanding. The aggregate fair value of the RSL equity instruments held by Dr. Cheruvu was $0.8 million at March 31, 2022, based on the closing price of RSL's shares of common stock of $4.94 per share as reported on the Nasdaq Global Market.
(8) Dr.Cheruvu resigned as our Chief Executive Officer effective January 2022.
(9) Dr. Corcoran resigned as our Chief Research and Development Officer effective November 2021.
Employment, Separation, Severance and Change in Control Agreements
The employment agreement or offer letter for each of our named executive officers sets forth the initial terms and conditions of his employment. These agreements provide for at-will employment and set forth the officer’s annual base salary, performance bonus target opportunity, initial equity incentive grant, terms of severance and eligibility for employee benefits. Each of them provided services to us pursuant to one or more inter-company services agreements between Axovant Gene Therapies Ltd. and its wholly owned subsidiaries until August 2020. For the purposes of this discussion, references to "we," "us" and "our" will be deemed to refer to Sio Gene Therapies Inc., Axovant Gene Therapies Ltd. or Axovant Sciences, Inc., as the context requires.

David Nassif, J.D.
Under Mr. Nassif’s employment agreements, he is eligible for the following severance and change in control benefits, conditioned upon delivering a release of claims in our favor:
•If we terminate Mr. Nassif's employment without cause or he resigns for good reason, in either case, prior to a change in control or more than 12 months following a change in control, then we will pay to Mr. Nassif a one-time cash payment equal to the sum of his annual base salary, the pro-rated amount of his annual target bonus in respect of the fiscal year in which the termination of employment occurs, and any unpaid annual bonus amount with respect to the fiscal year ended prior to the termination of his employment. We will also reimburse Mr. Nassif for continued medical coverage for one year if he timely elects such continued coverage.
•If we terminate Mr. Nassif's employment without cause or he resigns for good reason, in either case, upon or on or before the twelve-month anniversary of a change in control, but not before a change in control, then we will pay to Mr. Nassif a one-time cash payment equal to 2 times the sum of his annual base salary, the full amount of his annual target bonus in respect of the fiscal year in which the termination of employment occurs, and any unpaid annual bonus amount with respect to the fiscal year ended prior to the termination of his employment. If a non-interim Chief Executive Officer is hired, Mr. Nassif’s severance benefits revert back to the current benefits, which provide for 1.5 times his base salary in the event his employment is terminated without cause or he resigns for good reason on or within 12 months of a change in control, with certain exceptions in the event that a non-interim Chief Executive Officer is hired within three months of a change in control. We will also reimburse Mr. Nassif for continued medical coverage for 18 months if he timely elects such continued coverage.
•If Mr. Nassif is subjected to excise tax pursuant to Sections 280G and 4999 of the Internal Revenue Code, he will either have his payments cut back so that the excise tax does not apply, or he will receive the full payments and benefits and be subject to the excise tax, whichever puts him in a better after-tax position.
The definitions of "cause," "good reason" and "change in control" are set forth in the individual employment agreements.
Further, if Mr. Nassif is employed by us immediately prior to a change in control, then 175,631 shares of common stock underlying his outstanding stock options and RSUs that remain unvested as of March 31, 2022 would automatically vest immediately prior to a change in control.
We consider the severance and change in control benefits described above to be critical to attracting and retaining high caliber executives. We believe that appropriately structured severance and change in control benefits, including accelerated vesting provisions, minimize the distractions and reduce the risk that an executive voluntarily terminates his employment with us during times of uncertainty, such as before an acquisition is completed. We believe that our existing arrangements allow each named executive officer to focus on continuing normal business operations and, in the event of a change in control, on the success of a potential business combination, rather than on how business decisions that may be in the best interest of our stockholders will impact his own financial security.
Pavan Cheruvu, M.D.
In 2019, we entered into an employment agreement with Dr. Cheruvu. The agreement was for an unspecified term and entitled Dr. Cheruvu to an annual base salary, which has been amended from time to time by our board of directors, most recently to $543,375 in 2021. The agreement also provided that he would be eligible to receive a target bonus equal to a percentage of his base salary (60% for 2021) upon the achievement of annual performance milestones.
Dr. Cheruvu resigned from his positions at our company, including as Chief Executive Officer and a member of our Board, effective as of January 31, 2022. Dr. Cheruvu agreed to assist with the executive transition as a non-executive employee through February 15, 2022. Dr. Cheruvu was paid $452,813 for unpaid base salary amounts accrued through January 31, 2022 and was paid $22,640 for his services as a non-executive employee from February 1, 2022 through February 15, 2022 but did not receive any severance benefits under his employment agreement. Dr. Cheruvu’s outstanding equity awards ceased to vest on February 15, 2022.
Gavin Corcoran, M.D.
In 2019, we entered into an employment agreement with Mr. Corcoran. The agreement was for an unspecified term and entitled Mr. Corcoran to an annual base salary, which has been amended from time to time by our board of directors, most recently to $444,338 in 2021. The agreement also provided that he would be eligible to receive a target bonus equal to a percentage of his base salary (50% for 2021) upon the achievement of annual performance milestones.

Dr. Corcoran resigned from his position as Chief R&D Officer effective as of November 12, 2021. Dr. Corcoran was paid $276,287 for unpaid base salary amounts accrued through November 12, 2021 but did not receive any severance benefits under his employment agreement. Mr. Corcoran’s outstanding equity awards ceased to vest on November 12, 2021.
2015 Equity Incentive Plan
In March 2015, our board of directors and our sole stockholder adopted our 2015 Equity Incentive Plan, or the 2015 Plan. In May 2015, our board of directors amended the 2015 Plan and our sole stockholder ratified such amendments. The description of the 2015 Plan set forth below, reflects the 2015 Plan, as amended. Our 2015 Plan provides for the grant of incentive options within the meaning of Section 422 of the Internal Revenue Code, or the Code, to our employees and our subsidiary corporations' employees, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. The 2015 Plan also provides for the grant of performance cash awards to our employees, consultants and directors.
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
For our fiscal year ended March 31, 2022, each non-employee director (other than Dr. Venker) was paid the following annual amounts quarterly in arrears:
•Board retainer of $40,000
•Audit committee retainer of $9,000 ($20,000 for the Chairperson)
•Compensation Committee retainer of $6,000 ($12,000 for the Chairperson)

•Nominating and Corporate Governance Committee retainer of $5,000 ($8,000 for the Chairperson)
The chairman of the Board receives an annual retainer of $30,000, and the lead independent director receives an annual retainer of $20,000. In addition, on an annual basis, typically in April, each continuing non-employee director will receive an additional option or restricted stock unit grant at the election of the Board. Option grants have an exercise price equal to the closing price of our common stock on Nasdaq on the grant date. Initial grants vest in three equal annual installments, and annual grants vest in full on the first anniversary of the grant date, in each case subject to the non-employee director’s continuous service through the vesting date. Option grants to non-employee directors expire on the ten-year anniversary of the grant date. In April 2019, the Compensation Committee adopted a policy that all directors serving as of an annual grant date shall be eligible for equity awards regardless of the date of their appointment to the Board.
Director Compensation for Fiscal Year Ended March 31, 2022
The following table shows, for our fiscal year ended March 31, 2022, certain information with respect to the compensation of our non-employee directors:

Name	Fee Earned or Paid in Cash	Option Awards(1)		Total
Current Directors
Frank Torti, M.D.	$70,000	$85,446	(2)	$155,446
Atul Pande, M.D.	83,000	85,446	(2)	168,446
Berndt Modig	61,000	85,446	(2)	146,446
Senthil Sundaram	65,000	85,446	(2)	150,446
Eric Venker, M.D., Pharm.D. (3)	—	—		—
Kristiina Vuori, M.D., Ph.D.	45,000	85,446	(2)	130,446

(1) Amounts reported in this column do not reflect the amounts actually received by the director. Instead, these amounts reflect the aggregate grant date fair value of each stock option and the incremental fair value related to the accelerated vesting of stock options granted to certain directors during the fiscal year, as computed in accordance with FASB ASC 718. Assumptions used in the calculation of these amounts are included in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2022. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2) In April 2021, each of Dr. Torti, Dr. Pande, Mr. Modig, Mr. Sundaram and Dr. Vuori was granted an option to purchase 42,000 shares of common stock with an exercise price of $2.47 per share. The shares subject to the options will vest on the first anniversary of the date of the grant.
(3) Dr. Venker has declined to receive any cash or equity compensation for his service as a director.
The following table provides information regarding the aggregate number of stock options held by each of our non-employee directors as of March 31, 2022:

Name	Outstanding Stock Options (1)
Current Directors
Frank Torti, M.D.	110,125
Atul Pande, M.D.	119,375
Berndt Modig	110,885
Senthil Sundaram	78,250
Kristiina Vuori, M.D., Ph.D.	77,000
(1) All of these options allow for early exercise, subject to our repurchase option with respect to any unvested shares of common stock. In addition, all shares of common stock underlying options held by our directors will become fully vested upon a change in control, as that term is defined in our Amended and Restated 2015 Equity Incentive Plan.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the ownership of our shares of common stock as of March 31, 2022, by:
•all those known by us to be beneficial owners of more than five percent of our shares of common stock;
•each of our named executive officers;
•each of our directors; and
•all of our executive officers and directors of as a group.
This table is based upon information supplied by officers, directors and principal stockholders and filings with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned. We have deemed shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2022, to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.
Applicable percentages are based on 73,739,378 shares outstanding on March 31, 2022, adjusted as required by rules promulgated by the SEC. Except as set forth below, the principal business address of each such person or entity is c/o Sio Gene Therapies Inc., 130 West 42nd Street, 26th Floor, New York, New York 10036.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholder:
Roivant Sciences Ltd. (1)	18,577,380	25.19%
Suvretta Capital Management, LLC (2)	5,914,000	8.02
Named Executive Officers and Directors:
Pavan Cheruvu. M.D. (3)	669,271	*
David Nassif, J.D. (4)	588,144	*
Atul Pande, M.D. (5)	152,745	*
Berndt Modig (6)	120,624	*
Frank Torti, M.D. (7)	110,125	*
Senthil Sundaram (8)	78,250	*
Kristiina Vuori, M.D., Ph.D. (9)	77,000	*
Gavin Corcoran, M.D. (10)	—	—
Eric Venker, M.D., Pharm.D.	—	—
All executive officers and directors as a group (7 persons)	1,126,888	1.51%
_____________
* Represents beneficial ownership of less than one percent
(1) As reported on a Schedule 13D/A filed by RSL on February 28, 2020, RSL directly owns and has sole voting power over 18,577,380 shares of common stock. Matt Gline, Daniel Gold, Andrew Lo, Patrick Machado, Keith Manchester, M.D., James Momtazee, Ilan Oren, Vivek Ramaswamy and Masayo Tada are the members of the board of directors of RSL and may be deemed to have shared voting, investment and dispositive power with respect to the shares held by this entity. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. The principal business address of RSL is c/o Roivant Sciences Ltd., Suite 1, 3rd Floor, 11-12 St. James’s Square, London, SW1Y 4LB, United Kingdom.
(2) As reported on a Schedule 13F-HR filed by Suvretta Capital Management, LLC on May 16, 2022. Suvretta Capital Management, LLC holds 5,914,000 shares of common stock. The address of Suvretta Capital Management, LLC is 540 Madison Avenue, 7th Floor, New York NY 10022.
(3) Dr. Cheruvu resigned as our Chief Executive Officer and as a member of our Board effective January 2022. Represents (i) 203,109 shares of common stock and (ii) 466,162 shares of common stock issuable pursuant to immediately exercisable options.
(4) Represents (i) 45,244 shares of common stock and (ii) 542,900 shares of common stock issuable pursuant to immediately exercisable options, including 320,658 shares issuable following exercise of such options that remain unvested within 60 days after March 31, 2022.
(5) Represents (i) 33,370 shares of common stock and (ii) 119,375 shares of common stock issuable pursuant to immediately exercisable options.
(6) Represents (i) 9,739 shares of common stock and (ii) 110,885 shares of common stock issuable pursuant to immediately exercisable options.
(7) Represents 110,125 shares of common stock issuable pursuant to immediately exercisable options.

(8) Represents 78,250 shares of common stock issuable pursuant to immediately exercisable options, including 6,250 shares issuable following exercise of such options that remain unvested within 60 days after March 31, 2022.
(9) Represents 77,000 shares of common stock issuable pursuant to immediately exercisable options, including 23,333 shares issuable following exercise of such options that remain unvested within 60 days after March 31, 2022.
(10) Dr. Corcoran resigned as our Chief Research and Development Officer effective November 2021.
Equity Compensation Plan Information
The following table shows information regarding our equity compensation plan as of March 31, 2022:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)	Number of shares of common stock available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,001,501	(1)	$10.46	7,606,384	(2)
Equity compensation plans not approved by stockholders	—		—	—
Total	5,001,501		$10.46	7,606,384
(1) Includes RSUs representing 3,291,491 shares of our common stock, which have no exercise price.
(2) Pursuant to the terms of our Amended and Restated 2015 Equity Incentive Plan, an additional 2,949,575 shares were added to the number of available shares effective April 1, 2022.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Related-Person Transactions Policy and Procedures
We have adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of Sio Gene Therapies Inc., including any of their immediate family members, and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to:
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
The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee considers, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of Sio and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Related-Person Transactions
The following is a description of transactions since April 1, 2020, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our share capital, or any members of their immediate family, had or will have a direct or indirect material interest.
Information Sharing and Cooperation Agreement
In June 2018, we entered into an amended and restated information sharing and cooperation agreement with RSL (the "Cooperation Agreement"), which became effective concurrently with the closing of the private placement to RSL in July 2018. The Cooperation Agreement, among other things:
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
We have agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a stockholder under the Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to us or any of our subsidiaries, subject to certain limitations set forth in the Cooperation Agreement.
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
Affiliate Services Agreements
We have entered into services agreements with RSI and Roivant Sciences GmbH (collectively, the "Service Providers"), each a wholly owned subsidiary of RSL, pursuant to which the Service Providers provide us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial functions (the "Services Agreements"). Under the terms of the Services Agreements, we are obligated to pay or reimburse the Service Providers for the costs they, or third parties acting on their behalf, incur in providing services to us, including administrative and support services as well as research and development services. In addition, we are obligated to pay to the Service Providers at a predetermined mark-up on any general and administrative and research and development services incurred directly by the Service Providers. For the years ended March 31, 2022 and 2021, we incurred expenses of zero and $0.1 million, respectively, under the Services Agreements, inclusive of the mark-up, which have been treated as capital contributions. Going forward, the costs allocated to us under the Services Agreements with the Service Providers are expected to continue to be insignificant.
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
Independence of the Board of Directors
After review of all relevant identified transactions or relationships between each director, or any of his family members, and Sio, our senior management and our independent auditors, the Board has affirmatively determined that the following four individuals are independent directors within the meaning of the applicable SEC and Nasdaq listing rules: Mr. Modig, Dr. Pande, Mr. Sundaram and Dr. Vuori. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. The Board has determined that Mr. Nassif, by virtue of his positions as our principal executive officer, principal financial officer, principal accounting officer and general counsel; and Dr. Torti and Dr. Venker, by virtue of their positions with RSI, are not independent under applicable SEC and Nasdaq listing rules.

Item 14.        Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees and Services
The following table presents aggregate fees billed by Ernst & Young LLP for our fiscal years ended March 31, 2022 and 2021:

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021

Audit Fees(1)	$557,316	$752,062
Audit Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees	—	—
Total Fees	$557,316	$752,062
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
Exhibit Index

Exhibit No.	Description of Document	Schedule/Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	8-K12G3	000-56226	3.1	11/13/2020

3.2	Bylaws.	8-K12G3	000-56226	3.2	11/13/2020

4.1	Form of Common Stock Certificate.	8-K12G3	000-56226	4.1	11/13/2020

4.2	Description of Securities.	10-K	001-37418	4.2	06/09/2021

10.1	Waiver and Option Agreement, dated as of May 8, 2015, by and between Roivant Sciences Ltd. and the Registrant.	S-1/A	333-204073	10.9	05/22/2015

10.2+	Non-Employee Director Compensation Policy.	10-K	001-37418	10.12	06/13/2017

10.3	Amended and Restated Information Sharing and Cooperation Agreement, dated as of June 5, 2018, by and between the Registrant and Roivant Sciences Ltd.	10-Q	001-37418	10.1	08/07/2018

10.4	License Agreement, dated as of June 5, 2018, by and between the Registrant and Oxford BioMedica (UK) Ltd.	10-Q	001-37418	10.3	08/07/2018

10.5*	Exclusive License Agreement, dated as of December 7, 2018, by and between the Registrant and the University of Massachusetts.	10-Q	001-37418	10.1	02/07/2019

10.6	Amended and Restated Services Agreement, effective as of June 10, 2019, by and among Roivant Sciences, Inc. and the Registrant.	10-K	001-37418	10.21	06/11/2019

10.7	Amended and Restated Services Agreement, effective as of June 10, 2019, by and among Roivant Sciences GmbH and the Registrant.	10-K	001-37418	10.22	06/11/2019

10.8+	Forms of Option Grant Notice and Option Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-8 POS	333-244371	10.2	11/13/2020

10.9+	Form of Early Exercise Stock Purchase Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-8 POS	333-244371	10.3	11/13/2020

Exhibit No.	Description of Document	Schedule/Form	File No.	Exhibit No.	Filing Date
10.10	Sales Agreement, dated as of December 16, 2020, between the Registrant and SVB Leerink LLC.	8-K	001-37418	1.1	12/18/2020

10.11+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2015 Equity Incentive Plan.	10-K	001-37418	10.16	06/09/2021

10.12+	Amended and Restated 2015 Equity Incentive Plan.	10-Q	001-37418	10.1	11/12/2021

10.13†+	Employment Agreement, dated February 1, 2022, by and between David Nassif and the Registrant.

10.14†+	Form of Indemnification Agreement with directors and executive officers.

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1†	Power of Attorney (included on signature page).

31.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

SIO GENE THERAPIES INC.

June 14, 2022	By:	/s/ David Nassif
David Nassif
Chief Executive Officer; Chief Financial Officer; Chief Accounting Officer; and General Counsel
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Nassif, jointly and severally, as his, her or their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him, her or them and in his, her or their name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Sio Gene Therapies Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ David Nassif	Chief Executive Officer; Chief Financial Officer; Chief Accounting Officer; General Counsel; and Director	June 14, 2022
David Nassif	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Frank Torti	Director, Chairman of the Board	June 14, 2022
Frank Torti

/s/ Atul Pande	Director, Lead Independent Director	June 14, 2022
Atul Pande

/s/ Berndt Modig	Director	June 14, 2022
Berndt Modig

/s/ Senthil Sundaram	Director	June 14, 2022
Senthil Sundaram

/s/ Eric Venker	Director	June 14, 2022
Eric Venker

/s/ Kristiina Vuori	Director	June 14, 2022
Kristiina Vuori

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sio Gene Therapies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sio Gene Therapies Inc. (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

How We Addressed the Matter in Our Audit
To test the clinical study accrual, our audit procedures included, among others, reading a sample of the Company’s agreements with the service providers, including pending amendments, to understand key financial and contractual terms, assessing the impact of these terms on the accrual and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendors’ progress for a sample of clinical studies by making direct inquiries of the Company’s operations personnel overseeing the clinical studies and obtaining information about the service providers’ estimate of costs that had been incurred through March 31, 2022. To evaluate the completeness and valuation of the accrual, we also inspected subsequent invoices received from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.

Iselin, New Jersey
June 14, 2022

SIO GENE THERAPIES INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2022	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$63,729	$118,986
Restricted cash	1,184	—
Receivable from sale of long-term investment	—	4,343
Prepaid expenses and other current assets	5,214	7,348
Income tax receivable	1,609	1,656
Total current assets	71,736	132,333
Long-term restricted cash	—	1,184
Operating lease right-of-use assets	2,444	1,152
Property and equipment, net	900	478
Total assets	$75,080	$135,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,984	$1,341
Accrued expenses	8,232	9,196
Current portion of operating lease liabilities	786	311
Total current liabilities	13,002	10,848
Operating lease liabilities, net of current portion	1,730	932
Total liabilities	14,732	11,780
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized, 73,739,378 and 69,377,567 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	1	1
Accumulated other comprehensive income	337	335
Additional paid-in capital	922,966	914,100
Accumulated deficit	(862,956)	(791,069)
Total stockholders’ equity	60,348	123,367
Total liabilities and stockholders’ equity	$75,080	$135,147

The accompanying notes are an integral part of these consolidated financial statements.

SIO GENE THERAPIES INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended March 31,
	2022	2021
Operating expenses:
Research and development expenses
(includes $1,286 and $1,583 of stock-based compensation expense for the years ended March 31, 2022 and 2021, respectively)	$53,399	$24,903
General and administrative expenses
(includes $6,139 and $2,909 of stock-based compensation expense for the years ended March 31, 2022 and 2021, respectively)	18,163	17,294
Total operating expenses	71,562	42,197
Interest expense	27	799
Other expense (income)	39	(10,359)
Loss before income tax expense (benefit)	(71,628)	(32,637)
Income tax expense (benefit)	259	(212)
Net loss	$(71,887)	$(32,425)
Net loss per share of common stock — basic and diluted	$(0.98)	$(0.62)
Weighted average shares of common stock outstanding — basic and diluted	73,211,565	52,181,398

The accompanying notes are an integral part of these consolidated financial statements.

SIO GENE THERAPIES INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended March 31,
	2022	2021
Net loss	$(71,887)	$(32,425)
Other comprehensive income:
Foreign currency translation adjustment	2	390
Total other comprehensive income	2	390
Comprehensive loss	$(71,885)	$(32,035)

The accompanying notes are an integral part of these consolidated financial statements.

SIO GENE THERAPIES INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	39,526,299	$—	$820,257	$(758,644)	$(55)	$61,558
Shares issued upon settlement of restricted stock units	187,741	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $4.0 million	29,663,527	1	89,230	—	—	89,231
Stock-based compensation expense	—	—	4,492	—	—	4,492
Capital contribution received from Roivant Sciences, Inc.	—	—	121	—	—	121
Foreign currency translation adjustment	—	—	—	—	390	390
Net loss	—	—	—	(32,425)	—	(32,425)
Balance at March 31, 2021	69,377,567	$1	$914,100	$(791,069)	$335	$123,367
Shares issued upon settlement of restricted stock units	320,368	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.2 million	739,445	—	1,441	—	—	1,441
Stock-based compensation expense	—	—	7,425	—	—	7,425
Shares issued upon exercise of pre-funded warrants	3,301,998	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(71,887)	—	(71,887)
Balance at March 31, 2022	73,739,378	$1	$922,966	$(862,956)	$337	$60,348

The accompanying notes are an integral part of these consolidated financial statements.

SIO GENE THERAPIES INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(71,887)	$(32,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	398	1,521
Stock-based compensation expense	7,425	4,492
Depreciation and non-cash amortization	268	945
Gains on long-term investment	—	(11,256)
Change in operating lease liabilities	(417)	(866)
Other	7	474
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,134	(4,377)
Income tax receivable	47	51
Other non-current assets	—	46
Accounts payable	2,643	(3,071)
Accrued expenses	(964)	(2,123)
Net cash used in operating activities	(60,346)	(46,589)
Cash flows from investing activities:
Cash proceeds from sale of long-term investment	4,343	12,784
Purchases of property and equipment	(695)	(398)
Net cash provided by investing activities	3,648	12,386
Cash flows from financing activities:
Payments on long-term debt	—	(15,731)
Capital contribution received from affiliate	—	121
Cash proceeds from issuance of shares of common stock and pre-funded warrants, net of issuance costs	1,441	89,231
Net cash provided by financing activities	1,441	73,621
Net change in cash and cash equivalents, restricted cash and long-term restricted cash	(55,257)	39,418
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of year	120,170	80,752
Total cash and cash equivalents, restricted cash and long-term restricted cash—end of year	$64,913	$120,170
Cash and cash equivalents—beginning of year	118,986	80,752
Restricted cash included in long-term assets—beginning of year	1,184	—
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of year	120,170	80,752
Cash and cash equivalents—end of year	63,729	118,986
Restricted cash included in current assets—end of year	1,184	—
Restricted cash included in long-term assets—end of year	—	1,184
Total cash and cash equivalents, restricted cash and long-term restricted cash—end of year	$64,913	$120,170
Non-cash operating activities:
Operating lease right-of-use assets and liabilities recognized	$1,690	$1,141
Supplemental disclosure of cash paid:
Income taxes	$5	$40
Interest	$27	$465
The accompanying notes are an integral part of these consolidated financial statements.

SIO GENE THERAPIES INC.
Notes to Consolidated Financial Statements

Note 1—Description of Business
Historically, Sio Gene Therapies Inc. ("Sio"), together with its wholly owned subsidiaries (the "Company"), was a clinical-stage company focused on developing gene therapies to radically transform the lives of patients with neurodegenerative diseases (see Note 3 and Note 14).
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
(B) Going Concern and Management's Plans:
The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Subtopic 205-40, "Presentation of Financial Statements—Going Concern", which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim consolidated financial statements and accompanying notes are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires judgment by management. The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements and accompanying notes are issued.
The Company is currently a development stage company, and thus, has not yet achieved profitability. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future. The Company has not generated any revenue to date.

For the years ended March 31, 2022 and March 31, 2021, the Company incurred net losses of $71.9 million and $32.4 million, respectively. As of March 31, 2022, the Company's cash and cash equivalents totaled $63.7 million and its accumulated deficit was $863.0 million. The Company estimates that its current cash and cash equivalents balance is sufficient to support operations beyond the twelve-month period following the date that these consolidated financial statements and footnotes were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.
The Company's future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the timing and outcome of its exploration of, and execution upon any, potential strategic alternatives, the cost of obtaining necessary intellectual property and defending potential intellectual property disputes, realization of the anticipated benefits of the Company's headcount reduction, and the costs of operating as a public company.
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
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of March 31, 2022 and through the date of issuance of these audited consolidated financial statements and accompanying notes. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
(D) Risks and Uncertainties:
The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.
(E) Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. At March 31, 2022, substantially all of the Company's cash balances are deposited in 1 banking institution in excess of insured levels.
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
(L) Net Loss per Share of Common Stock:
Basic net loss per share of common stock is computed by dividing the net loss applicable to holders of common stock by the weighted-average number of shares of common stock and 3,301,998 pre-funded warrants (see Note 9(B)) outstanding during the period, without further consideration for potentially dilutive securities. The pre-funded warrants were fully exercised in July 2021 (see Note 9(B)). In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants were included in the computation of basic net loss per share because the exercise price was negligible and they were fully vested and exercisable at any time after the original issuance date. Diluted net loss per share of common stock is computed by dividing the net loss applicable to holders of common stock by the diluted weighted-average number of shares of common stock outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per share of common stock and diluted net loss per share of common stock are equivalent. Potentially dilutive shares of common stock have been excluded from the diluted net loss per share of common stock computations in all periods presented because such securities have an anti-dilutive effect on net loss per share of common stock due to the Company’s net loss. Restricted Stock Units ("RSUs") and stock options outstanding for totals of 5.0 million and 3.1 million shares of common stock were not included in the calculation of diluted weighted-average shares of common stock outstanding for the years ended March 31, 2022 and 2021, respectively, because they were anti-dilutive given the net loss of the Company.
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
The Company's financial instruments include cash and cash equivalents and restricted cash. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities, and restricted cash consists of interest-bearing deposits denominated in the U.S. dollar. Cash and restricted cash are stated at their historical carrying amounts, which approximate fair value due to their short-term nature. The carrying values of the Company's money market fund included in cash and cash equivalents of $61.0 million and $114.0 million at March 31, 2022 and 2021, respectively, approximated their fair values, which are based on quoted prices in active markets for identical securities.
The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at March 31, 2022 and 2021 in determining such values (in thousands):

	As of March 31, 2022				As of March 31, 2021
	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$61,000	$61,000	$—	$—	$114,000	$114,000	$—	$—
(N) Recent Accounting Pronouncements:
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU No. 2016-13"). ASU 2016-13 requires that financial assets measured at amortized cost, such as loans, accounts and trade receivables and investments, be represented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. ASU No. 2016-13 requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief", which allows for a transition election on certain instruments and is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 and interim periods in those fiscal years. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments — Credit Losses", which amends certain aspects of ASU No. 2016-13, including transition relief for trouble debt restructuring ("TDR"), among other topics. In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU No. 2022-02"), which eliminates the accounting guidance on TDRs for creditors in ASC Subtopic 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. ASU No. 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. While the Company does not expect the adoption of this guidance to materially impact the Company's consolidated financial statements and related disclosures because it does not currently have any investments or trade receivables, the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions or circumstances.

In August 2020, the FASB issued ASU No. 2020-06, "Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU No. 2020-06"). ASU No. 2020-06 simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under ASU No. 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. ASU No. 2020-06 also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted earnings or loss per share. The provisions of ASU No. 2020-06 are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company's adoption of ASU No. 2020-06 on April 1, 2022 did not impact the Company's consolidated financial statements and related disclosures because it did not maintain any debt instruments accounted for in accordance with ASC Subtopic 470-20, "Debt — Debt with Conversion and Other Options" or instruments accounted for as derivatives in accordance with ASC Subtopic 815-40, "Derivatives and Hedging — Contracts in Entity's Own Equity", and the Company had also included outstanding pre-funded warrants in the computation of basic net loss per share (see Note 2(L)).
In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options" ("ASU No. 2021-04"). ASU No. 2021-04 provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options. To the extent applicable, issuers first reference other U.S. GAAP to account for the effect of the modification. In the absence of other U.S. GAAP, ASU No. 2021-04 clarifies whether to account for the effect as an adjustment to equity, and the related EPS implications, or as an expense, and if so the manner and pattern of recognition. The provisions of ASU No. 2021-04 are effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company's adoption of ASU No. 2021-04 on April 1, 2022 did not impact the Company's consolidated financial statements and related disclosures because it did not modify outstanding equity-classified written call options upon adoption.
In March 2022, the FASB issued ASU No. 2022-01, "Derivatives and Hedging (Topic 815) — Fair Value Hedging — Portfolio Layer Method" ("ASU No. 2022-01"). ASU No. 2022-01 clarifies the guidance in ASC Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets, and amends the guidance in ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the “portfolio layer” method. The provisions of ASU No. 2022-01 are effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. While the Company does not expect the adoption of this guidance to materially impact the Company's consolidated financial statements and related disclosures because it does not currently have any financial instruments designated as fair value hedges, the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions or circumstances.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.
(O) Foreign Currency:
The Company has operations in the United States, the United Kingdom, Ireland and Switzerland. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the year. The Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date and stockholders’ equity is translated using historical rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses are included in other (income) expense in the Company’s results of operations.

Note 3—License and Collaboration Agreements
(A) The University of Massachusetts Medical School Exclusive License Agreement:
In December 2018, the Company entered into an exclusive license agreement (the "UMMS Agreement"), with the University of Massachusetts Medical School ("UMMS") pursuant to which the Company received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively. In April 2022, the Company provided notice of termination to UMMS of the UMMS Agreement, which termination is expected to become effective by June 30, 2022 (see Note 14).
Under the UMMS Agreement, the Company is solely responsible, at its expense, for the research, development and commercialization of the licensed gene therapy product candidates. The Company reimburses UMMS for payments made by UMMS for the manufacture of clinical trial materials for the Company, up to a specified amount.
The Company incurred totals of $27.7 million and $6.9 million of program-specific costs related to its AXO-AAV-GM1 and AXO-AAV-GM2 programs within research and development expenses in its consolidated statements of operations during the years ended March 31, 2022 and March 31, 2021, respectively, including a total of $3.0 million for license fee milestones due under the terms of the UMMS Agreement during the year ended March 31, 2022. The Company paid totals of $5.3 million and $29 thousand to UMMS during the years ended March 31, 2022 and March 31, 2021, respectively.
(B) Oxford Biomedica License Agreement:
In June 2018, the Company entered into a license agreement (the "Oxford Agreement") with Oxford Biomedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. In February 2022, the Company provided notice of termination to Oxford of the Oxford Agreement, which termination is expected to become effective by June 30, 2022. The Company incurred $10.6 million and $5.7 million of AXO-Lenti-PD program-specific costs within research and development expenses in its consolidated statements of operations during the years ended March 31, 2022 and March 31, 2021, respectively, including a $2.0 million nonrecurring development milestone achieved during the year ended March 31, 2022. The Company paid totals of $7.2 million and $3.5 million to Oxford during the years ended March 31, 2022 and March 31, 2021, respectively, including the payment for the nonrecurring development milestone achieved.
Note 4—Investment in Arvelle Therapeutics B.V.
On February 13, 2019, the Company entered into a share subscription agreement (the "Subscription Agreement") to purchase up to approximately 8.1 million shares of nonredeemable convertible preferred stock of Arvelle Therapeutics B.V. ("Arvelle") in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by the Company to Arvelle. The Company accounted for its investment in Arvelle in accordance with the provisions of ASC 321, "Investments - Equity Securities", and elected to use the measurement alternative therein. The first closing under the Subscription Agreement occurred on February 25, 2019 with the Company purchasing approximately 5.9 million nonredeemable convertible preferred shares of Arvelle, which was initially recorded at a fair value of $5.9 million and was capitalized as a long-term investment in the Company's consolidated balance sheet and recorded to other non-operating income in its consolidated statement of operations. The Company also received the right to purchase up to approximately 2.2 million additional nonredeemable convertible preferred shares of Arvelle at a price of €0.00001 per share upon a potential future second closing under the Subscription Agreement. In May 2020, the Company fully exercised this right and purchased the approximately 2.2 million additional nonredeemable convertible preferred shares upon the closing of the second financing under the Subscription Agreement, which was recorded at a fair value of $2.2 million and was capitalized as a long-term investment in the Company's consolidated balance sheet and recorded to other non-operating income in the Company's consolidated statement of operations. In February 2021, the Company sold its investment in Arvelle to a third party as part of that third party's cash acquisition of all of the outstanding equity of Arvelle. In exchange, the Company received an upfront payment of approximately $11.6 million, in addition to a future payment to be received of approximately $1.2 million that is being held in escrow and that is recorded as restricted cash in the Company's consolidated balance sheet at March 31, 2022, as well as the right to receive up to an additional total of $7.0 million in potential future regulatory and sales milestone payments (collectively, the "Arvelle Sale"). The Company recorded a net gain of approximately $4.7 million to other non-operating income in the Company's consolidated statement of operations upon the closing of the Arvelle Sale in February 2021, as well as a gain of approximately $4.3 million recorded to other non-operating income in the Company's consolidated statement of operations and to receivable from sale of long-term investment in its consolidated balance sheet upon the achievement of a regulatory milestone in March 2021 that was collected during the year ended March 31, 2022.

Note 5—Leases
Under the provisions of ASC Topic 842, "Leases" ("Topic 842"), the Company has elected the practical expedients to: (i) use the total lease term in its initial incremental borrowing rate calculation; (ii) combine its lease and non-lease components and account for them as a single lease component; and (iii) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. The Company reviews agreements at inception to determine if they include a lease, and when they do, uses an implicit interest rate or its estimated incremental borrowing rate to determine the present value of the future fixed lease payments. As the Company’s operating leases have not provided an implicit rate, estimated incremental borrowing rates were used based on the information available at the adoption date with operating right-of-use assets and obligations recognized based on the present value of remaining lease payments over the lease term using such estimated incremental borrowing rates. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. Leases with an initial term of 12 months or less are not recorded within the Company's balance sheet.
In November 2021, the Company entered into a lease agreement for a research and development facility and related office space in Durham, North Carolina with an initial term expiring in December 2024. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of approximately $1.7 million based on the present value of payments over the lease term using an incremental borrowing rate of approximately 8.4%. In August 2020, the Company entered into a lease agreement for an office facility in New York, New York that commenced in December 2020 and ends in June 2026. Upon commencement of this lease, the Company recorded operating lease right-of-use assets and operating lease liabilities of approximately $1.1 million, net of expected abatement, based on the present value of payments over the lease term using an incremental borrowing rate of approximately 8.9%. The Company also leases an office facility in Durham, North Carolina with a lease term ending in November 2022, and the Company had leased other office facilities in New York, New York and Princeton, New Jersey with lease terms that ended in January 2021 and October 2020, respectively. The aggregate weighted-average remaining payment term, aggregate weighted-average remaining lease term and aggregate weighted-average discount rate were 3.2 years, 3.3 years and 8.7%, respectively, for the Company's contractual rent obligations for its operating leases as of March 31, 2022.
During the years ended March 31, 2022 and March 31, 2021, the Company incurred $0.6 million and $1.6 million, respectively, of rent expense associated with contractual rent obligations for its operating leases. During the years ended March 31, 2022 and March 31, 2021, the Company paid $0.6 million and $0.9 million, respectively, related to its contractual rent obligations. The following table provides a reconciliation of the Company's remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of March 31, 2022 (in thousands):

Year Ending March 31,	Amount
2022	$828
2023	936
2024	799
2025	310
2026	53
Thereafter	—
Total undiscounted payments	2,926
Less: present value adjustment	(410)
Present value of future payments	$2,516
Note 6—Accrued Expenses
As of March 31, 2022 and 2021, accrued expenses consisted of the following (in thousands):

	March 31, 2022	March 31, 2021

Research and development expenses	$4,392	$6,091
Bonuses and other compensation expenses	2,113	2,331
Other expenses	1,727	774
Total accrued expenses	$8,232	$9,196

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
Note 8—Related Party Transactions
(A) Services Agreements:
The Company has entered into services agreements with Roivant Sciences, Inc. ("RSI") and Roivant Sciences GmbH (collectively, the "Service Providers"), each a wholly owned subsidiary of Roivant Sciences Ltd. ("RSL"), pursuant to which the Service Providers provide the Company with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to the Company's development, administrative and financial functions (the "Services Agreements"). Under the terms of the Services Agreements, the Company is obligated to pay or reimburse the Service Providers for the costs they, or third parties acting on their behalf, incur in providing services to the Company, including administrative and support services as well as research and development services. In addition, the Company is obligated to pay to the Service Providers at a predetermined mark-up on any general and administrative and research and development services incurred directly by the Service Providers. Under the terms of the Services Agreements, the Service Providers have agreed to indemnify the Company and its officers, employees and directors against all losses arising out of, due to or in connection with the provision of services (or the failure to provide services) under the Services Agreements, subject to certain limitations set forth in the Service Agreements. In addition, the Company has agreed to indemnify the Service Providers and their respective affiliates and officers, employees and directors against all losses arising out of, due to or in connection with the receipt of services under the Services Agreements, subject to certain limitations set forth in the Services Agreements. Such indemnification obligations will not exceed the payments made by the Company under the Services Agreements for the specific service that allegedly caused or was related to the losses during the period in which such alleged losses were incurred. The term of each of the services agreements will continue until terminated upon 90 days’ written notice by any party with respect to the services such party provides or receives thereunder. For the years ended March 31, 2022 and 2021, the Company incurred expenses of zero and $0.1 million, respectively, under the Services Agreements, inclusive of the mark-up, which have been treated as capital contributions.
(B) Information Sharing and Cooperation Agreement:
In March 2015, the Company entered into an information sharing and cooperation agreement with RSL, as amended and restated in June 2018 (the "Restated Cooperation Agreement") in connection with a share purchase placement agreement with RSL (the "Private Placement"), for which the amendments became effective in July 2018 upon the closing of the Private Placement. The Restated Cooperation Agreement, among other things, obligates the Company to deliver periodic financial statements and other financial information to RSL and comply with other specified financial reporting requirements, and requires the Company to implement and observe certain policies and procedures related to applicable laws and regulations. The Company agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a stockholder under the Restated Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to the Company or any of its subsidiaries, subject to certain limitations set forth in the Restated Cooperation Agreement.

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
The Company has engaged SVB Securities LLC as its agent to sell shares of the Company's common stock from time to time through an at-the-market equity offering program. SVB Securities LLC receives compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common stock sold. During the year ended March 31, 2021, which was the inception of this program, the Company sold approximately 29.7 million shares of its common stock for total proceeds of approximately $90.5 million, net of brokerage fees. During the year ended March 31, 2022, the Company sold approximately 0.7 million shares of its common stock for total proceeds of approximately $1.5 million, net of brokerage fees, under this program. As of March 31, 2022, the Company sold a total of approximately 30.4 million shares of its common stock for aggregate proceeds of approximately $92.0 million, net of brokerage fees, under and since the inception of this program.
Note 10—Stock-Based Compensation
(A) Amended and Restated 2015 Equity Incentive Plan:
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was (i) amended and restated in June 2017 by its Board of Directors and became effective upon stockholder approval in August 2017, (ii) further amended and restated in October 2020 by its Board of Directors, and (iii) further amended and restated in August 2021 by its Board of Directors and became effective upon stockholder approval in September 2021 (the "2015 Plan"). In April 2021 and April 2020, the number of shares of common stock authorized for issuance under the 2015 Plan increased automatically by 2.8 million and 1.6 million, respectively, in accordance with the terms of the 2015 Plan. Upon amendment and restatement by the Company's board of directors and stockholder approval of the 2015 Plan in August 2021 and September 2021, respectively, the number of shares of common stock authorized for issuance under the 2015 Plan increased by 5.0 million. At March 31, 2022, totals of 13.4 million shares of common stock were authorized for issuance and 7.6 million shares of common stock were available for future issuance under the 2015 Plan.
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
The Company did not grant any market-based performance stock options during the years ended March 31, 2022 and March 31, 2021. At March 31, 2022, options with market-based performance conditions to purchase 0.1 million shares of common stock at a weighted average exercise price of $6.42 per share were outstanding. The market-based performance options vest based on the trading price for the Company's shares of common stock exceeding certain closing price thresholds.
The Company estimated the fair value of each time-based stock option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions during the years ended March 31, 2022 and March 31, 2021, as follows:

	Years Ended March 31,
	2022	2021
Expected stock price volatility	112.9%	109.5%
Expected risk free interest rate	1.01%	0.43%
Expected term, in years	5.93	6.11
Expected dividend yield	—%	—%
The following table presents a summary of stock option activity and data under the 2015 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2020	2,008,735	$14.39	$13.87	8.33	$—
Granted	434,775	3.72	3.07
Exercised	—	—	—		—
Forfeited	(347,967)	13.92	15.84
Options outstanding at March 31, 2021	2,095,543	$12.26	$11.30	7.90	$—
Granted	1,594,400	2.47	2.06
Exercised	—	—	—		—
Forfeited	(1,979,933)	5.93	4.10
Options outstanding at March 31, 2022	1,710,010	$10.46	$10.84	7.38	$—
Options vested and expected to vest at March 31, 2022	1,710,010	$10.46	$10.84	7.38	$—
Options exercisable at March 31, 2022	1,174,102	$13.87	$14.68	6.72	$—
During the years ended March 31, 2022 and March 31, 2021, the total grant date fair values of options that vested under the 2015 Plan were $2.4 million and $3.5 million, respectively. At March 31, 2022 under the 2015 Plan, vested options to purchase a total of 1.0 million shares of common stock were outstanding, with no options with market-based performance conditions vested and outstanding.
(C) Restricted Stock Units:
RSUs granted during years ended March 31, 2022 and March 31, 2021 vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service. Of the total number of RSUs granted in September 2019 representing approximately 0.3 million shares of the Company's common stock, one-half vested on January 31, 2020 and the remaining one-half vested on July 31, 2020, subject to continuing service.

The following table presents a summary of restricted stock unit activity and data under the 2015 Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at March 31, 2020	247,863	$7.37
Granted	1,247,850	3.37
Vested and settled	(187,741)	7.68
Forfeited	(281,756)	3.95
RSUs outstanding at March 31, 2021	1,026,216	$3.39
Granted	3,407,270	1.48
Vested and settled	(320,368)	3.38
Forfeited	(821,627)	2.53
RSUs outstanding at March 31, 2022	3,291,491	$1.63
During the years ended March 31, 2022 and March 31, 2021, the total grant date fair values of RSUs that vested under the 2015 Plan were $1.1 million and $1.0 million, respectively. Approximately 3.3 million of the RSUs outstanding at March 31, 2022 were unvested, and all 1.0 million of the RSUs outstanding at March 31, 2021 were unvested.
(D) Stock-based Compensation Expense:
The Company recorded total stock-based compensation expense of $3.5 million and $4.4 million for the years ended March 31, 2022 and March 31, 2021, respectively, related to options and RSUs granted to its employees and directors, excluding stock-based compensation expense allocated to the Company from RSL (see Note 10(E)). This stock-based compensation expense was included in research and development and general and administrative expenses in the Company's consolidated statements of operations. At March 31, 2022, total unrecognized compensation expense for unvested outstanding option and RSU equity awards of the Company's common stock granted to its employees and directors under the 2015 Plan was $5.1 million, which is expected to be recognized over a remaining weighted-average service period of 2.11 years.
(E) RSL Common Share Awards and Options:
Certain employees of the Company were granted RSL equity instruments for which the Company recognized stock-based compensation expense of $4.0 million and $0.1 million during the years ended March 31, 2022 and March 31, 2021, respectively, and which is recorded to general and administrative expenses in the Company's consolidated statements of operations. Certain of these RSL equity instruments were granted to the Company's former CEO (the "RSL Equity Instruments"), who resigned as the Company's CEO in January 2022. The RSL Equity Instruments vest based on the satisfaction of time-based service and liquidity event requirements. The liquidity event vesting requirement was determined to be met upon the closing of RSL's business combination with Montes Archimedes Acquisition Corp., a special purpose acquisition company, on September 30, 2021. Accordingly, the Company commenced recognition of stock-based compensation expense for the RSL Equity Instruments on September 30, 2021.

Note 11—Income Taxes
The loss before income taxes and the related tax expense (benefit) are as follows (in thousands):

	Year ended March 31, 2022	Year ended March 31, 2021
Loss before income taxes:
Domestic	$(71,444)	$(17,382)
Foreign	(184)	(15,255)
Total loss before income taxes	$(71,628)	$(32,637)
Current taxes:
Domestic	$259	$(212)
Foreign	—	—
Total current tax expense (benefit)	259	(212)
Deferred taxes:
Domestic	$—	$—
Foreign	—	—
Total deferred tax expense	—	—
Total income tax expense (benefit)	$259	$(212)

A reconciliation of income tax benefit computed at the U.S/Bermuda statutory rate to income tax expense (benefit) reflected in the financial statements is as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2022		March 31, 2021
	$	%	$	%
Income tax benefit at federal statutory rate	$(15,042)	21.00%	$(6,854)	21.00%
Foreign rate differential (1)	13	(0.02)	1,118	(3.43)
Nondeductible/nontaxable items	118	(0.16)	(1,823)	5.59
Valuation allowance	15,129	(21.12)	10,749	(32.94)
Research and development credit	(300)	0.42	(914)	2.80
Research and development true-up	(106)	0.15	(301)	0.92
Deferred adjustments	(10)	0.01	2,139	(6.55)
Restructuring	—	—	(4,108)	12.59
Other	457	(0.64)	(218)	0.67
Total income tax expense (benefit)	$259	(0.36)%	$(212)	0.65%
(1) Primarily related to current tax on United States operations including permanent and temporary differences, Swiss net operating losses and United Kingdom taxation of the parent company.
Until November 12, 2020, the Company was not subject to taxation under the laws of Bermuda since AGT was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. Since November 12, 2020, when Sio was incorporated in the State of Delaware in connection with the Domestication (see Note 1), the Company is subject to taxation under the laws of the United States of America. The Company's provision for income taxes is primarily federal, state and local taxes in the United States. The Company's effective tax rates of (0.36)% and 0.65% for the years ended March 31, 2022 and March 31, 2021, respectively, differ from the U.S. federal statutory rate of 21% and the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, including stock compensation, and a valuation allowance that effectively eliminates the Company's net deferred tax assets.
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

As of March 31, 2022, the Company had an aggregate tax receivable of $1.6 million from various federal, state and local jurisdictions. Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2022 and 2021 are as follows (in thousands):

	March 31, 2022	March 31, 2021
Deferred tax assets:
Net operating loss	$172,292	$154,877
Research tax credits	12,205	11,798
Stock-based compensation	9,609	8,341
Intangibles	8,025	8,747
Lease liability	540	257
Other	10	51
Subtotal	202,681	184,071
Valuation allowance	(201,976)	(183,703)
Deferred tax liabilities:
Right of use assets	(513)	(250)
Other	(192)	(118)
Total net deferred tax assets	$—	$—
The Company had net operating losses in the United States, Switzerland, the United Kingdom and Ireland in the amounts of $71.9 million, $1.21 billion, $167 thousand and $115 thousand, respectively, as of March 31, 2022. The United States federal net operating loss can be carried forward indefinitely with utilization limited to 80% of future taxable income for tax years beginning after January 1, 2021. The Switzerland net operating loss will begin to expire as of March 31, 2025. The United Kingdom net operating loss can be carried forward indefinitely with an annual limitation on utilization. As of March 31, 2022, the Company has federal research and development carryforwards of approximately $12.2 million. If not utilized, the research and development credit carryforwards will start to expire in 2038.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company's cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a full valuation allowance of $202.0 million as of March 31, 2022, representing the portion of the deferred tax asset that is not more likely than not to be realized. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.
As of March 31, 2022, deferred tax liabilities for the foreign subsidiaries that are not indefinitely reinvested were not material to the Company’s consolidated financial statements. The potential tax implications of the repatriation of unremitted earnings are driven by the facts at the time of distribution; however, due to U.S. tax reform and the Company’s current accumulated earnings deficit, the incremental cost to repatriate earnings is not expected to be material.
The Company is subject to tax and files income tax returns in the United Kingdom, Switzerland, Ireland and the United States federal and United States state and local jurisdictions. The Company is subject to tax examinations for tax years ended March 31, 2016 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. There are no unrecognized tax benefits recorded as of March 31, 2022.

Note 12—Commitments and Contingencies
As of March 31, 2022, the Company had entered into commitments under the UMMS Agreement (see Note 3(A)) for which the Company provided notice of termination to UMMS of the UMMS Agreement in April 2022, which termination is expected to become effective by June 30, 2022 (see Note 14); the Services Agreements with certain of RSL's wholly owned subsidiaries (see Note 8(A)); and agreements to rent office and research and development laboratory spaces (see Note 5). In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days' written notice, unless otherwise indicated. Further, certain of the Company's manufacturing agreements could require early termination and wind-down payments due from the Company as a result of the recent termination of its clinical trials.
The Company had the right to terminate the UMMS Agreement at any time upon 90 days' advance written notice to UMMS. The Company had the right to terminate the Oxford Agreement at any time upon two months' advance written notice prior to the first commercial sale of a product.
Note 13—Selected Quarterly Financial Data (Unaudited)
The following table presents selected quarterly financial data for the years ended March 31, 2022 and March 31, 2021 (in thousands, except per share amounts):

	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2021	2021	2021	2022	2020	2020	2020	2021
Research and development expenses	$8,058	$11,448	$21,287	$12,606	$5,194	$5,058	$6,407	$8,244
General and administrative expenses	3,859	9,748	4,086	470	4,640	4,491	4,198	3,965
Total operating expenses	11,917	21,196	25,373	13,076	9,834	9,549	10,605	12,209
Net loss	(11,870)	(21,237)	(25,456)	(13,324)	(8,594)	(9,984)	(10,516)	(3,331)
Net loss per share attributable to stockholders of common stock - basic and diluted	$(0.16)	$(0.29)	$(0.35)	$(0.18)	$(0.20)	$(0.21)	$(0.20)	$(0.05)
Note 14—Subsequent Events
In April 2022, the Company provided notice of termination to UMMS of the UMMS Agreement, which termination is expected to become effective by June 30, 2022 (see Note 3(A) and Note 12). In connection with the termination of the UMMS Agreement, the Company implemented a significant reduction in its workforce subsequent to March 31, 2022. The Company expects to complete the workforce reduction, including the payment of any employee severance and benefits, by June 30, 2022. As a result of the workforce reduction, the Company estimates that it will incur aggregate costs ranging from approximately $0.9 million to $1.5 million for one-time severance and related costs, all of which are expected to result in cash expenditures during the fiscal quarter ending June 30, 2022.