Form 10-Q
period 2022-06-30
Sio Gene Therapies Inc.
filed 2022-08-11
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common stock, $0.00001 par value per share, on August 9, 2022, was 73,975,196.

SIO GENE THERAPIES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
SIO GENE THERAPIES INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$54,771	$63,729
Restricted cash	1,184	1,184
Prepaid expenses and other current assets	2,821	5,214
Income tax receivable	355	1,609
Total current assets	59,131	71,736
Operating lease right-of-use assets	2,267	2,444
Property and equipment, net	1,084	900
Total assets	$62,482	$75,080
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,240	$3,984
Accrued expenses	6,101	8,232
Current portion of operating lease liabilities	808	786
Total current liabilities	9,149	13,002
Operating lease liabilities, net of current portion	1,554	1,730
Total liabilities	10,703	14,732
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized, 73,975,196 and 73,739,378 issued and outstanding at June 30, 2022 and March 31, 2022, respectively	1	1
Additional paid-in capital	922,807	922,966
Accumulated deficit	(871,362)	(862,956)
Accumulated other comprehensive income	333	337
Total stockholders’ equity	51,779	60,348
Total liabilities and stockholders’ equity	$62,482	$75,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2022	2021
Operating expenses:
Research and development expenses
(includes stock-based compensation (benefit) expense of $(401) and $432 for the three months ended June 30, 2022 and 2021, respectively)	$5,542	$8,058
General and administrative expenses
(includes stock-based compensation expense of $242 and $889 for the three months ended June 30, 2022 and 2021, respectively)	2,992	3,859
Total operating expenses	8,534	11,917
Other (income) expenses:
Other income, net	(124)	(19)
Loss before income tax benefit	(8,410)	(11,898)
Income tax benefit	(4)	(28)
Net loss	$(8,406)	$(11,870)
Net loss per share of common stock — basic and diluted	$(0.11)	$(0.16)
Weighted-average shares of common stock outstanding — basic and diluted	73,765,292	72,861,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2022	2021
Net loss	$(8,406)	$(11,870)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4)	2
Total other comprehensive (loss) income	(4)	2
Comprehensive loss	$(8,410)	$(11,868)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2021	69,377,567	$1	$914,100	$(791,069)	$335	$123,367
Shares issued upon settlement of restricted stock units	82,542	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.0 million	179,400	—	479	—	—	479
Stock-based compensation expense	—	—	1,321	—	—	1,321
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(11,870)	—	(11,870)
Balance at June 30, 2021	69,639,509	$1	$915,900	$(802,939)	$337	$113,299

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2022	73,739,378	$1	$922,966	$(862,956)	$337	$60,348
Shares issued upon settlement of restricted stock units	235,818	—	—	—	—	—
Stock-based compensation benefit	—	—	(159)	—	—	(159)
Foreign currency translation adjustment	—	—	—	—	(4)	(4)
Net loss	—	—	—	(8,406)	—	(8,406)
Balance at June 30, 2022	73,975,196	$1	$922,807	$(871,362)	$333	$51,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,406)	$(11,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	177	49
Stock-based compensation (benefit) expense	(159)	1,321
Depreciation and non-cash amortization	94	61
Change in operating lease liabilities	(154)	(53)
Other	(5)	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,393	1,072
Income tax receivable	1,254	(25)
Accounts payable	(1,744)	(404)
Accrued expenses	(2,131)	(2,807)
Net cash used in operating activities	(8,681)	(12,652)
Cash flows from investing activities:
Cash proceeds from sale of long-term investment	—	4,343
Purchases of property and equipment	(277)	(180)
Net cash (used in) provided by investing activities	(277)	4,163
Cash flows from financing activities:
Cash proceeds from issuance of shares of common stock, net of issuance costs	—	479
Net cash provided by financing activities	—	479
Net change in cash and cash equivalents, restricted cash and long-term restricted cash	(8,958)	(8,010)
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of period	64,913	120,170
Total cash and cash equivalents, restricted cash and long-term restricted cash—end of period	$55,955	$112,160
Cash and cash equivalents —beginning of period	63,729	118,986
Restricted cash included in current assets—beginning of period	1,184	—
Restricted cash included in long-term assets—beginning of period	—	1,184
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of period	$64,913	$120,170
Cash and cash equivalents—end of period	54,771	110,976
Restricted cash included in current assets—end of period	1,184	—
Restricted cash included in long-term assets—end of period	—	1,184
Total cash and cash equivalents, restricted cash and long-term restricted cash—end of period	$55,955	$112,160

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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the "Annual Report"), filed with the SEC on June 14, 2022. The unaudited condensed consolidated balance sheet at March 31, 2022 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending March 31, 2023, for any other interim period, or for any other future year.
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
For the three months ended June 30, 2022 and the fiscal year ended March 31, 2022, the Company incurred net losses of $8.4 million and $71.9 million, respectively. As of June 30, 2022, the Company’s cash and cash equivalents totaled $54.8 million and its accumulated deficit was $871.4 million. The Company estimates that its current cash and cash equivalents balance is sufficient to support operations beyond the twelve month period following the date that these unaudited condensed consolidated financial statements were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.
The Company's future funding requirements, both near and long-term, will depend on many factors, including, but not limited to, the timing and outcome of its exploration of, and execution upon any, potential strategic alternatives, the cost of obtaining necessary intellectual property and defending potential intellectual property disputes, realization of the anticipated benefits of the Company's headcount reduction, and the costs of operating as a public company.
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
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of June 30, 2022 and through the date of issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

(D) Net Loss per Share of Common Stock:
Basic net loss per share of common stock is computed by dividing the net loss applicable to shareholders of common stock by the weighted-average number of shares of common stock and 3,301,998 pre-funded warrants (see Note 6(B)) outstanding during the period, without further consideration for potentially dilutive securities. The pre-funded warrants were fully exercised in July 2021 (See Note 6(B)). In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants were included in the computation of basic net loss per share because the exercise price was negligible and they were fully vested and exercisable at any time after the original issuance date. Diluted net loss per share of common stock is computed by dividing the net loss applicable to shareholders of common stock by the diluted weighted-average number of shares of common stock outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per share of common stock and diluted net loss per share of common stock are equivalent. Potentially dilutive shares of common stock have been excluded from the diluted net loss per share of common stock computations in all periods presented because such securities have an anti-dilutive effect on net loss per share of common stock due to the Company’s net loss. Restricted Stock Units ("RSUs") and stock options outstanding for a total of 2.1 million and 5.6 million shares of common stock were not included in the calculation of diluted weighted-average shares of common stock outstanding for the three months ended June 30, 2022 and June 30, 2021, respectively, because they were anti-dilutive given the net loss of the Company.
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
The Company’s financial instruments include cash and cash equivalents and restricted cash. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities, and restricted cash consists of interest-bearing deposits denominated in the U.S. dollar. Cash and restricted cash are stated at their historical carrying amounts, which approximate fair value due to their short-term nature. The carrying values of the Company's money market fund included in cash and cash equivalents of $50.0 million and $61.0 million at June 30, 2022 and March 31, 2022, respectively, approximated their fair values, which are based on quoted prices in active markets for identical securities.

The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at June 30, 2022 and March 31, 2022 in determining such values (in thousands):

	As of June 30, 2022				As of March 31, 2022
	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$50,000	$50,000	$—	$—	$61,000	$61,000	$—	$—
(F) Recent Accounting Pronouncements:
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU No. 2016-13"). ASU 2016-13 requires that financial assets measured at amortized cost, such as loans, accounts and trade receivables and investments, be represented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. ASU No. 2016-13 requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief", which allows for a transition election on certain instruments and is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 and interim periods in those fiscal years. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments — Credit Losses", which amends certain aspects of ASU No. 2016-13, including transition relief for troubled debt restructuring ("TDR"), among other topics. In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU No. 2022-02"), which eliminates the accounting guidance on TDRs for creditors in ASC Subtopic 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. ASU No. 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. While the Company does not expect the adoption of this guidance to materially impact the Company's consolidated financial statements and related disclosures because it does not currently have any investments or trade receivables, the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.
In August 2020, the FASB issued ASU No. 2020-06, "Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU No. 2020-06"). ASU No. 2020-06 simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under ASU No. 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. ASU No. 2020-06 also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted earnings or loss per share. The provisions of ASU No. 2020-06 are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company's adoption of ASU No. 2020-06 on April 1, 2022 did not impact the Company's consolidated financial statements and related disclosures because it did not maintain any debt instruments accounted for in accordance with ASC Subtopic 470-20, "Debt — Debt with Conversion and Other Options" or instruments accounted for as derivatives in accordance with ASC Subtopic 815-40, "Derivatives and Hedging — Contracts in Entity's Own Equity", and the Company had also included outstanding pre-funded warrants in the computation of basic net loss per share (see Note 2(D)).

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
Note 3—License and Collaboration Agreements
(A) The University of Massachusetts Medical School Exclusive License Agreement:
In December 2018, the Company entered into an exclusive license agreement (the "UMMS Agreement") with the University of Massachusetts Medical School ("UMMS"), pursuant to which the Company received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively. In April 2022, the Company provided notice of termination of the UMMS Agreement to UMMS, which termination is expected to become effective August 31, 2022. The Company incurred a total of $3.4 million and $3.4 million of program-specific costs related to its AXO-AAV-GM1 and AXO-AAV-GM2 programs within research and development expenses in its unaudited condensed consolidated statements of operations during the three months ended June 30, 2022 and June 30, 2021, respectively. The Company paid a total of $0.2 million and $1.6 million to UMMS during the three months ended June 30, 2022 and June 30, 2021, respectively.
(B) Oxford Biomedica License Agreement:
In June 2018, the Company entered into an exclusive license agreement (the "Oxford Agreement") with Oxford Biomedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. In February 2022, the Company provided notice of termination of the Oxford Agreement to Oxford, which termination became effective June 30, 2022. The Company incurred $0.1 million and $0.6 million of AXO-Lenti-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations during the three months ended June 30, 2022 and June 30, 2021, respectively. The Company paid Oxford a total of $0.6 million and $22 thousand during the three months ended June 30, 2022 and June 30, 2021, respectively.

Note 4—Investment in Arvelle Therapeutics B.V.
In February 2021, the Company sold its investment of 8.1 million shares of nonredeemable preferred stock (the "Arvelle Shares") of Arvelle Therapeutics B.V. ("Arvelle") to a third party as part of that third party's cash acquisition of all of the outstanding equity of Arvelle. In exchange, the Company received an upfront payment of approximately $11.6 million, in addition to a future payment to be received of approximately $1.2 million that is being held in escrow and that is recorded as restricted cash in the Company's unaudited condensed consolidated balance sheet at June 30, 2022, as well as the right to receive up to an additional total of $7.0 million in potential future regulatory and sales milestone payments (collectively, the "Arvelle Sale"). The Company originally purchased its Arvelle Shares in February 2019 and May 2020 in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by the Company to Arvelle. The Company recorded a net gain of approximately $4.7 million to other non-operating income in the Company's consolidated statement of operations upon the closing of the Arvelle Sale in February 2021, as well as a gain of approximately $4.3 million recorded to other non-operating income in the Company's consolidated statement of operations and to receivable from sale of long-term investment in its consolidated balance sheet upon the achievement of a regulatory milestone in March 2021 that was collected during the three months ended June 30, 2021.
Note 5—Accrued Expenses
As of June 30, 2022, and March 31, 2022, accrued expenses consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Research and development expenses	$4,254	$4,392
Bonuses and other compensation expenses	655	2,113
Other expenses	1,192	1,727
Total accrued expenses	$6,101	$8,232
Note 6—Stockholders' Equity
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
The Company has engaged SVB Securities LLC as its agent to sell shares of the Company's common stock from time to time through an at-the-market equity offering program. SVB Securities LLC receives compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common stock sold. During the three months ended June 30, 2022, the Company did not sell any shares of its common stock under this program. During the three months ended June 30, 2021, the Company sold approximately 0.2 million shares of its common stock for total proceeds of approximately $0.5 million, net of brokerage fees, under this program. As of June 30, 2022, the Company had sold a total of approximately $30.4 million shares of its common stock for aggregate proceeds of approximately $92.0 million, net of brokerage fees, under and since the inception of this program.

Note 7—Stock-Based Compensation
(A) Amended and Restated 2015 Equity Incentive Plan:
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was (i) amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017, (ii) further amended and restated in October 2020 by its Board of Directors, and (iii) further amended and restated in August 2021 by its Board of Directors and became effective upon stockholder approval in September 2021 (the "2015 Plan"). In April 2022 and April 2021, the number of shares of common stock authorized for issuance under the 2015 Plan increased automatically by 2.9 million and 2.8 million, respectively, in accordance with the terms of the 2015 Plan. Upon amendment and restatement by the Company's Board of Directors and stockholder approval of the 2015 Plan in August 2021 and September 2021, respectively, the number of shares of common stock authorized for issuance under the 2015 Plan increased by 5.0 million. At June 30, 2022, totals of 16.3 million shares of common stock were authorized for issuance and 13.2 million shares of common stock were available for future issuance under the 2015 Plan.
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
The Company did not grant any stock options during the three months ended June 30, 2022. During the three months ended June 30, 2021, the Company granted options to purchase a total of 1.6 million shares of its common stock, with a weighted-average exercise price of $2.47 and estimated grant date fair value of $3.3 million under the 2015 Plan. There were no options with market-based performance conditions granted during the three months ended June 30, 2022 and June 30, 2021 under the 2015 Plan. At June 30, 2022, options to purchase a total of 1.2 million shares of common stock were outstanding under the 2015 Plan with a weighted-average exercise price of $8.82 per share, including options with market-based performance conditions to purchase 0.1 million shares of common stock at a weighted average exercise price of $6.42 per share. At June 30, 2022, vested options to purchase a total of 0.8 million shares of common stock were outstanding under the 2015 Plan, with no options with market-based performance conditions vested and outstanding. During the three months ended June 30, 2022 and June 30, 2021, the total grant date fair values of stock options that vested under the 2015 Plan were $0.7 million and $0.9 million, respectively.
(C) Restricted Stock Units:
RSUs granted during the three months ended June 30, 2022 and June 30, 2021 vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service. Of the total number of RSUs granted in September 2019 representing approximately 0.3 million shares of the Company's common stock, one-half vested on January 31, 2020 and the remaining one-half vested on July 31, 2020, subject to continuing service. The Company did not grant any RSUs during the three months ended June 30, 2022. During the three months ended June 30, 2021, the Company granted RSUs for a total of 1.1 million shares of common stock, with an aggregate grant date fair value of $2.8 million to its employees under the 2015 Plan. At June 30, 2022, RSUs for approximately 0.9 million shares of common stock were outstanding, of which approximately 39 thousand were vested. During the three months ended June 30, 2022 and June 30, 2021, the total grant date fair values of RSUs that vested under the 2015 Plan were $0.7 million and $0.6 million, respectively.

(D) Stock-based Compensation Expense:
The Company recorded total stock-based compensation (benefit) expense of $(0.2) million and 1.3 million for the three months ended June 30, 2022 and 2021, respectively, related to options and RSUs granted to its employees and directors, excluding stock-based compensation expense allocated to the Company from RSL (see Note 7(E)). The stock-based compensation expense was included in research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. At June 30, 2022, total unrecognized compensation expense for unvested outstanding option and RSU equity awards of the Company's common stock granted to its employees and directors under the 2015 Plan was $1.5 million, which is expected to be recognized over the remaining weighted-average service period of 1.91 years.
(E) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options for which stock-based compensation expense is allocated to the Company from RSL. The Company recorded such total allocated stock-based compensation expense of $0 thousand and $6 thousand during the three months ended June 30, 2022 and 2021, respectively.
Note 8—Commitments and Contingencies
As of June 30, 2022, the Company had entered into commitments under the Services Agreements with certain of RSL's wholly owned subsidiaries and agreements to rent office and research and development laboratory spaces. In addition, the Company has entered into services agreements with third parties for pharmaceutical manufacturing and research activities in the normal course of business, which can generally be terminated by the Company with 30- to 60-days' written notice, unless otherwise indicated. Further, certain of the Company's manufacturing agreements could require early termination and wind-down payments due from the Company as a result of the recent termination of its clinical trials.

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
•our public securities' potential liquidity and trading;
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
In June 2018, we entered into the Oxford Agreement with Oxford pursuant to which we received a worldwide, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products. In February 2022, we provided notice to Oxford to terminate the Oxford Agreement to develop and commercialize AXO-Lenti-PD and related gene therapy product candidates. We determined to terminate the Oxford Agreement and redirect resources to our AXO-AAV-GM1 and -GM2 programs, as well as other strategic initiatives, due to several factors, including the resource requirements and development timelines to reach meaningful value inflection for the program and an increasingly challenging market and regulatory environment for Parkinson’s disease. We continued to incur immaterial expenses in connection with the Oxford Agreement until its termination became effective on June 30, 2022.
In December 2018, we entered into the UMMS Agreement with UMMS pursuant to which we received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). In April 2022, we provided notice to UMMS to terminate the UMMS Agreement, which termination is expected to become effective August 31, 2022. We will continue to conduct clinical operations for the AXO-AAV-GM1 and AXO-AAV-GM2 programs under the UMMS Agreement during the 90-day wind-down/termination period.
In parallel with our decision to terminate the AXO-AAV-GM1 and -GM2 programs, in April 2022, our board of directors approved and we announced the strategic decision to explore and review a range of strategic alternatives focused on maximizing stockholder value from our existing cash and cash equivalents, including a potential sale, merger, business combination or similar transaction. In connection with these actions, and as approved by our board of directors, we began implementing a significant headcount reduction, which is expected to conclude in August 2022.
While we continue to conduct certain pre-clinical research and development initiatives in gene therapy, we expect to devote substantial time and resources to exploring strategic alternatives. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distribution to our stockholders. In addition, we expect to incur additional operating expenses associated with the wind-down of the UMMS Agreement and the execution of certain other cost-saving measures.
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
In the conduct of our business activities during the pandemic, we took actions designed to protect the safety and well-being of patients, healthcare workers and employees. For patients previously enrolled in our clinical trials, we worked closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. While the COVID-19 pandemic has not resulted in a significant delay to our prior clinical development timelines to-date and has not had a significant impact to our historical operations, the COVID-19 pandemic continues to evolve, including as a result of variants. The effects of the COVID-19 pandemic, together with recent macroeconomic uncertainty, could materially impact our strategic goals to explore and review a range of strategic alternatives focused on maximizing stockholder value from our existing cash and cash equivalents, including a potential sale, merger, business combination or similar transaction. The COVID-19 pandemic and related impacts (including inflationary pressures and macroeconomic uncertainty) could result in significant and prolonged disruption of global financial markets, which has negatively impacted and may continue to reduce our ability to access capital, limiting the financial resources available to us as well as to any potential strategic counterparty.

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
Research and Development Expense
Since our inception, our operations have historically been focused primarily on organizing and staffing our company, raising capital, and acquiring, preparing for and advancing our product candidates into clinical development. Our research and development expenses include program-specific costs, as well as unallocated internal costs.
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
Our research and development expenses are expected to decrease substantially in the near term, following the previously announced discontinuation of our AXO-AAV-GM1, AXO-AAV-GM2 and AXO-Lenti-PD programs, as well as the significant reduction in workforce that we implemented in April 2022. The AXO-Lenti-PD program was wound down by July 31, 2022 and the AXO-AAV-GM1 and AXO-AAV-GM2 programs are expected to be wound down by August 31, 2022, after which our research and development activities will be concentrated on one preclinical program.
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
During the fiscal year ending March 31, 2023, we anticipate that our general and administrative expenses will decrease compared to the fiscal year ended March 31, 2022, primarily as a result of stock-based compensation expense associated with the RSL Equity Instruments, for which expensing commenced upon the liquidity event vesting condition being met upon the closing of RSL's business combination with Montes Archimedes Acquisition Corp. ("MAAC") on September 30, 2021 and ended by March 31, 2022.

Results of Operations for the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development expenses
(includes stock-based compensation (benefit) expense of $(401) and $432 for the three months ended June 30, 2022 and 2021, respectively)	$5,542	$8,058	$(2,516)
General and administrative expenses
(includes stock-based compensation expense of $242 and $889 for the three months ended June 30, 2022 and 2021, respectively)	2,992	3,859	(867)
Total operating expenses	8,534	11,917	(3,383)
Other income, net	(124)	(19)	(105)
Loss before income tax (benefit) expense	(8,410)	(11,898)	3,488
Income tax benefit	(4)	(28)	24
Net loss	$(8,406)	$(11,870)	$3,464
Research and Development Expenses
Our research and development expenses during the three-months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Program-specific costs	$3,484	$3,976	$(492)

Unallocated internal costs:
Personnel-related	1,542	2,500	(958)
Stock-based compensation expense	(401)	432	(833)
Other	917	1,150	(233)
Total research and development expenses	$5,542	$8,058	$(2,516)
Research and development expenses were $5.5 million for the three months ended June 30, 2022 and $8.1 million for the three months ended June 30, 2021. The $2.5 million decrease was primarily related to decreases in:
(i) program-specific costs relating to our prior AXO-Lenti-PD and AXO-AAV-GM1 and AXO-AAV-GM2 programs, which decreased $0.5 million as we began winding down clinical-stage programs subsequent to our termination of the Oxford Agreement and the UMMS Agreement; and
(ii) unallocated internal costs, which decreased $2.0 million primarily due to reductions in personnel-related and stock-based compensation costs after announcing the discontinuation of clinical-stage programs and initiating a significant reduction in workforce in April 2022. Costs incurred during the quarter ended June 30, 2022 included $0.6 million of severance expense.Further, the costs incurred during the quarter ended June 30, 2022 benefitted from the reversal of $0.4 million in stock-based compensation from prior periods resulting from the workforce reduction.

General and Administrative Expenses
General and administrative expenses were $3.0 million for the three months ended June 30, 2022 and $3.9 million for the three months ended June 30, 2021. The decrease of $0.9 million was primarily due to decreases of $0.6 million in stock-based compensation expense and $0.5 million in personnel-related expenses, both related to the workforce reduction that commenced in April 2022, partially offset by an increase of $0.3 million in professional fees primarily due to legal fees related to potential strategic alternatives.

Other Income, net
Other income, net was $124 thousand and $19 thousand for the three months ended June 30, 2022 and 2021, respectively. Other income for the three months ended June 30, 2022 consisted primarily of interest income, partially offset by foreign exchange losses. Other income, net for the three months ended June 30, 2021 consisted primarily of interest income and foreign exchange gains.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common stock and pre-funded warrants, as well as borrowings under our credit facilities. As of June 30, 2022, we had $54.8 million of cash and cash equivalents available to us.
Capital Requirements
We have not yet achieved profitability and expect to continue to incur operating and net losses, as well as negative cash flows from operations, for the foreseeable future. We have not generated any revenue to date. Until such time, if ever, as we can generate substantial product revenue, and subject to our pursuit of strategic alternatives, we expect to primarily finance our cash needs using our existing cash.
For the three months ended June 30, 2022 and the fiscal year ended March 31, 2022, we incurred net losses of $8.4 million and $71.9 million, respectively. As of June 30, 2022, our cash and cash equivalents totaled $54.8 million and our accumulated deficit was $871.4 million. We expect that our existing cash and cash equivalents of $54.8 million at June 30, 2022 will enable us to fund our current operating plan beyond the twelve-month period following the date that the accompanying unaudited condensed consolidated financial statements and footnotes were issued. In order to meet longer operating requirements, including as we continue to explore and pursue strategic alternatives, we will need additional capital resources. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our principal operating focus is currently on pursuing a range of strategic alternatives. We believe we have sufficient cash resources, net of costs which we estimate to incur in relation to such a transaction, to complete a strategic transaction. If we do not complete a strategic transaction, we may consider dissolving the Company and liquidating the assets. In that case, we believe that our cash resources are sufficient to satisfy estimated liabilities and costs of such a process. However, the achievement of a strategic transaction and the associated costs and timing thereof is uncertain and the time, cost and reserves which may be required to be held back for future claims is uncertain so our estimates may prove incorrect.
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

At-the-Market Equity Offering Program
We have engaged SVB Securities LLC as our agent to sell shares of our common stock from time to time through an at-the-market equity offering program. SVB Securities LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our shares of common stock sold. During the three months ended June 30, 2022, we did not sell any shares of common stock under this program. During the three months ended June 30, 2021, we sold approximately 0.2 million shares of our common stock for total proceeds of approximately $0.5 million, net of brokerage fees, under this program. As of June 30, 2022, we sold a total of approximately $30.4 million shares of our common stock for aggregate proceeds of approximately $92.0 million, net of brokerage fees, under and since the inception of this program.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Three Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(8,681)	$(12,652)
Net cash (used in) provided by investing activities	(277)	4,163
Net cash provided by financing activities	—	479
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and stock-based compensation expenses, as well as the effect of changes in working capital and other activities.
For the three months ended June 30, 2022, net cash used in operating activities was $8.7 million and was primarily attributable to a net loss of $8.4 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to net decreases in accrued expenses and accounts payable of $3.9 million, which were partially offset by a net decrease in prepaid expenses and other current assets of $2.4 million and a decrease in income tax receivable of $1.3 million.
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
Investing Activities
Cash used in investing activities was $0.3 million for the three months ended June 30, 2022, consisting of purchases of fixed assets. Cash provided by investing activities was $4.2 million for the three months ended June 30, 2021, consisting primarily of $4.3 million of cash proceeds from the sale of our long-term investment in Arvelle, partially offset by purchases of fixed assets.
Financing Activities
For the three months ended June 30, 2022, net cash provided by financing activities was zero. For the three months ended June 30, 2021, net cash provided by financing activities was approximately $0.5 million and consisted of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Securities LLC.
Contractual Obligations
Our contractual obligations did not materially change during the three months ended June 30, 2022 as compared to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2022.

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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of June 30, 2022, we had total cash and cash equivalents and restricted cash of $56.0 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.
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
We continue to evaluate all potential strategic options for the Company, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We have also incurred, and may continue to incur, additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders or make our company less attractive to potential strategic counterparties. Any delays in identifying a potential counterparty will cause our cash balance to continue to deplete, which could make us less attractive as a strategic counterparty. The continued review of our strategic options may also create continued uncertainty for our employees and this uncertainty has adversely affected, and may continue to adversely affect, our ability to retain key employees and to hire new talent necessary to maintain our ongoing operations or to execute additional potential strategic options, which could have a material adverse effect on our business. Further, the market capitalization of our company has from time to time fallen below the value of our cash and cash equivalents. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our remaining assets or company attributes.
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
There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, including if our Board determines that no potential transactions or counterparties would be in the best interests of our stockholders, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. Such timing is uncertain and depends on a variety of factors, some of which are not within our control. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.
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
Our prior clinical trials have been affected by the COVID-19 pandemic in the past, including emerging variant strains of the virus. Clinical trial progression, dosing, patient enrollment and related activities have been delayed due to concerns among patients about participating in clinical trials during a pandemic. Certain of our patients experienced difficulty following certain aspects of clinical trial protocols due to quarantines that impeded patient movement and interrupted healthcare services. For example, patients in our prior clinical trials for AXO-AAV-GM1 and AXO-AAV-GM2 were infants, often with advanced disease, who may not be able to safely participate in clinical trials for these product candidates during the COVID-19 pandemic or if they have not or are not eligible to receive COVID-19 vaccinations. Additionally, certain elderly patients in previous clinical trials were either unable to, or refused to, participate in clinical assessments at our research sites in the United Kingdom due to the COVID-19 pandemic.
While the potential future economic impact caused by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic (as well as the invasion of Ukraine by Russia and the related sanctions imposed against Russia) could result in significant and prolonged disruption of global financial markets, which has negatively impacted and may continue to reduce our ability to access capital, limiting the financial resources available to us. These impacts have also been caused by related effects of the COVID-19 pandemic, such as inflationary pressures and stock price volatility, particularly in the biotechnology and drug development sectors. In addition, macroeconomic uncertainty, economic recession or additional market corrections resulting from, among other things, the spread of COVID-19 could materially affect our business and the value of our common stock. These impacts may harm our ability to identify and consummate a strategic transaction on attractive terms or at all. In particular, many potential counterparties in any strategic transaction will require additional external financing to realize the benefits from such transaction, which efforts have been challenged by, and such financings may be difficult to execute as a result of, the foregoing factors.

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
In June 2022, we completed an organizational restructuring that significantly reduced our workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Due to our limited resources, we may not be able to effectively manage our operations or retain qualified personnel, which may result in weaknesses to our infrastructure and operations, risks that we may be unable to comply with legal and regulatory requirements, risks to our internal controls and disclosure controls, and loss of employees and reduced productivity among remaining employees. The loss of additional personnel may also negatively impact our ability to identify and consummate a strategic transaction.
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

In order to meet our long-term operating requirements, including following any strategic transaction, we will need, among other things, additional capital resources. We could use our available capital resources sooner than we currently expect. We continually assess multiple options to obtain additional funding to support our operations, including proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration arrangements, or other sources of capital. Sources of a sufficient amount of financing may not be available to us on favorable terms, if at all, and our ability to raise additional capital has been, and may continue to be, adversely impacted by, among other things, potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we or any potential strategic counterparties are unable to raise additional capital in sufficient amounts or on acceptable terms, we may not be able to successfully identify and consummate a strategic transaction or pursue the development of any future product candidate.
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
Risks Related to Our Intellectual Property
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
If we breach any license or collaboration agreements, it could have an adverse effect on our business.
Disputes may arise between us and any of these counterparties regarding rights that are subject to such agreements, including, but not limited to:
•the scope of rights and obligations under an agreement and other interpretation-related issues; and
•the effects of termination.
Any such dispute could have an adverse effect on our business. Any uncured, material breach under such agreements could result in liability for potential damages.
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
The continued listing standards of the Nasdaq Global Select Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. The bid price of our common stock has recently closed below the minimum $1.00 per share requirement and on March 16, 2022 we received a notification of noncompliance from Nasdaq. In accordance with Nasdaq’s listing rules, we will be afforded 180 calendar days to regain compliance with the bid price requirement, with a potential for an additional 180 calendar days at Nasdaq's discretion. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

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
•trading volume of our common stock;
•general economic, industry and market conditions, including macroeconomic uncertainty and effects of inflation; and
•the other factors described in this "Risk Factors" section.
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
Although our common stock is listed on Nasdaq, we cannot assure you that an active trading market for our common stock will be sustained. In addition, as a result of Roivant Sciences Ltd. ("RSL") owning approximately 25.1% of our shares of common stock outstanding as of August 9, 2022, trading in our common stock may be less liquid than the stock of companies with broader public ownership. If an active market for our common stock is not sustained, you may not be able to sell your stock quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
RSL owns a significant percentage of our shares of common stock and is able to exert significant control over matters subject to stockholder approval.
Based on shares of our common stock outstanding as of August 9, 2022, RSL beneficially owns approximately 25.1% of the voting power of our outstanding shares of common stock and has the ability to substantially influence us through this ownership position. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In 2020, RSL closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. ("Sumitomo") that includes a grant to Sumitomo of a right of first refusal with respect to our shares of common stock held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other stockholders, and could impact our ability to undertake certain corporate transactions. RSL recently became a publicly-traded corporation. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence our decisions.

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
As of August 9, 2022, 18,577,380 of our outstanding shares of common stock, representing 25.1% of our shares of common stock, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common stock, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common stock, it could negatively affect our stock price. Such a decrease in our stock price could also in turn impair our ability to raise capital through the sale of additional equity securities.

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
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered shares of common stock or preferred stock, debt securities and warrants. We have also entered into a sales agreement with SVB Securities LLC to sell shares of common stock from time to time through an at-the-market equity offering program with an aggregate offering price of up to approximately $35.1 million remaining available to be sold as of August 9, 2022. To the extent we issue new shares of common stock as a result of needing additional capital, such stock could constitute a material portion of our then outstanding shares of common stock and cause dilution to our existing stockholders.
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

SIO GENE THERAPIES INC.

		By:	/s/ David Nassif
Date:	August 11, 2022	Name:	David Nassif
		Title:	Chief Executive Officer; Chief Financial Officer; Chief Accounting Officer and General Counsel
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)