Form 10-Q
period 2022-09-30
Sio Gene Therapies Inc.
filed 2022-11-10
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37418

Sio Gene Therapies Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3863315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Broadway, 12th Floor, New York, NY	10036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (646) 677-6770

130 West 42nd St., 26th Floor New York NY 10036
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common stock, $0.00001 par value per share, on November 8, 2022, was 73,975,196.

SIO GENE THERAPIES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
SIO GENE THERAPIES INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$49,865	$63,729
Restricted cash	1,184	1,184
Prepaid expenses and other current assets	2,335	5,214
Income tax receivable	355	1,609
Total current assets	53,739	71,736
Operating lease right-of-use assets	7	2,444
Property and equipment, net	—	900
Total assets	$53,746	$75,080
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,963	$3,984
Accrued expenses	2,867	8,232
Current portion of operating lease liabilities	4	786
Total current liabilities	4,834	13,002
Operating lease liabilities, net of current portion	—	1,730
Total liabilities	4,834	14,732
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized, 73,975,196 and 73,739,378 issued and outstanding at September 30, 2022 and March 31, 2022, respectively	1	1
Additional paid-in capital	923,022	922,966
Accumulated deficit	(874,442)	(862,956)
Accumulated other comprehensive income	331	337
Total stockholders’ equity	48,912	60,348
Total liabilities and stockholders’ equity	$53,746	$75,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development expenses
(includes stock-based compensation (benefit) expense of $(8) and $489 for the three months ended September 30, 2022 and 2021 and $(409) and $921 for the six months ended September 30, 2022 and 2021, respectively)	$336	$11,448	$5,878	$19,506
General and administrative expenses
(includes stock-based compensation expense of $223 and $6,809 for the three months ended September 30, 2022 and 2021 and $465 and $7,698 for the six months ended September 30, 2022 and 2021, respectively)	2,941	9,748	5,933	13,607
Total operating expenses	3,277	21,196	11,811	33,113
Other (income) expenses:
Other (income) expense, net	(197)	41	(321)	22
Loss before income tax benefit	(3,080)	(21,237)	(11,490)	(33,135)
Income tax benefit	—	—	(4)	(28)
Net loss	$(3,080)	$(21,237)	$(11,486)	$(33,107)
Net loss per share of common stock — basic and diluted	$(0.04)	$(0.29)	$(0.16)	$(0.45)
Weighted-average shares of common stock outstanding — basic and diluted	73,975,196	72,941,507	73,870,818	72,901,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(3,080)	$(21,237)	$(11,486)	$(33,107)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2)	—	(6)	2
Total other comprehensive (loss) income	(2)	—	(6)	2
Comprehensive loss	$(3,082)	$(21,237)	$(11,492)	$(33,105)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2021	69,377,567	$1	$914,100	$(791,069)	$335	$123,367
Shares issued upon settlement of restricted stock units	82,542	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.0 million	179,400	—	479	—	—	479
Stock-based compensation expense	—	—	1,321	—	—	1,321
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(11,870)	—	(11,870)
Balance at June 30, 2021	69,639,509	$1	$915,900	$(802,939)	$337	$113,299
Shares issued for restricted stock units	—	—		—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.7 million	—	—	—	—	—	—
Shares issued upon exercise of pre-funded warrants	3,301,998					—
Stock-based compensation expense	—	—	7,298	—	—	7,298
Capital contribution received from Roivant Sciences, Inc.	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(21,237)	—	(21,237)
Balance at September 30, 2021	72,941,507	$1	$923,198	$(824,176)	$337	$99,360

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2022	73,739,378	$1	$922,966	$(862,956)	$337	$60,348
Shares issued upon settlement of restricted stock units	235,818	—	—	—	—	—
Stock-based compensation benefit	—	—	(159)	—	—	(159)
Foreign currency translation adjustment	—	—	—	—	(4)	(4)
Net loss	—	—	—	(8,406)	—	(8,406)
Balance at June 30, 2022	73,975,196	$1	$922,807	$(871,362)	$333	$51,779
Shares issued upon settlement of restricted stock units	—	—	—	—	—	—
Stock-based compensation expense	—	—	215	—	—	215
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Net loss	—	—	—	(3,080)	—	(3,080)
Balance at September 30, 2022	73,975,196	$1	$923,022	$(874,442)	$331	$48,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,486)	$(33,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expenses	2,437	100
Stock-based compensation expense	56	8,619
Depreciation and non-cash amortization	137	122
Change in operating lease liabilities	(2,512)	(109)
Other	857	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,879	3,027
Income tax receivable	1,254	(77)
Accounts payable	(2,021)	1,332
Accrued expenses	(5,365)	(1,830)
Net cash used in operating activities	(13,764)	(21,919)
Cash flows from investing activities:
Cash proceeds from sale of long-term investment	—	4,343
Cash proceeds from sale of property and equipment	190	—
Purchases of property and equipment	(290)	(194)
Net cash (used in) provided by investing activities	(100)	4,149
Cash flows from financing activities:
Cash proceeds from issuance of shares of common stock, net of issuance costs	—	479
Net cash provided by financing activities	—	479
Net change in cash and cash equivalents, restricted cash and long-term restricted cash	(13,864)	(17,291)
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of period	64,913	120,170
Total cash and cash equivalents, restricted cash and long-term restricted cash—end of period	$51,049	$102,879
Cash and cash equivalents —beginning of period	63,729	118,986
Restricted cash included in current assets—beginning of period	1,184	—
Restricted cash included in long-term assets—beginning of period	—	1,184
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of period	$64,913	$120,170
Cash and cash equivalents—end of period	49,865	101,695
Restricted cash included in current assets—end of period	1,184	1,184
Total cash and cash equivalents and restricted cash—end of period	$51,049	$102,879

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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the "Annual Report"), filed with the SEC on June 14, 2022. The unaudited condensed consolidated balance sheet at March 31, 2022 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and six-months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending March 31, 2023, for any other interim period, or for any other future year.
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
As a result of agreements reached during the six months ended September 30, 2022 for the early termination of lease agreements for an office facility in New York, New York and for a research and development facility and related office space in Durham, North Carolina, the associated balances of operating lease right-of-use assets and operating lease liabilities on the Company's condensed consolidated balance sheet were significantly reduced.
There have been no significant changes, other than those mentioned in the preceding paragraph, in the Company’s accounting policies from those disclosed in its Annual Report.

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
For the six months ended September 30, 2022 and the fiscal year ended March 31, 2022, the Company incurred net losses of $11.5 million and $71.9 million, respectively. As of September 30, 2022, the Company’s cash and cash equivalents totaled $49.9 million and its accumulated deficit was $874.4 million. The Company estimates that its current cash and cash equivalents balance is sufficient to support operations beyond the twelve month period following the date that these unaudited condensed consolidated financial statements were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.
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
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of September 30, 2022 and through the date of issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

(D) Net Loss per Share of Common Stock:
Basic net loss per share of common stock is computed by dividing the net loss applicable to shareholders of common stock by the weighted-average number of shares of common stock and 3,301,998 pre-funded warrants (see Note 6(B)) outstanding during the period, without further consideration for potentially dilutive securities. The pre-funded warrants were fully exercised in July 2021 (See Note 6(B)). In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants were included in the computation of basic net loss per share because the exercise price was negligible and they were fully vested and exercisable at any time after the original issuance date. Diluted net loss per share of common stock is computed by dividing the net loss applicable to shareholders of common stock by the diluted weighted-average number of shares of common stock outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per share of common stock and diluted net loss per share of common stock are equivalent. Potentially dilutive shares of common stock have been excluded from the diluted net loss per share of common stock computations in all periods presented because such securities have an anti-dilutive effect on net loss per share of common stock due to the Company’s net loss. Restricted Stock Units ("RSUs") and stock options outstanding for a total of 1.9 million and 5.5 million shares of common stock were not included in the calculation of diluted weighted-average shares of common stock outstanding for the three and six-months ended September 30, 2022 and September 30, 2021, respectively, because they were anti-dilutive given the net loss of the Company.
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
The Company’s financial instruments include cash and cash equivalents and restricted cash. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities, and restricted cash consists of interest-bearing deposits denominated in the U.S. dollar. Cash and restricted cash are stated at their historical carrying amounts, which approximate fair value due to their short-term nature. The carrying values of the Company's money market fund included in cash and cash equivalents of $47.0 million and $61.0 million at September 30, 2022 and March 31, 2022, respectively, approximated their fair values, which are based on quoted prices in active markets for identical securities.

The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at September 30, 2022 and March 31, 2022 in determining such values (in thousands):

	As of September 30, 2022				As of March 31, 2022
	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$47,012	$47,012	$—	$—	$61,000	$61,000	$—	$—
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
Note 3—License and Collaboration Agreements
(A) The University of Massachusetts Medical School Exclusive License Agreement:
In December 2018, the Company entered into an exclusive license agreement (the "UMMS Agreement") with the University of Massachusetts Medical School ("UMMS"), pursuant to which the Company received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively. In April 2022, the Company provided notice of termination of the UMMS Agreement to UMMS, which termination became effective August 31, 2022. The Company incurred a total of $(1.2) million and $2.1 million of program-specific costs related to its AXO-AAV-GM1 and AXO-AAV-GM2 programs within research and development expenses in its unaudited condensed consolidated statements of operations during the three and six-months ended September 30, 2022, respectively, and $6.9 million and $10.3 million during the three and six-months ended September 30, 2021, respectively. The Company paid a total of $0 and $0.2 million to UMMS during the three and six-months ended September 30, 2022, respectively, and $0.3 million and $1.9 million during the three and six-months ended September 30, 2021, respectively.
(B) Oxford Biomedica License Agreement:
In June 2018, the Company entered into an exclusive license agreement (the "Oxford Agreement") with Oxford Biomedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. In February 2022, the Company provided notice of termination of the Oxford Agreement to Oxford, which termination became effective June 30, 2022. The Company incurred $37 thousand and $0.1 million of AXO-Lenti-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations during the three and six-months ended September 30, 2022 and $0.5 million and $1.0 million during the three and six-months ended September 30, 2021, respectively. The Company paid Oxford a total of $0 and $0.6 million during the three and six-months ended September 30, 2022, respectively, and $0 and $22 thousand during the three and six-months ended September 30, 2021, respectively.

Note 4—Investment in Arvelle Therapeutics B.V.
In February 2021, the Company sold its investment of 8.1 million shares of nonredeemable preferred stock (the "Arvelle Shares") of Arvelle Therapeutics B.V. ("Arvelle") to a third party as part of that third party's cash acquisition of all of the outstanding equity of Arvelle. In exchange, the Company received an upfront payment of approximately $11.6 million, in addition to a future payment to be received of approximately $1.2 million that is being held in escrow and that is recorded as restricted cash in the Company's unaudited condensed consolidated balance sheet at September 30, 2022, as well as the right to receive up to an additional total of $7.0 million in potential future regulatory and sales milestone payments (collectively, the "Arvelle Sale"). The Company originally purchased its Arvelle Shares in February 2019 and May 2020 in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by the Company to Arvelle. The Company recorded a net gain of approximately $4.7 million to other non-operating income in the Company's consolidated statement of operations upon the closing of the Arvelle Sale in February 2021, as well as a gain of approximately $4.3 million recorded to other non-operating income in the Company's consolidated statement of operations and to receivable from sale of long-term investment in its consolidated balance sheet upon the achievement of a regulatory milestone in March 2021 that was collected during the three months ended June 30, 2021.
Note 5—Accrued Expenses
As of September 30, 2022, and March 31, 2022, accrued expenses consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Research and development expenses	$1,153	$4,392
Bonuses and other compensation expenses	475	2,113
Other expenses	740	958
Income and other tax expenses	499	769
Total accrued expenses	$2,867	$8,232
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
The Company has engaged SVB Securities LLC as its agent to sell shares of the Company's common stock from time to time through an at-the-market equity offering program. SVB Securities LLC receives compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common stock sold. During the six months ended September 30, 2022, the Company did not sell any shares of its common stock under this program. During the six months ended September 30, 2021, the Company sold approximately 0.2 million shares of its common stock for total proceeds of approximately $0.5 million, net of brokerage fees, under this program. As of September 30, 2022, the Company had sold a total of approximately $30.4 million shares of its common stock for aggregate proceeds of approximately $92.0 million, net of brokerage fees, under and since the inception of this program.

Note 7—Stock-Based Compensation
(A) Amended and Restated 2015 Equity Incentive Plan:
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was (i) amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017, (ii) further amended and restated in October 2020 by its Board of Directors, and (iii) further amended and restated in August 2021 by its Board of Directors and became effective upon stockholder approval in September 2021 (the "2015 Plan"). In April 2022 and April 2021, the number of shares of common stock authorized for issuance under the 2015 Plan increased automatically by 2.9 million and 2.8 million, respectively, in accordance with the terms of the 2015 Plan. Upon amendment and restatement by the Company's Board of Directors and stockholder approval of the 2015 Plan in August 2021 and September 2021, respectively, the number of shares of common stock authorized for issuance under the 2015 Plan increased by 5.0 million. At September 30, 2022, totals of 16.3 million shares of common stock were authorized for issuance and 13.4 million shares of common stock were available for future issuance under the 2015 Plan.
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
The Company did not grant any stock options during the six months ended September 30, 2022. During the six months ended September 30, 2021, the Company granted options to purchase a total of 1.6 million shares of its common stock, with a weighted-average exercise price of $2.47 and estimated grant date fair value of $3.3 million under the 2015 Plan. There were no options with market-based performance conditions granted during the six months ended September 30, 2022 and September 30, 2021 under the 2015 Plan. At September 30, 2022, options to purchase a total of 1.1 million shares of common stock were outstanding under the 2015 Plan with a weighted-average exercise price of $8.69 per share, including options with market-based performance conditions to purchase 0.1 million shares of common stock at a weighted average exercise price of $6.42 per share. At September 30, 2022, vested options to purchase a total of 0.8 million shares of common stock were outstanding under the 2015 Plan, with no options with market-based performance conditions vested and outstanding. During the six months ended September 30, 2022 and September 30, 2021, the total grant date fair values of stock options that vested under the 2015 Plan were $0.8 million and $1.5 million, respectively.
(C) Restricted Stock Units:
RSUs granted during the six months ended September 30, 2022 and September 30, 2021 vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service. Of the total number of RSUs granted in September 2019 representing approximately 0.3 million shares of the Company's common stock, one-half vested on January 31, 2020 and the remaining one-half vested on July 31, 2020, subject to continuing service. The Company did not grant any RSUs during the six months ended September 30, 2022. During the six months ended September 30, 2021, the Company granted RSUs for a total of 1.2 million shares of common stock, with an aggregate grant date fair value of $3.1 million to its employees under the 2015 Plan. At September 30, 2022, RSUs for approximately 0.8 million shares of common stock were outstanding, of which approximately 39 thousand were vested. During the six months ended September 30, 2022 and September 30, 2021, the total grant date fair values of RSUs that vested under the 2015 Plan were $0.7 million and $0.9 million, respectively.

(D) Stock-based Compensation Expense:
The Company recorded total stock-based compensation expense of $0.2 million and $56 thousand for the three and six- months ended September 30, 2022 and $1.4 million and $2.7 million for the three and six-months ended September 30, 2021, respectively, related to options and RSUs granted to its employees and directors, excluding stock-based compensation expense allocated to the Company from RSL (see Note 7(E)). The stock-based compensation expense was included in research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. At September 30, 2022, total unrecognized compensation expense for unvested outstanding option and RSU equity awards of the Company's common stock granted to its employees and directors under the 2015 Plan was $1.1 million, which is expected to be recognized over the remaining weighted-average service period of 1.69 years.
(E) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options for which stock-based compensation expense is allocated to the Company from RSL. The Company recorded no such total allocated stock-based compensation expense in the three and six-months ended September 30, 2022, and $5.9 million and $5.9 million during the three and six-months ended September 30, 2021, respectively.
Note 8—Commitments and Contingencies
Certain of the Company's agreements could require final payments to the counterparty as a result of the recent termination of its licenses and clinical trials.

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
•the effects of the COVID-19 pandemic on our business and operations; and
•our ability to operate our business and effectively explore and pursue potential strategic alternatives under evolving and uncertain macroeconomic conditions, such as high inflation and a recessionary environment;
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

Overview
Until recently, we were a clinical-stage company focused on developing gene therapies to treat neurodegenerative diseases: AXO-AAV-GM1 for the treatment of GM1 gangliosidosis, AXO-AAV-GM2 for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) and AXO-Lenti-PD for the treatment of Parkinson’s disease. During this year, we wound down these programs and are continuing research and development efforts on one pre-clinical program.
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
In December 2018, we entered into the UMMS Agreement with UMMS pursuant to which we received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease). In April 2022, we provided notice to UMMS to terminate the UMMS Agreement, which termination became effective August 31, 2022. These two programs have been wound down; we are negotiating final payments to certain program vendors.
In parallel with our decision to terminate the AXO-AAV-GM1 and -GM2 programs, in April 2022, our board of directors approved and we announced the strategic decision to explore and review a range of strategic alternatives focused on maximizing stockholder value from our existing cash and cash equivalents, including a potential sale, merger, business combination or similar transaction. In connection with these actions, and as approved by our board of directors, we began implementing a significant headcount reduction, which concluded in August 2022.
While we continue to conduct one pre-clinical research and development program, we are devoting substantial time and resources to exploring strategic alternatives. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distribution to our stockholders. If a strategic transaction is not completed, including if our board of directors determines that no potential transactions or counterparties would be in the best interests of our stockholders, our board of directors may decide to pursue a dissolution and liquidation. In addition, certain of our agreements could require final payments to the counterparty as a result of the recent termination of our licenses and clinical trials.

COVID-19 Business Update
We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and operations as well as measures and guidance from governmental authorities.
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
Research and Development Expense
Since our inception, our operations have historically been focused primarily on organizing and staffing our company, raising capital, and acquiring, preparing for and advancing our product candidates into clinical development. Until recently, our research and development expenses included program-specific costs, as well as unallocated internal costs, such as the following:
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
Our research and development expenses are expected to decrease substantially in the near term as they are concentrated on one preclinical program.
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

Results of Operations for the Three and Six-Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three and six-months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development expenses
(includes stock-based compensation (benefit) expense of $(8) and $489 for the three months ended September 30, 2022 and 2021 and $(409) and $921 for the six months ended September 30, 2022 and 2021, respectively)	$336	$11,448	$(11,112)	$5,878	$19,506	$(13,628)
General and administrative expenses
(includes stock-based compensation expense of $223 and $6,809 for the three months ended September 30, 2022 and 2021 and $465 and $7,698 for the six months ended September 30, 2022 and 2021, respectively)	2,941	9,748	(6,807)	5,933	13,607	(7,674)
Total operating expenses	3,277	21,196	(17,919)	11,811	33,113	(21,302)
Other expense, net	(197)	41	(238)	(321)	22	(343)
Loss before income tax benefit	(3,080)	(21,237)	18,157	(11,490)	(33,135)	21,645
Income tax benefit	—	—	—	(4)	(28)	24
Net loss	$(3,080)	$(21,237)	$18,157	$(11,486)	$(33,107)	$21,621
Research and Development Expenses
Our research and development expenses during the three and six-months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Program-specific costs	$(1,198)	$7,381	$(8,579)	$2,286	$11,357	$(9,071)

Unallocated internal costs:
Personnel-related	134	2,163	(2,029)	1,676	4,663	(2,987)
Stock-based compensation expense	(8)	489	(497)	(409)	921	(1,330)
Other	1,408	1,415	(7)	2,325	2,565	(240)
Total research and development expenses	$336	$11,448	$(11,112)	$5,878	$19,506	$(13,628)
Research and development expenses were $0.3 million for the three months ended September 30, 2022 and $11.4 million for the three months ended September 30, 2021. The $11.1 million decrease was primarily related to decreases in:
(i) program-specific costs relating to our prior AXO-Lenti-PD and AXO-AAV-GM1 and AXO-AAV-GM2 programs, which decreased $8.6 million as we wound down our clinical-stage programs subsequent to our termination of the Oxford Agreement and the UMMS Agreement; and
(ii) unallocated internal costs, which decreased $2.5 million primarily due to reductions in personnel-related costs after announcing the discontinuation of our clinical-stage programs and initiating a significant reduction in workforce in April 2022. Other costs incurred during the three months ended September 30, 2022 included $0.7 million related to the early termination of the laboratory space lease in Durham, North Carolina and $0.6 million of losses on sales of equipment and furniture related to the termination of that lease.

Program-specific costs were $(1.2) million during the three months ended September 30, 2022 primarily due to adjustments required to reverse accruals made prior to the winding down of our clinical-stage programs.

Research and development expenses were $5.9 million for the six months ended September 30, 2022 and $19.5 million for the six months ended September 30, 2021. The $13.6 million decrease was primarily related to decreases in:

(i) program-specific costs relating to our prior AXO-Lenti-PD and AXO-AAV-GM1 and AXO-AAV-GM2 programs, which decreased $9.1 million as we wound down our clinical-stage programs subsequent to our termination of the Oxford Agreement and the UMMS Agreement; and
(ii) unallocated internal costs, which decreased $4.6 million primarily due to reductions in personnel-related costs after announcing the discontinuation of our clinical-stage programs and initiating a significant reduction in workforce in April 2022. Personnel-related costs incurred during the six months ended September 30, 2022 included $0.7 million of severance expense. Other costs incurred during the six months ended September 30, 2022 included $0.7 million related to the early termination of the laboratory space lease in Durham, North Carolina and $0.6 million of losses on sales of equipment and furniture related to the termination of that lease. Further, stock-based compensation expense incurred during the six months ended September 30, 2022 benifited from the reversal of $0.4 million from prior periods resulting from the workforce reduction.

General and Administrative Expenses
General and administrative expenses were $2.9 million for the three months ended September 30, 2022 and $9.7 million for the three months ended September 30, 2021. The decrease of $6.8 million was primarily due to decreases of $6.6 million in stock-based compensation expense, $5.9 million of which results from prior year expense associated with RSL equity instruments held by our former Chief Executive Officer, and $0.6 million in personnel-related expenses related to the workforce reduction that commenced in April 2022.
General and administrative expenses were $5.9 million for the six months ended September 30, 2022 and $13.6 million for the six months ended September 30, 2021. The decrease of $7.7 million was primarily due to a decrease of $7.2 million in stock-based compensation expense, $5.9 million of which results from prior year expense associated with RSL equity instruments held by our former Chief Executive Officer, and a decrease of $1.1 million in personnel-related expenses.
Other (Income) Expense, net

Other (income) expense, net was $(0.2) million and $41 thousand for the three months ended September 30, 2022 and 2021, respectively. Other income, net for the three months ended September 30, 2022 consisted primarily of $0.2 million of interest income. Other expense, net for the three months ended September 30, 2021 consisted primarily of foreign exchange losses and interest expense, partially offset by interest income.

Other (income) expense, net was $(0.3) million and $22 thousand for the six months ended September 30, 2022 and 2021, respectively. Other income, net for the six months ended September 30, 2022 consisted primarily of $0.3 million of interest income. Other expense, net for the six months ended September 30, 2021 consisted primarily of foreign exchange losses and interest expense, partially offset by interest income.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common stock and pre-funded warrants, as well as borrowings under our credit facilities. As of September 30, 2022, we had $49.9 million of cash and cash equivalents available to us.
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

For the six months ended September 30, 2022 and the fiscal year ended March 31, 2022, we incurred net losses of $11.5 million and $71.9 million, respectively. As of September 30, 2022, our cash and cash equivalents totaled $49.9 million and our accumulated deficit was $874.4 million. We expect that our existing cash and cash equivalents of $49.9 million at September 30, 2022 will enable us to fund our current operating plan beyond the twelve-month period following the date that the accompanying unaudited condensed consolidated financial statements and footnotes were issued. In order to meet longer operating requirements, including as we continue to explore and pursue strategic alternatives, we will need additional capital resources. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our principal operating focus is currently on pursuing a range of strategic alternatives. We believe we have sufficient cash resources, net of costs which we estimate to incur in relation to such a transaction, to complete a strategic transaction. If we do not complete a strategic transaction, we may consider dissolving the Company and liquidating the assets. In that case, we believe that our cash resources are sufficient to satisfy estimated liabilities and costs of such a process. However, the achievement of a strategic transaction and the associated costs and timing thereof is uncertain and the time, cost and reserves which may be required to be held back for future claims is uncertain so our estimates may prove incorrect.
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
At-the-Market Equity Offering Program

We have engaged SVB Securities LLC as our agent to sell shares of our common stock from time to time through an at-the-market equity offering program. SVB Securities LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our shares of common stock sold. During the six months ended September 30, 2022, we did not sell any shares of common stock under this program. During the six months ended September 30, 2021, we sold approximately 0.2 million shares of our common stock for total proceeds of approximately $0.5 million, net of brokerage fees, under this program. As of September 30, 2022, we sold a total of approximately $30.4 million shares of our common stock for aggregate proceeds of approximately $92.0 million, net of brokerage fees, under and since the inception of this program.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Six Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(13,764)	$(21,919)
Net cash (used in) provided by investing activities	(100)	4,149
Net cash provided by financing activities	—	479
Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and stock-based compensation expenses, as well as the effect of changes in working capital and other activities.

For the six months ended September 30, 2022, net cash used in operating activities was $13.8 million and was primarily attributable to a net loss of $11.5 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to net decreases in accrued expenses and accounts payable of $7.4 million, which were partially offset by a net decrease in prepaid expenses and other current assets of $2.9 million, a decrease in income tax receivable of $1.3 million and the disposal of $0.9 million of fixed assets.
For the six months ended September 30, 2021, net cash used in operating activities was $21.9 million and was primarily attributable to a net loss of $33.1 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to net decreases in accrued expenses and accounts payable of $0.5 million, which were partially offset by $8.6 million of non-cash stock-based compensation expense and a net decrease in prepaid expenses and other current assets of $3.0 million.
Investing Activities
Cash used in investing activities was $0.1 million for the six months ended September 30, 2022, consisting of $0.3 million of purchases of fixed assets, partially offset by proceeds of $0.2 million from dispositions of fixed assets. Net cash provided by investing activities was $4.1 million for the six months ended September 30, 2021, consisting primarily of $4.3 million of cash proceeds from the sale of our long-term investment in Arvelle, partially offset by purchases of fixed assets.
Financing Activities
For the six months ended September 30, 2022, net cash provided by financing activities was zero. For the six months ended September 30, 2021, net cash provided by financing activities was $0.5 million and consisted of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Securities LLC.
Contractual Obligations
As of September 30, 2022, our real property lease obligations have been reduced to zero as a result of agreements reached during the six months ended September 30, 2022 for the early termination of lease agreements for an office facility in New York, New York and for a research and development facility and related office space in Durham, North Carolina.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of September 30, 2022, we had total cash and cash equivalents and restricted cash of $51.0 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level.
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
Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. If we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
The continued listing standards of the Nasdaq Global Select Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. The bid price of our common stock has recently closed below the minimum $1.00 per share requirement and on March 16, 2022 we received a notification of noncompliance from Nasdaq. In accordance with Nasdaq’s listing rules, we were afforded 180 calendar days to regain compliance with the bid price requirement. In September 2022, we requested and received an additional 180-day extension to regain compliance with the bid price requirement. In order to regain compliance with the bid price requirement., the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

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
Although our common stock is listed on Nasdaq, we cannot assure you that an active trading market for our common stock will be sustained. In addition, as a result of Roivant Sciences Ltd. ("RSL") owning approximately 25.1% of our shares of common stock outstanding as of November 8, 2022, trading in our common stock may be less liquid than the stock of companies with broader public ownership. If an active market for our common stock is not sustained, you may not be able to sell your stock quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
RSL owns a significant percentage of our shares of common stock and is able to exert significant control over matters subject to stockholder approval.
Based on shares of our common stock outstanding as of November 8, 2022, RSL beneficially owns approximately 25.1% of the voting power of our outstanding shares of common stock and has the ability to substantially influence us through this ownership position. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and RSL may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In 2020, RSL closed a transaction with Sumitomo Dainippon Pharma Co., Ltd. ("Sumitomo") that includes a grant to Sumitomo of a right of first refusal with respect to our shares of common stock held by RSL, which could result in RSL taking actions that may not coincide with our corporate interests or the interests of other stockholders, and could impact our ability to undertake certain corporate transactions. RSL recently became a publicly-traded corporation. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. So long as RSL continues to own a significant amount of our equity, RSL will continue to be able to strongly influence our decisions.

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
As of November 8, 2022, 18,577,380 of our outstanding shares of common stock, representing 25.1% of our shares of common stock, were held by RSL. If RSL, or any of our executive officers or directors, were to sell our common stock, or if the market perceived that RSL or any of our executive officers or directors intend to sell our common stock, it could negatively affect our stock price. Such a decrease in our stock price could also in turn impair our ability to raise capital through the sale of additional equity securities.

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
In addition, we have filed a "shelf" registration statement on Form S-3 under the Securities Act, allowing us, from time to time, to offer up to $750 million of any combination of registered shares of common stock or preferred stock, debt securities and warrants. We have also entered into a sales agreement with SVB Securities LLC to sell shares of common stock from time to time through an at-the-market equity offering program with an aggregate offering price of up to approximately $35.1 million remaining available to be sold as of November 8, 2022. To the extent we issue new shares of common stock as a result of needing additional capital, such stock could constitute a material portion of our then outstanding shares of common stock and cause dilution to our existing stockholders.
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

SIO GENE THERAPIES INC.

		By:	/s/ David Nassif
Date:	November 10, 2022	Name:	David Nassif
		Title:	Chief Executive Officer; Chief Financial Officer; Chief Accounting Officer and General Counsel
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)