Form 10-Q
period 2022-12-31
Sio Gene Therapies Inc.
filed 2023-02-14
CIK 1636050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common stock, $0.00001 par value per share, on February 10, 2023, was 73,975,196.

SIO GENE THERAPIES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2022

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)
SIO GENE THERAPIES INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$46,127	$63,729
Restricted cash	—	1,184
Prepaid expenses and other current assets	789	5,214
Income tax receivable	356	1,609
Total current assets	47,272	71,736
Operating lease right-of-use assets	—	2,444
Property and equipment, net	—	900
Total assets	$47,272	$75,080
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$201	$3,984
Accrued expenses	1,951	8,232
Current portion of operating lease liabilities	—	786
Total current liabilities	2,152	13,002
Operating lease liabilities, net of current portion	—	1,730
Total liabilities	2,152	14,732
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized, 73,975,196 and 73,739,378 issued and outstanding at December 31, 2022 and March 31, 2022, respectively	1	1
Additional paid-in capital	923,249	922,966
Accumulated deficit	(878,461)	(862,956)
Accumulated other comprehensive income	331	337
Total stockholders’ equity	45,120	60,348
Total liabilities and stockholders’ equity	$47,272	$75,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating expenses:
Research and development expenses
(includes stock-based compensation expense (benefit) of $0 and $130 for the three months ended December 31, 2022 and 2021 and $(409) and $1,051 for the nine months ended December 31, 2022 and 2021, respectively)	$1,883	$21,287	$7,761	$40,793
General and administrative expenses
(includes stock-based compensation expense of $227 and $1,268 for the three months ended December 31, 2022 and 2021 and $692 and $8,966 for the nine months ended December 31, 2022 and 2021, respectively)	2,600	4,086	8,533	17,693
Total operating expenses	4,483	25,373	16,294	58,486
Other (income) expenses:
Other (income) expense, net	(464)	83	(785)	105
Loss before income tax benefit	(4,019)	(25,456)	(15,509)	(58,591)
Income tax benefit	—	—	(4)	(28)
Net loss	$(4,019)	$(25,456)	$(15,505)	$(58,563)
Net loss per share of common stock — basic and diluted	$(0.05)	$(0.35)	$(0.21)	$(0.80)
Weighted-average shares of common stock outstanding — basic and diluted	73,975,196	73,335,279	73,905,737	73,046,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(4,019)	$(25,456)	$(15,505)	$(58,563)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	1	(6)	3
Total other comprehensive (loss) income	—	1	(6)	3
Comprehensive loss	$(4,019)	$(25,455)	$(15,511)	$(58,560)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2021	69,377,567	$1	$914,100	$(791,069)	$335	$123,367
Shares issued upon settlement of restricted stock units	82,542	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.0 million	179,400	—	479	—	—	479
Stock-based compensation expense	—	—	1,321	—	—	1,321
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(11,870)	—	(11,870)
Balance at June 30, 2021	69,639,509	$1	$915,900	$(802,939)	$337	$113,299
Shares issued upon exercise of pre-funded warrants	3,301,998					—
Stock-based compensation expense	—	—	7,298	—	—	7,298
Net loss	—	—	—	(21,237)	—	(21,237)
Balance at September 30, 2021	72,941,507	$1	$923,198	$(824,176)	$337	$99,360
Shares issued for restricted stock units	195,558	—	—	—	—	—
Shares sold in connection with at-the-market offering, net of brokerage fees and offering expenses of $0.2 million	560,045	—	962	—	—	962
Stock-based compensation expense	—	—	1,398	—	—	1,398
Foreign currency translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(25,456)	—	(25,456)
Balance at December 31, 2021	73,697,110	$1	$925,558	$(849,632)	$338	$76,265

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount
Balance at March 31, 2022	73,739,378	$1	$922,966	$(862,956)	$337	$60,348
Shares issued upon settlement of restricted stock units	235,818	—	—	—	—	—
Stock-based compensation benefit	—	—	(159)	—	—	(159)
Foreign currency translation adjustment	—	—	—	—	(4)	(4)
Net loss	—	—	—	(8,406)	—	(8,406)
Balance at June 30, 2022	73,975,196	$1	$922,807	$(871,362)	$333	$51,779
Stock-based compensation expense	—	—	215	—	—	215
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Net loss	—	—	—	(3,080)	—	(3,080)
Balance at September 30, 2022	73,975,196	$1	$923,022	$(874,442)	$331	$48,912
Stock-based compensation expense	—	—	227	—	—	227
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(4,019)	—	(4,019)
Balance at December 31, 2022	73,975,196	$1	$923,249	$(878,461)	$331	$45,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIO GENE THERAPIES INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,505)	$(58,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expenses	2,444	229
Stock-based compensation expense	283	10,017
Depreciation and non-cash amortization	137	187
Change in operating lease liabilities	(2,516)	(265)
Other	857	7
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,425	2,104
Income tax receivable	1,253	(76)
Accounts payable	(3,783)	5,270
Accrued expenses	(6,281)	(1,434)
Net cash used in operating activities	(18,686)	(42,524)
Cash flows from investing activities:
Cash proceeds from sale of long-term investment	—	4,343
Cash proceeds from sale of property and equipment	190	—
Purchases of property and equipment	(290)	(336)
Net cash (used in) provided by investing activities	(100)	4,007
Cash flows from financing activities:
Cash proceeds from issuance of shares of common stock, net of issuance costs	—	1,441
Net cash provided by financing activities	—	1,441
Net change in cash and cash equivalents, restricted cash and long-term restricted cash	(18,786)	(37,076)
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of period	64,913	120,170
Total cash and cash equivalents, restricted cash and long-term restricted cash—end of period	$46,127	$83,094
Cash and cash equivalents —beginning of period	63,729	118,986
Restricted cash included in current assets—beginning of period	1,184	—
Restricted cash included in long-term assets—beginning of period	—	1,184
Total cash and cash equivalents, restricted cash and long-term restricted cash—beginning of period	$64,913	$120,170
Cash and cash equivalents—end of period	46,127	81,910
Restricted cash included in current assets—end of period	—	1,184
Total cash and cash equivalents and restricted cash—end of period	$46,127	$83,094

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
During calendar 2022, the Company began pursuing strategic alternatives. After extensively evaluating the Company's strategic options, in December 2022, the Board of Directors unanimously concluded that it would be in the best interests of the Company and its stockholders to liquidate and dissolve the Company (the “Dissolution”).

Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation:
The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the "Annual Report"), filed with the SEC on June 14, 2022. The unaudited condensed consolidated balance sheet at March 31, 2022 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented have been included. Operating results for the three and nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending March 31, 2023, for any other interim period, or for any other future year.
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
As a result of agreements reached during the six months ended September 30, 2022 for the early termination of lease agreements for an office facility in New York, New York and for a research and development facility and related office space in Durham, North Carolina, the associated balances of operating lease right-of-use assets and operating lease liabilities on the Company's condensed consolidated balance sheet have been eliminated.
There have been no significant changes, other than those mentioned in the preceding paragraph, in the Company’s accounting policies from those disclosed in its Annual Report.

(B) Going Concern and Management's Plans:
The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Subtopic 205-40, "Presentation of Financial Statements—Going Concern", which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim consolidated financial statements and accompanying notes are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation/dissolution becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires judgment by management. The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements and accompanying notes are issued.
The Company has not yet achieved profitability. The Company expects to continue to incur operating and net losses, as well as negative cash flows from operations, including through the date of the proposed Dissolution. The Company has not generated any revenue to date.
For the nine months ended December 31, 2022 and the fiscal year ended March 31, 2022, the Company incurred net losses of $15.5 million and $71.9 million, respectively. As of December 31, 2022, the Company’s cash and cash equivalents totaled $46.1 million and its accumulated deficit was $878.5 million. The Company estimates that its current cash and cash equivalents balance is sufficient to support operations beyond the twelve month period following the date that these unaudited condensed consolidated financial statements were issued. These estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.
If the Dissolution is not approved by our stockholders, our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including the outcome of our review and evaluation of any additional strategic alternatives or changes in our business strategy.
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

(D) Net Loss per Share of Common Stock:
Basic net loss per share of common stock is computed by dividing the net loss applicable to shareholders of common stock by the weighted-average number of shares of common stock and 3,301,998 pre-funded warrants (see Note 6(B)) outstanding during the period, without further consideration for potentially dilutive securities. The pre-funded warrants were fully exercised in July 2021 (See Note 6(B)). In accordance with ASC Topic 260, Earnings Per Share, the pre-funded warrants were included in the computation of basic net loss per share because the exercise price was negligible and they were fully vested and exercisable at any time after the original issuance date. Diluted net loss per share of common stock is computed by dividing the net loss applicable to shareholders of common stock by the diluted weighted-average number of shares of common stock outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per share of common stock and diluted net loss per share of common stock are equivalent. Potentially dilutive shares of common stock have been excluded from the diluted net loss per share of common stock computations in all periods presented because such securities have an anti-dilutive effect on net loss per share of common stock due to the Company’s net loss. Restricted Stock Units ("RSUs") and stock options outstanding for a total of 1.9 million and 5.1 million shares of common stock were not included in the calculation of diluted weighted-average shares of common stock outstanding for the three and nine months ended December 31, 2022 and December 31, 2021, respectively, because they were anti-dilutive given the net loss of the Company.
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
The Company’s financial instruments include cash and cash equivalents and previously included restricted cash. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities, and restricted cash consists of interest-bearing deposits denominated in the U.S. dollar. Cash and restricted cash are stated at their historical carrying amounts, which approximate fair value due to their short-term nature. The carrying values of the Company's money market fund included in cash and cash equivalents of $45.1 million and $61.0 million at December 31, 2022 and March 31, 2022, respectively, approximated their fair values, which are based on quoted prices in active markets for identical securities.

The following table summarizes the fair value of the Company's money market fund included in cash equivalents based on the inputs used at December 31, 2022 and March 31, 2022 in determining such values (in thousands):

	As of December 31, 2022				As of March 31, 2022
	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$45,060	$45,060	$—	$—	$61,000	$61,000	$—	$—
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
Note 3—License and Collaboration Agreements
(A) The University of Massachusetts Medical School Exclusive License Agreement:
In December 2018, the Company entered into an exclusive license agreement (the "UMMS Agreement") with the University of Massachusetts Medical School ("UMMS"), pursuant to which the Company received a worldwide, royalty-bearing, sub-licensable license under certain patent applications and any patents issuing therefrom, biological materials and know-how controlled by UMMS to develop and commercialize gene therapy product candidates, including AXO-AAV-GM1 and AXO-AAV-GM2, for the treatment of GM1 gangliosidosis and GM2 gangliosidosis (including Tay-Sachs disease and Sandhoff disease), respectively. In April 2022, the Company provided notice of termination of the UMMS Agreement to UMMS, which termination became effective August 31, 2022. The Company incurred a total of $1.7 million and $3.9 million of program-specific costs related to its AXO-AAV-GM1 and AXO-AAV-GM2 programs within research and development expenses in its unaudited condensed consolidated statements of operations during the three and nine months ended December 31, 2022, respectively, and $9.0 million and $19.3 million during the three and nine months ended December 31, 2021, respectively. The Company paid a total of $0 and $0.2 million to UMMS during the three and nine months ended December 31, 2022, respectively, and $3.0 million and $4.9 million during the three and nine months ended December 31, 2021, respectively.
(B) Oxford Biomedica License Agreement:

In June 2018, the Company entered into an exclusive license agreement (the "Oxford Agreement") with Oxford Biomedica (UK) Ltd. ("Oxford"), pursuant to which the Company received a worldwide, exclusive, royalty-bearing, sub-licensable license under certain patents and other intellectual property controlled by Oxford to develop and commercialize AXO-Lenti-PD and related gene therapy products for all diseases and conditions. In February 2022, the Company provided notice of termination of the Oxford Agreement to Oxford, which termination became effective June 30, 2022. The Company incurred $0 thousand and $0.1 million of AXO-Lenti-PD program-specific costs within research and development expenses in its unaudited condensed consolidated statement of operations during the three and nine months ended December 31, 2022 and $8.3 million and $9.3 million during the three and nine months ended December 31, 2021, respectively. The Company paid Oxford a total of $0 and $0.6 million during the three and nine months ended December 31, 2022, respectively, and $0.6 million and $0.6 million during the three and nine months ended December 31, 2021, respectively.

Note 4—Investment in Arvelle Therapeutics B.V.
In February 2021, the Company sold its investment of 8.1 million shares of nonredeemable preferred stock (the "Arvelle Shares") of Arvelle Therapeutics B.V. ("Arvelle") to a third party as part of that third party's cash acquisition of all of the outstanding equity of Arvelle. In exchange, the Company received an upfront payment of approximately $11.6 million, in addition to a payment received in December 2022 of approximately $1.2 million that had previously been held in escrow and recorded as restricted cash, as well as the right to receive up to an additional total of $7.0 million in potential future regulatory and sales milestone payments (collectively, the "Arvelle Sale"). The Company originally purchased its Arvelle Shares in February 2019 and May 2020 in exchange for €0.00001 per share paid in cash, as well as certain goods and services provided by the Company to Arvelle. The Company recorded a net gain of approximately $4.7 million to other non-operating income in the Company's consolidated statement of operations upon the closing of the Arvelle Sale in February 2021, as well as a gain of approximately $4.3 million recorded to other non-operating income in the Company's consolidated statement of operations and to receivable from sale of long-term investment in its consolidated balance sheet upon the achievement of a regulatory milestone in March 2021 that was collected during the three months ended June 30, 2021.
Note 5—Accrued Expenses
As of December 31, 2022, and March 31, 2022, accrued expenses consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Research and development expenses	$—	$4,392
Bonuses and other compensation expenses	572	2,113
Other expenses	880	958
Income and other tax expenses	499	769
Total accrued expenses	$1,951	$8,232
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
The Company has engaged SVB Securities LLC as its agent to sell shares of the Company's common stock from time to time through an at-the-market equity offering program. SVB Securities LLC receives compensation for its services in an amount equal to 3% of the gross proceeds of any of the Company's common stock sold. During the nine months ended December 31, 2022, the Company did not sell any shares of its common stock under this program. During the nine months ended December 31, 2021, the Company sold approximately 0.7 million shares of its common stock for total proceeds of approximately $1.6 million, net of brokerage fees, under this program. As of December 31, 2022, the Company had sold a total of approximately $30.4 million shares of its common stock for aggregate proceeds of approximately $92.0 million, net of brokerage fees, under and since the inception of this program.

Note 7—Stock-Based Compensation
(A) Amended and Restated 2015 Equity Incentive Plan:
In March 2015, the Company adopted its 2015 Equity Incentive Plan, which was (i) amended and restated in June 2017 by its Board of Directors and became effective upon shareholder approval in August 2017, (ii) further amended and restated in October 2020 by its Board of Directors, and (iii) further amended and restated in August 2021 by its Board of Directors and became effective upon stockholder approval in September 2021 (the "2015 Plan"). In April 2022 and April 2021, the number of shares of common stock authorized for issuance under the 2015 Plan increased automatically by 2.9 million and 2.8 million, respectively, in accordance with the terms of the 2015 Plan. Upon amendment and restatement by the Company's Board of Directors and stockholder approval of the 2015 Plan in August 2021 and September 2021, respectively, the number of shares of common stock authorized for issuance under the 2015 Plan increased by 5.0 million. At December 31, 2022, totals of 16.3 million shares of common stock were authorized for issuance and 13.4 million shares of common stock were available for future issuance under the 2015 Plan.
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
The Company did not grant any stock options during the nine months ended December 31, 2022. During the nine months ended December 31, 2021, the Company granted options to purchase a total of 1.6 million shares of its common stock, with a weighted-average exercise price of $2.47 and estimated grant date fair value of $3.3 million under the 2015 Plan. There were no options with market-based performance conditions granted during the nine months ended December 31, 2022 and December 31, 2021 under the 2015 Plan. At December 31, 2022, options to purchase a total of 1.1 million shares of common stock were outstanding under the 2015 Plan with a weighted-average exercise price of $8.69 per share, including options with market-based performance conditions to purchase 0.1 million shares of common stock at a weighted average exercise price of $6.42 per share. At December 31, 2022, vested options to purchase a total of 0.9 million shares of common stock were outstanding under the 2015 Plan, with no options with market-based performance conditions vested and outstanding. During the nine months ended December 31, 2022 and December 31, 2021, the total grant date fair values of stock options that vested under the 2015 Plan were $1.0 million and $2.0 million, respectively.
(C) Restricted Stock Units:
RSUs granted during the nine months ended December 31, 2021 vest in three equal annual installments commencing on the first anniversary of the vesting commencement date, subject to continuing service. Of the total number of RSUs granted in September 2019 representing approximately 0.3 million shares of the Company's common stock, one-half vested on January 31, 2020 and the remaining one-half vested on July 31, 2020, subject to continuing service. The Company did not grant any RSUs during the nine months ended December 31, 2022. During the nine months ended December 31, 2021, the Company granted RSUs for a total of 1.5 million shares of common stock, with an aggregate grant date fair value of $3.6 million to its employees under the 2015 Plan. At December 31, 2022, RSUs for approximately 0.8 million shares of common stock were outstanding, of which approximately 39 thousand were vested. During the nine months ended December 31, 2022 and December 31, 2021, the total grant date fair values of RSUs that vested under the 2015 Plan were $0.7 million and $1.0 million, respectively.

(D) Stock-based Compensation Expense:
The Company recorded total stock-based compensation expense of $0.2 million and $0.3 million for the three and nine months ended December 31, 2022 and $1.0 million and $3.7 million for the three and nine months ended December 31, 2021, respectively, related to options and RSUs granted to its employees and directors, excluding stock-based compensation expense allocated to the Company from RSL (see Note 7(E)). The stock-based compensation expense was included in research and development and general and administrative expenses in the Company's unaudited condensed consolidated statements of operations. At December 31, 2022, total unrecognized compensation expense for unvested outstanding option and RSU equity awards of the Company's common stock granted to its employees and directors under the 2015 Plan was $0.9 million, which is expected to be recognized over the remaining weighted-average service period of 1.52 years.
(E) RSL Common Share Awards and Options:
Certain employees of the Company have been granted RSL common share awards and options for which stock-based compensation expense is allocated to the Company from RSL. The Company recorded no such total allocated stock-based compensation expense in the three and nine months ended December 31, 2022, and $0.4 million and $6.3 million during the three and nine months ended December 31, 2021, respectively.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (i) the interim unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (ii) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2022, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on June 14, 2022.
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:
•our anticipated uses of cash, cash runway and future cash position, including the availability, timing and amount of liquidating distributions, the amounts that will need to be set aside by us and the adequacy of such reserves to satisfy our obligations;
•the amount of proceeds that might be realized from the sale or other disposition of any of our remaining assets;
•timing and stockholder approval of our planned Dissolution;
•the incurrence by the Company of expenses relating to the Dissolution;
•the timing, cost and anticipated savings benefits of internal restructurings that we have conducted or may conduct in the future, including headcount reductions;
•the timing of delisting of our common stock from Nasdaq and related limitations on future trading of our common stock prior to the Dissolution;
•our ability to retain employees, consultants and other resources to carry out the Dissolution; and
•our estimates regarding our results of operations, financial condition, liquidity and capital requirements.
We have based these forward-looking statements largely on our current expectations and projections about future events, including statements regarding the Dissolution and related matters that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and in our other filings with the SEC. These risks are not exhaustive. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Overview
Until recently, we were a clinical-stage company focused on developing gene therapies to treat neurodegenerative diseases: AXO-AAV-GM1 for the treatment of GM1 gangliosidosis, AXO-AAV-GM2 for the treatment of GM2 gangliosidosis (including Tay-Sachs and Sandhoff diseases) and AXO-Lenti-PD for the treatment of Parkinson’s disease. During the fiscal year covered by this report, we wound down these programs.
In parallel with our decision to terminate our clinical programs, in April 2022, the Board of Directors approved and we announced the strategic decision to explore and review a range of strategic alternatives focused on maximizing stockholder value from our existing cash and cash equivalents, including a potential sale, merger, business combination or similar transaction. In connection with these actions, and as approved by the Board of Directors, we began implementing a significant headcount reduction, which concluded in August 2022. In December 2022, following assessment of potential strategic alternatives, the Board of Directors approved the dissolution and liquidation of the company (the "Dissolution"), subject to stockholder approval.
We intend to file proxy materials with the Securities and Exchange Commission and mail such materials to our stockholders as of the applicable record date expeditiously and to hold a special meeting of stockholders as soon as practicable for the purpose of obtaining stockholder approval of the Dissolution.
The Dissolution contemplates an orderly wind down of our business and operations in accordance with the provisions of Delaware law. If our stockholders approve the Dissolution, we intend to file a Certificate of Dissolution with the Delaware Secretary of State dissolving the Company, satisfy or resolve our remaining liabilities and obligations, including but not limited to contingent liabilities and claims and costs associated with the dissolution and liquidation, make reasonable provisions for unknown claims and liabilities and attempt to convert all of our remaining assets into cash or cash equivalents, and make distributions to our stockholders of cash available for distribution based upon their proportionate ownership at the time of the dissolution, subject to applicable legal requirements. The proxy materials that we file with the SEC and mail to our stockholders will contain more important information regarding the proposed Dissolution. We also expect our common stock to be delisted from the Nasdaq Capital Market in March 2023.
Pursuant to Delaware law, the Company will continue to exist for three years after the Certificate of Dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct. If our stockholders approve the Dissolution, we will be authorized to cease operations, sell or otherwise dispose of its non-cash assets and dissolve the Company and its subsidiaries without further approval of the stockholders, unless required to obtain such approval under Delaware law.
If our stockholders do not approve the Dissolution, the Board of Directors and management will continue to explore other strategic alternatives. Because the Board of Directors and management believe that they have exhausted all reasonable and viable strategic alternatives, it is possible that we would seek voluntary dissolution at a later time and potentially with diminished assets. In addition, we could cease operations, make an assignment for the benefit of creditors, turn the Company over to a third-party management company or liquidator or file for bankruptcy protection. Even if our stockholders approve the Dissolution, the Board of Directors has reserved the right, in its discretion, to the extent permitted by Delaware law, to abandon or delay implementation of the Dissolution, in order, for example, to permit the Company to pursue any new business opportunities or strategic transactions that may arise.
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
We do not expect to incur any research and development expenses in the future, as we have stopped all research and development activity.
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
Results of Operations for the Three and Nine Months Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development expenses
(includes stock-based compensation (benefit) expense of $0 and $130 for the three months ended December 31, 2022 and 2021 and $(409) and $1,051 for the nine months ended December 31, 2022 and 2021, respectively)	$1,883	$21,287	$(19,404)	$7,761	$40,793	$(33,032)
General and administrative expenses
(includes stock-based compensation expense of $227 and $1,268 for the three months ended December 31, 2022 and 2021 and $692 and $8,966 for the nine months ended December 31, 2022 and 2021, respectively)	2,600	4,086	(1,486)	8,533	17,693	(9,160)
Total operating expenses	4,483	25,373	(20,890)	16,294	58,486	(42,192)
Other (income) expense, net	(464)	83	(547)	(785)	105	(890)
Loss before income tax benefit	(4,019)	(25,456)	21,437	(15,509)	(58,591)	43,082
Income tax benefit	—	—	—	(4)	(28)	24
Net loss	$(4,019)	$(25,456)	$21,437	$(15,505)	$(58,563)	$43,058

Research and Development Expenses
Our research and development expenses during the three and nine months ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
Program-specific costs	$1,744	$17,262	$(15,518)	$4,030	$28,619	$(24,589)

Unallocated internal costs:
Personnel-related	—	2,464	(2,464)	1,676	7,127	(5,451)
Stock-based compensation expense (benefit)	—	130	(130)	(409)	1,051	(1,460)
Other	139	1,431	(1,292)	2,464	3,996	(1,532)
Total research and development expenses	$1,883	$21,287	$(19,404)	$7,761	$40,793	$(33,032)
Research and development expenses were $1.9 million for the three months ended December 31, 2022 and $21.3 million for the three months ended December 31, 2021. The $19.4 million decrease was primarily related to decreases in:
(i) program-specific costs relating to our prior AXO-Lenti-PD and AXO-AAV-GM1 and AXO-AAV-GM2 programs, which decreased $15.5 million as we wound down our clinical-stage programs subsequent to our termination of the Oxford Agreement and the UMMS Agreement; and
(ii) unallocated internal costs, which decreased $3.9 million primarily due to reductions in personnel-related costs after announcing the discontinuation of our clinical-stage programs and initiating a significant reduction in workforce in April 2022.

Research and development expenses were $7.8 million for the nine months ended December 31, 2022 and $40.8 million for the nine months ended December 31, 2021. The $33.0 million decrease was primarily related to decreases in:

(i) program-specific costs relating to our prior AXO-Lenti-PD and AXO-AAV-GM1 and AXO-AAV-GM2 programs, which decreased $24.6 million as we wound down our clinical-stage programs subsequent to our termination of the Oxford Agreement and the UMMS Agreement; and
(ii) unallocated internal costs, which decreased $8.4 million primarily due to reductions in personnel-related costs after announcing the discontinuation of our clinical-stage programs and initiating a significant reduction in workforce in April 2022. Personnel-related costs incurred during the nine months ended December 31, 2022 included $0.7 million of severance expense. Other costs incurred during the nine months ended December 31, 2022 included $0.7 million related to the early termination of the laboratory space lease in Durham, North Carolina and $0.6 million of losses on sales of equipment and furniture related to the termination of that lease. Further, stock-based compensation expense incurred during the nine months ended December 31, 2022 benefited from the reversal of $0.4 million from prior periods resulting from the workforce reduction.

General and Administrative Expenses
General and administrative expenses were $2.6 million for the three months ended December 31, 2022 and $4.1 million for the three months ended December 31, 2021. The decrease of $1.5 million was primarily due to decreases of $1.0 million in stock-based compensation expense, $0.4 million of which results from prior year expense associated with RSL equity instruments held by our former Chief Executive Officer, and $0.6 million in personnel-related expenses related to the workforce reduction that commenced in April 2022.
General and administrative expenses were $8.5 million for the nine months ended December 31, 2022 and $17.7 million for the nine months ended December 31, 2021. The decrease of $9.2 million was primarily due to a decrease of $8.3 million in stock-based compensation expense, $6.3 million of which results from prior year expense associated with RSL equity instruments held by our former Chief Executive Officer, and a decrease of $1.7 million in personnel-related expenses.
Other (Income) Expense, net

Other (income) expense, net was $(0.5) million and $83 thousand for the three months ended December 31, 2022 and 2021, respectively. Other income, net for the three months ended December 31, 2022 consisted primarily of $0.5 million of interest income. Other expense, net for the three months ended December 31, 2021 consisted primarily of foreign exchange losses.

Other (income) expense, net was $(0.8) million and $105 thousand for the nine months ended December 31, 2022 and 2021, respectively. Other income, net for the nine months ended December 31, 2022 consisted primarily of $0.8 million of interest income. Other expense, net for the nine months ended December 31, 2021 consisted primarily of foreign exchange losses and interest expense, partially offset by interest income.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in June 2015, our operations have been financed primarily through sales of common stock and pre-funded warrants, as well as borrowings under our credit facilities. As of December 31, 2022, we had $46.1 million of cash and cash equivalents available to us.
Capital Requirements
We have not yet achieved profitability and expect to continue to incur operating and net losses, as well as negative cash flows from operations, including through the date of the proposed Dissolution.
For the nine months ended December 31, 2022 and the fiscal year ended March 31, 2022, we incurred net losses of $15.5 million and $71.9 million, respectively. As of December 31, 2022, our cash and cash equivalents totaled $46.1 million and our accumulated deficit was $878.5 million. If the Dissolution is not approved by our stockholders, and notwithstanding the factors listed below, we expect that our existing cash and cash equivalents of $46.1 million at December 31, 2022 will enable us to fund our current operating plan beyond the twelve-month period following the date that the accompanying unaudited condensed consolidated financial statements and footnotes were issued, although our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including the outcome of our review and evaluation of any additional strategic alternatives or changes in our business strategy.
If the Dissolution is not approved by our stockholders, to the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. If we raise funds through licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. Our common stock may also be delisted from the Nasdaq Capital Market in March 2023 if we do not regain compliance with the minimum bid price requirement, in which case our ability to raise additional funds by issuing equity securities would be even more limited.
At-the-Market Equity Offering Program

We have engaged SVB Securities LLC as our agent to sell shares of our common stock from time to time through an at-the-market equity offering program. SVB Securities LLC is entitled to compensation for its services in an amount equal to 3% of the gross proceeds of any of our shares of common stock sold. During the nine months ended December 31, 2022, we did not sell any shares of common stock under this program. During the nine months ended December 31, 2021, we sold approximately 0.7 million shares of our common stock for total proceeds of approximately $1.6 million, net of brokerage fees, under this program. As of December 31, 2022, we sold a total of approximately $30.4 million shares of our common stock for aggregate proceeds of approximately $92.0 million, net of brokerage fees, under and since the inception of this program.
Cash Flows
The following table sets forth a summary of our cash flows for each of the periods shown (in thousands):

	Nine Months Ended December 31,
	2022	2021
Net cash used in operating activities	$(18,686)	$(42,524)
Net cash (used in) provided by investing activities	(100)	4,007
Net cash provided by financing activities	—	1,441

Operating Activities
Cash flows from operating activities consist of net loss adjusted for non-cash items, including depreciation and stock-based compensation expenses, as well as the effect of changes in working capital and other activities.
For the nine months ended December 31, 2022, net cash used in operating activities was $18.7 million and was primarily attributable to a net loss of $15.5 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to net decreases in accrued expenses and accounts payable of $10.1 million, which were partially offset by a net decrease in prepaid expenses and other current assets of $4.4 million, a decrease in income tax receivable of $1.3 million and the disposal of $0.9 million of fixed assets.
For the nine months ended December 31, 2021, net cash used in operating activities was $42.5 million and was primarily attributable to a net loss of $58.6 million, which includes costs incurred for research and development activities, including CRO fees, manufacturing, regulatory and other clinical trial costs, as well as our general and administrative expenses, in addition to a net decrease of $1.4 million in accrued expenses, which were partially offset by $10.0 million of non-cash stock-based compensation expense, an increase in accounts payable of $5.3 million and a decrease in prepaid expenses and other current assets of $2.1 million.
Investing Activities
Cash used in investing activities was $0.1 million for the nine months ended December 31, 2022, consisting of $0.3 million of purchases of fixed assets, partially offset by proceeds of $0.2 million from dispositions of fixed assets. Net cash provided by investing activities was $4.0 million for the nine months ended December 31, 2021, consisting primarily of $4.3 million of cash proceeds from the sale of our long-term investment in Arvelle, partially offset by purchases of fixed assets.
Financing Activities
For the nine months ended December 31, 2022, net cash provided by financing activities was zero. For the nine months ended December 31, 2021, net cash provided by financing activities was $1.4 million and consisted of net proceeds from the issuance and sale of our shares of common stock under our share sales agreement with SVB Securities LLC.
Contractual Obligations
As of December 31, 2022, our real property lease obligations have been reduced to zero as a result of agreements reached during the six months ended September 30, 2022 for the early termination of lease agreements for an office facility in New York, New York and for a research and development facility and related office space in Durham, North Carolina.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of December 31, 2022, we had total cash and cash equivalents of $46.1 million, with cash consisting of non-interest-bearing deposits denominated in the U.S. dollar, Swiss franc and Euro, and cash equivalents consisting of interest-bearing money market fund deposits denominated in the U.S. dollar, which are invested in debt securities issued or guaranteed by the U.S. government and repurchase agreements fully collateralized by U.S. Treasury and U.S. government securities. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalent investments are in the form of money market funds and marketable securities and are invested in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.
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

Item 1A.         Risk Factors
In addition to the risk factors described in the “Risk Factors” sections (the “Risk Factors Sections”) in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 filed with the SEC on November 10, 2022,the following risk factors should be considered in connection with the proposed liquidation and dissolution (the “Dissolution”) of the Company pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”). In addition, there have been no material changes from the risks discussed in the Risk Factors Sections, other than the risk factors set forth below marked with an asterisk (*).
You should carefully consider the risk factors in the Risk Factor Sections, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described in the Risk Factor Sections are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed, and the trading price of our common stock could decline. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
The amount we distribute to our stockholders in the initial liquidating distribution may be substantially less than the amount we currently estimate if the amounts of our liabilities, other obligations and expenses or claims against us are higher than we currently anticipate or larger contingency reserves are established.
As of December 31, 2022, we had $46.1 million in cash and cash equivalents. We expect to establish a reserve in connection with the Dissolution, which will be used to pay all expenses (including operating expenses up until the filing of the certificate of dissolution (the “Certificate of Dissolution”)) and other known, non-contingent liabilities, and which also includes reasonable provision for expenses of liquidation and potential, contingent and unknown liabilities as required by Delaware law. The amount of cash ultimately distributed to our stockholders in the liquidating distributions depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish during the liquidation process. While we will attempt to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us, those estimates may be inaccurate. Factors that could impact our estimates include the following:
•if any of the estimates regarding the Plan of Dissolution, including the expenses to satisfy outstanding obligations, liabilities and claims during the liquidation process, are inaccurate;
•if unforeseen claims are asserted against us, we will have to defend or resolve such claims or establish a reasonable reserve before making distributions to our stockholders; and
•if the estimates regarding the expenses to be incurred in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company, are inaccurate.
If any of the foregoing occurs, the amount we initially distribute to our stockholders may be substantially less than the amount we currently estimate.
We cannot assure you of the exact amount or timing of any liquidating distributions to our stockholders under the Plan of Dissolution.
The dissolution and liquidation process is subject to numerous uncertainties, and may not result in any remaining capital for additional liquidating distributions to our stockholders following the initial liquidating distribution. The precise amount and timing of any additional liquidating distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, any unexpected claims from third parties, including governmental authorities, and unexpected or greater than expected expenses.

The payment of liquidating distributions, if any, to our stockholders could be delayed.
Although our Board of Directors has not established a firm timetable for liquidating distributions to our stockholders, assuming our stockholders approve the Plan of Dissolution, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such liquidating distributions, if any, as promptly as practicable as creditor claims and contingent liabilities are paid or settled. However, we are currently unable to predict the precise timing of any such liquidating distributions or whether any liquidating distributions will occur at all. The timing of any such liquidating distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets and claim settlements with creditors. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.
We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to stockholders.
Claims, liabilities and expenses from operations, such as operating costs, salaries, insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous expenses, will continue to be incurred as we wind down. In connection with the Dissolution, we will also dissolve our non-U.S. subsidiaries. These non-U.S. subsidiaries may be subject to differing laws, regulations and standards in each jurisdiction where such non-U.S. subsidiary operates, which include, but are not limited to, regulations and standards applicable to liabilities and expenses arising from salaries, insurance, payroll and local taxes, legal and miscellaneous expenses. These expenses will reduce the amount of assets available for ultimate distribution to stockholders.
If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder receiving liquidating distributions could be held liable for payment to our creditors of his, her or its pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.
If the Plan of Dissolution is approved by our stockholders, we will file the Certificate of Dissolution with the Delaware Secretary of State dissolving Sio Gene Therapies Inc. Pursuant to the Delaware General Corporation Law ("DGCL"), we will continue to exist for three years after our dissolution or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against the Company and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities (and those of our non-U.S. subsidiaries) and to distribute to our stockholders any remaining assets. Under the DGCL, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder of record as of the date of the filing of the Certificate of Dissolution, which is referred to hereinafter as the Final Record Date, could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.
Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) pursuant to the Plan of Dissolution, this means that a stockholder could be required to return all liquidating distributions previously made to such stockholder and receive nothing from us under the Plan of Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known, contingent, and unknown liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.
We intend to have our common stock delisted from the Nasdaq Capital Market and our stock transfer books closed at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State, after which it will not be possible for stockholders to publicly trade our stock.
We previously announced in September 2022 that if we do not regain compliance with Nasdaq’s minimum bid price requirement by March 11, 2023, our common stock will be subject to immediate delisting. As such, we expect that our common stock may be delisted from the Nasdaq Capital Market on or around March 11, 2023, which is expected to be prior to the filing of the Certificate of Dissolution. Once our common stock is delisted from the Nasdaq Capital Market, the ability of our stockholders to trade or otherwise transfer our common stock will be significantly impacted.

In addition, on the date we file the Certificate of Dissolution with the Delaware Secretary of State, we intend to close our stock transfer books and discontinue recording transfers of our common stock. Thereafter, certificates or book entries representing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and, after the Final Record Date, any distributions made by us will be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.
*We may not be successful in identifying and implementing any strategic business combination or other transaction, particularly given our decision to pursue the Dissolution in the near term, and any strategic transactions that we may consummate in the future could have negative consequences.
We have recently been focusing our efforts on the Dissolution and expect to continue pursuing the Dissolution in the near term. While we continue to evaluate all potential strategic options for the Company, including a merger, reverse merger, sale, or other strategic transaction, there can be no assurance that we will be able to successfully consummate any particular strategic transaction in lieu of the Dissolution or at all. We have incurred significant expenses in connection with the strategic evaluation process, which expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders in connection with the Dissolution. Delays in identifying a potential counterparty, including due to our near-term pursuit of the Dissolution, will cause our cash balance to continue to deplete, which could make us less attractive as a strategic counterparty. Further, the market capitalization of our company has from time to time fallen below the value of our cash and cash equivalents. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our remaining assets or company attributes. In addition, if we decide to abandon the Dissolution for any reason, or our stockholders do not approve of the Plan of Dissolution, we may need to refocus our efforts on other strategic alternatives with less cash and cash equivalents, which may negatively impact our ability to identify potential counterparties or consummate a strategic alternative transaction on a timely basis or at all.
*The price of our common stock currently does not meet the requirements for continued listing on the Nasdaq Global Select Market. If we fail to maintain or regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
The continued listing standards of the Nasdaq Stock Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. On March 16, 2022, we received a notification of noncompliance from Nasdaq that we were not in compliance with the minimum bid price requirement. We currently have until March 11, 2023 to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.
If we fail to regain compliance with the minimum bid price requirement, or if we fail to meet other continued listing requirements in the future, our common stock will be subject to delisting. Delisting from Nasdaq may adversely affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest. Given our plan to pursue the Dissolution in the near term, our common stock may be delisted from the Nasdaq Stock Market on or around March 11, 2023, which may be prior to the Dissolution.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.

Item 6.               Exhibits.

Exhibit Number	Description of Document	Form	File No.	Exhibit No.	Filing Date

2.1	Plan of Complete Liquidation and Dissolution.	8-K	001-37418	2.1	12/14/2022

3.1	Certificate of Incorporation.	8-K12G3	000-56226	3.1	11/13/2020

3.2	Bylaws.	8-K12G3	000-56226	3.2	11/13/2020

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

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

SIO GENE THERAPIES INC.

		By:	/s/ David Nassif
Date:	February 14, 2023	Name:	David Nassif
		Title:	Chief Executive Officer; Chief Financial Officer; Chief Accounting Officer and General Counsel
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)